Form 10KSB
period 2007-12-31
WestMountain Alternative Energy Inc
filed 2008-02-29
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2007

Commission File No. 0-53029

WESTMOUNTAIN ALTERNATIVE ENERGY, INC.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	26-1315585
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

103 West Mountain
Fort Collins, Colorado	80524
(Address of principal executive offices)	(zip code)

(970) 530-0325
 (Registrant's telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0.001 per share par value

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []   No [X].

Registrant's revenues for its most recent fiscal year were $-0-. The aggregate market value of the voting stock held by nonaffiliates cannot be computed because the Company’s securities do not trade in any market. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, February 1, 2008, was 9,106,250.

FORM 10-KSB

WestMountain Alternative Energy, Inc.

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “WestMountain Alternative,” “we,” “us,” and “our,” refer to WestMountain Alternative Energy, Inc., a Colorado corporation.

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1. DESCRIPTION OF BUSINESS.

(a) RISK FACTORS

You should carefully consider the risks and uncertainties described below and the other information in this prospectus before deciding to invest in shares of our common stock.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

Risks Related to Our Business and Industry

We are recently formed, have no operating history, and have never been profitable.  As a result, we may never become profitable, and, as a result, we could go out of business.

We were formed as a Colorado business entity in November, 2007. At the present time, we are recently formed and have never been profitable. There can be no guarantee that we will ever be profitable. We cannot guarantee we will ever develop revenue. Even if we develop revenue, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

Because we had incurred a loss and have no current operations, our accountants have expressed doubts about our ability to continue as a going concern.

      For our audit dated December 31, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to find suitable alternative energy investments; and

●	our ability to generate revenues.

      Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $60,000 and $100,000 for the fiscal year ending December 31, 2008. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

Our lack of operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance. An investor could lose his entire investment.

We have no operating history. An investor has no frame of reference to evaluate our future business prospects.  This makes it difficult, if not impossible, to evaluate us as an investment. An investor could lose his entire investment if our future business prospects do not result in our ever becoming profitable.

 If we do not generate adequate revenues to finance our operations, our business may fail.

             We have not generated revenues from our inception. As of December 31, 2007, we had a cash position of $57,855 and an additional $300,000 in Certificates of Deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2008. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

Competition in the alternative energy industry is intense.

      Our business plan involves making investments in alternative energy projects. This business is highly competitive. There are numerous similar companies seeking such investments in the United States of America. Our competitors will have greater financial resources and more expertise in this business. Our ability to develop our business will depend on our ability to successfully develop investments in this highly competitive environment. We cannot guarantee that we will be able to do so successfully.

The share control position of WestMountain Green, LLC will limit the ability of other shareholders to influence corporate actions.

             Our largest shareholder, WestMountain Green, LLC, of which Mr. Klemsz is a 16.8% member, owns 8,050,000 shares and thereby controls approximately 90% of our outstanding shares. Because WestMountain Green, LLC individually beneficially controls more than a majority of the outstanding shares, other shareholders, individually or as a group, will be limited in their ability to effectively influence the election or removal of our directors, the supervision and management of our business or a change in control of or sale of our company, even if they believed such changes were in the best interest of our shareholders generally.

Our future success depends, in large part, on the continued service of our President and our Secretary-Treasurer and the continued financing of WestMountain Green, LLC.

            We depend almost entirely on the efforts and continued employment of Mr. Klemsz, our President and Secretary-Treasurer. Mr. Klemsz is our primary executive officer, and we will depend on him for nearly all aspects of our operations. In addition, WestMountain Green, LLC, is our only source of financing. We do not have an employment contract with Mr. Klemsz, and we do not carry key person insurance on his life. The loss of the services of Mr. Klemsz through incapacity or otherwise, would have a material adverse effect on our business. It would be very difficult to find and retain qualified personnel such as Mr. Klemsz and a financing source to replace WestMountain Green, LLC.

Our revenue and profitability fluctuate, particularly inasmuch as we cannot predict the timing of realization events in developing future investments, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause volatility in the price of our shares.

      We may experience significant variations in revenues and profitability during the year. The timing and receipt of income generated by bringing new alternative energy projects to market is event driven and thus highly variable, which contributes to the volatility of our revenue, and our ability to realize incentive income from our funds may be limited. We cannot predict when, or if, any realization of investments will occur. If we were to have a realization event in a particular quarter, it may have a significant impact on our revenues and profits for that particular quarter which may not be replicated in subsequent quarters. In addition, our equity investments are adjusted for accounting purposes to fair value at the end of each quarter, resulting in revenue attributable to our principal investments, even though we receive no cash distributions from our equity funds, which could increase the volatility of our quarterly earnings.

Difficult market conditions can adversely affect our funds in many ways, including reducing the value or performance of the investments we make in our investments and reducing the ability of our company to raise or deploy capital, which could materially reduce our revenue and results of operations.

      If economic conditions are unfavorable our projects may not perform well and we may not be able to raise money in existing or new projects. Our investments will be materially affected by conditions in the global financial markets and economic conditions throughout the world. The global market and economic climate may deteriorate because of many factors beyond our control, including rising interest rates or inflation, terrorism or political uncertainty. In the event of a market downturn, our businesses could be affected in different ways.

A general market downturn, or a specific market dislocation, may cause our revenue and results of operations to decline by causing:

•	The value of our investments to decrease;

•	lower investment returns, reducing incentive income; and

•	material reductions in the value of our ownership in investments.

      Furthermore, while difficult market conditions may increase opportunities to make certain alternative energy investments, such conditions also increase the risk of default with respect to investments held by us with debt investments.

The success of our business depends, in part, upon proprietary technologies and information which may be difficult to protect and may infringe on the intellectual property rights of third parties.

We believe that the identification, acquisition and development of proprietary technologies are key drivers of our business. Our success depends, in part, on our ability to obtain patents, license the patents of others, maintain the secrecy of our proprietary technology and information, and operate without infringing on the proprietary rights of third parties. We currently do no license any patents. We cannot assure you that the patents of others will not have an adverse effect on our ability to conduct our business, that the patents that we license will provide us with competitive advantages or will not be challenged by third parties, that we will acquire additional proprietary technology that is patentable or that any patents issued to us will provide us with competitive advantages or will not be challenged by third parties. Further, we cannot assure you that others will not independently develop similar or superior technologies, duplicate elements of any technology we may own or design around it.

In order to successfully commercialize any proprietary technologies, it is possible that we may need to acquire licenses to, or to contest the validity of, issued or pending patents or claims of third parties. We cannot assure you that any license acquired under such patents would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest. In addition, we could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party’s patents or in defending the validity or enforceability of our patents, or in bringing patent infringement suits against other parties based on our patents.

In addition to the protection afforded by patents, we may also rely on trade secrets, proprietary know-how and technology that we seek to protect, in part, by confidentiality agreements with our prospective joint venture partners, employees and consultants. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any such breach, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

Because we are smaller and have fewer financial and other resources than many alternative energy companies, we may not be able to successfully compete in the very competitive alternative energy industry.

Alternative energy functions as a commodity. There is significant competition among existing alternative energy producers. Our business could face competition from a number of producers that can produce significantly greater volumes of alternative energy than we can or expect to produce, producers that can produce a wider range of products than we can, and producers that have the financial and other resources that would enable them to expand their production rapidly if they chose to. These producers may be able to achieve substantial economies of scale and scope, thereby substantially reducing their fixed production costs and their marginal productions costs. If these producers are able to substantially reduce their marginal production costs, the market price of alternative energy products may decline and we may be not be able to produce alternative energy products at a cost that allows us to operate profitably. Even if we are able to operate profitably, these other producers may be substantially more profitable than us, which may make it more difficult for us to raise any financing necessary for us to achieve our business plan and may have a materially adverse effect on the market price of our common stock.

If alternative energy products prices drop significantly, we will also be forced to reduce our prices, which potentially may lead to losses and put our future investments in peril.

Prices for alternative energy products can vary significantly over time and decreases in price levels could adversely affect our profitability and viability. We cannot assure you that we will be able to sell our alternative energy profitably, or at all.

Increased alternative energy production in the United States could increase the demand for feedstocks and the resulting price of feedstocks, reducing our profitability.

New alternative energy projects are under construction throughout the United States. Increased production from alternative energy sources could increase feedstock demand and prices, resulting in higher production costs and lower profits.

Price increases or interruptions in needed energy supplies could cause loss of customers and impair our profitability.

Alternative energy production requires a constant and consistent supply of energy. If there is any interruption in our supply of energy for whatever reason, such as availability, delivery or mechanical problems, we may be required to halt production. If we halt production for any extended period of time, it will have a material, adverse effect on our business. Natural gas and electricity prices have historically fluctuated significantly. We expect to purchase significant amounts of these resources as part of our alternative energy production. Increases in the price of natural gas or electricity would harm our business and financial results by increasing our energy costs.

Risks Related to Government Regulation and Subsidization

The United States alternative energy industry is highly dependent upon federal and state legislation and regulation and any changes in that legislation or regulation could materially adversely affect our results of operations and financial condition.

The elimination or significant reduction in the federal tax incentive could have a material adverse effect on our results of operations.

The production of alternative energy has historically been related to federal tax incentives. The elimination or significant reduction in the federal tax incentives on any or all alternative energy projects could negatively impact or proposed operations.

Lax enforcement of environmental and energy policy regulations may adversely affect the demand for alternative energy products.

Our success will depend, in part, on effective enforcement of existing environmental and energy policy regulations. Many of our potential customers are unlikely to switch from the use of conventional fuels unless compliance with applicable regulatory requirements leads, directly or indirectly, to the use of alternative energy. Both additional regulation and enforcement of such regulatory provisions are likely to be vigorously opposed by the entities affected by such requirements. If existing emissions-reducing standards are weakened, or if governments are not active and effective in enforcing such standards, our business and results of operations could be adversely affected. Even if the current trend toward more stringent emissions standards continues, our future prospects will depend on the ability of alternative energy to satisfy these emissions standards more efficiently than other existing technologies. Certain standards imposed by regulatory programs may limit or preclude the use of our products to comply with environmental or energy requirements. Any decrease in the emission standards or the failure to enforce existing emission standards and other regulations could result in a reduced demand for alternative energy products. A significant decrease in the demand for alternative energy products will reduce the price of such products, adversely affect our profitability and decrease the value of your stock.

Costs of compliance with burdensome or changing environmental and operational safety regulations could cause our focus to be diverted away from our business and our results of operations to suffer.

We expect to be subject to complicated environmental regulations of the U.S. Environmental Protection Agency and regulations and permitting requirements of the various states with respect to our alternative energy projects. These regulations are subject to change and such changes may require additional capital expenditures or increased operating costs. Consequently, considerable resources may be required to comply with future environmental regulations. We do not currently expect to incur material capital expenditures for environmental controls in this or the succeeding fiscal year. In addition, our proposed projects could be subject to environmental nuisance or related claims by employees, property owners or residents near our projects arising from air or water discharges. Environmental and public nuisance claims, or tort claims based on emissions, or increased environmental compliance costs could significantly increase our operating costs.

Any new alternative energy plants will be subject to federal and state laws regarding occupational safety. Risks of substantial compliance costs and liabilities are inherent in alternative energy production. We may be subject to costs and liabilities related to worker safety and job related injuries, some of which may be significant. Possible future developments, including stricter safety laws for workers and other individuals, regulations and enforcement policies and claims for personal or property damages resulting from operation of our projects could reduce the amount of cash that would otherwise be available to further enhance our business.

Risks Related to an Investment in Our Common Stock

The lack of a broker or dealer to create or maintain a market in our stock could adversely impact the price and liquidity of our securities.

      We have no agreement with any broker or dealer to act as a market maker for our securities and there is no assurance that we will be successful in obtaining any market makers. Thus, no broker or dealer will have an incentive to make a market for our stock. The lack of a market maker for our securities could adversely influence the market for and price of our securities, as well as your ability to dispose of, or to obtain accurate information about, and/or quotations as to the price of, our securities.

We have no experience as a public company.

We have never operated as a public company. We have no experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

We may be required to register under the Investment Company Act of 1940, or the Investment Advisors Act, which could increase the regulatory burden on us and could negatively affect the price and trading of our securities.

Because our proposed business involves the identification, acquisition and development of alternative energy investments, we may be required to register as an investment company under the Investment Company Act of 1940 or the Investment Advisors Act and analogous state law. While we believe that we are currently either not an investment company or an investment advisor or are exempt from registration as an investment company under the Investment Company Act of 1940 or the Investment Advisors Act and analogous state law, either the SEC or state regulators, or both, may disagree and could require registration either immediately or at some point in the future. As a result, there could be an increased regulatory burden on us which could negatively affect the price and trading of our securities.

Our stock has no public trading market and there is no guarantee a trading market will ever develop for our securities.

There has been, and continues to be, no public market for our common stock. An active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

*    actual or anticipated fluctuations in our operating results;

*    changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

*    changes in market valuations of other companies, particularly those that market services such as ours;

*    announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

*    introduction of product enhancements that reduce the need for the products our projects may develop;

*    departures of key personnel.

      Of our total outstanding shares as of December 31, 2007, a total of 8,325,000, or approximately 91.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

      As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Applicable SEC rules governing the trading of “Penny Stocks” limit the liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock is currently not quoted in any market. If our common stock becomes quoted, we anticipate that it will trade well below $5.00 per share. As a result, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

The over-the-counter market for stock such as ours is subject to extreme price and volume fluctuations.

The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.

Buying low-priced penny stocks is very risky and speculative.

The shares being offered are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

Issuances of our stock could dilute current shareholders and adversely affect the market price of our common stock, if a public trading market develops.

       We have the authority to issue up to 50,000,000 shares of common stock, 1,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval. Although no financing is planned currently, we may need to raise additional capital to fund operating losses. If we raise funds by issuing equity securities, our existing stockholders may experience substantial dilution. In addition, we could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

               The issuance of preferred stock by our board of directors could adversely affect the rights of the holders of our common stock. An issuance of preferred stock could result in a class of outstanding securities that would have preferences with respect to voting rights and dividends and in liquidation over the common stock and could, upon conversion or otherwise, have all of the rights of our common stock. Our board of directors' authority to issue preferred stock could discourage potential takeover attempts or could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making these attempts more difficult or costly to achieve.

Colorado law and our Articles of Incorporation protect our directors from certain types of lawsuits, which could make it difficult for us to recover damages from them in the event of a lawsuit.

       Colorado law provides that our directors will not be liable to our company or to our stockholders for monetary damages for all but certain types of conduct as directors. Our Articles of Incorporation require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require our company to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

We do not expect to pay dividends on common stock.

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

(b) NARRATIVE DESCRIPTION OF THE BUSINESS

Our plan is to make early stage investments to bring alternative energy technologies to commercialization and to actively manage these investments. We plan to earn management fees based on the size of the investments that we oversee and incentive income based on the performance of these investments.  We will not limit ourselves to any single area of alternative energy. We will look at any and all forms of alternative energy. We will screen investments with emphasis towards finding opportunities with potential for long term success.

Our initial office is leased from a member of the limited liability company, WestMountain Green, LLC, which owns a majority of our shares. Currently, we pay no rent for this office space. We plan to occupy separate office facilities and obtain office furniture and equipment at some future date, depending upon the development of our business plan. We also plan to develop a proprietary investment screening process to make our investments.  This process will be based upon the experience of our management team and outside consultants.  This process has not been developed at this time.

 When making investments, we will primarily focus on working with small companies that require expansion or growth capital.   We will screen investments with emphasis towards finding opportunities with long term potential based upon technology, first mover, or market value add business plans.

We are presently planning to develop and implement a web site based operation to gather additional potential investment opportunities beyond what we can generate through our network of contacts. We also plan to utilize the most current technology to analyze investments. We believe the technology will assist in the analysis of each opportunity.

      We plan to operate out of one office in Colorado. We have no specific plans at this point for additional offices.

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;
2.	Continue to seek alternative and acceptable sources of capital;
3.	Bring in additional capital that may result in a change of control; or
4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

            Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through December 31, 2008. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

(c) PROPOSED OPERATIONS

General

Our plan for the twelve months beginning January 1, 2008 is to make a profit by December 31, 2008. Our company has no prior history of operating in the alternative energy business.

We are a development stage company. We plan to seek, develop, and manage alternative energy investments for our own account. We will screen investments with emphasis towards finding opportunities with long term potential. We will not limit ourselves to any single area of alternative energy. We will look at any and all forms of alternative energy.

We will develop a proprietary investment screening process to make our investments.  This process will be based upon the experience of Mr. Klemsz and outside consultants as we develop our company.  This process has not been developed at this time.

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;
2.	Continue to seek alternative and acceptable sources of capital;
3.	Bring in additional capital that may result in a change of control; or
4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

            Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through December 31, 2008. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

      We plan to operate out of one office in Colorado. We have no specific plans at this point for additional offices.  On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC  that performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2008.

Proposed Milestones to Implement Business Operations

At the present time, we plan to operate from one location in Fort Collins, Colorado. Our plan is to make our operation profitable by the end of our next fiscal year. We estimate that we must generate approximately $50,000 in revenues per year to be profitable.

We believe that we can be profitable or at break even by the end of our next fiscal year, assuming sufficient revenues. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $50,000 in revenue per year. However, if our forecasts are inaccurate, we may need to raise additional funds. Our resources consist of our available cash.  In addition, WestMountain Green, LLC agreed to loan such additional funds as may be necessary through December 31, 2008 for working capital purposes. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $50,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

            In the next 12 months, we do not intend to spend any material funds on research and development and do not intend to purchase any large equipment.

(d) MARKETS

We believe that the primary reason that clients would buy from us rather than competitors would be the existing relationships that we can develop. We believe that client loyalty and satisfaction can be the basis for success in this business. Therefore, we plan to develop and expand on already existing relationships to develop a competitive edge. We plan to utilize the expertise of its principal officer to develop our business.

(e) RAW MATERIALS

The use of raw materials is not a material factor in our operations at the present time. The use of raw materials may become a material factor in the future as we develop operations.

(f) CUSTOMERS AND COMPETITION

Our business plan involves acting as an investor in alternative energy technologies. This business is highly competitive. There are numerous similar companies providing such services in the United States of America. Our competitors will have greater financial resources and more expertise in this business. Our ability to develop our business will depend on our ability to successfully identify alternative energy technology investments in this highly competitive environment. We cannot guarantee that we will be able to do so successfully.

      Over the past several years, the size and number of funds that focus on alternative energy technologies has continued to increase. If this trend continues, it is possible that it will become increasingly difficult for us to raise funds to grow our Company. Competition is based on a variety of factors, including:

•	investment performance;

•	investor perception of investment managers’ drive, focus and alignment of interest;

•	quality of service provided to and duration of relationship with investors;

•	business reputation; and

•	level of fees and expenses charged for services.

      We compete in all aspects of our business with a large number of management firms and other financial institutions. A number of factors serve to increase our competitive risks:

•	investors may develop concerns that we will allow a business to grow to the detriment of its performance;

•
some of our competitors have greater capital, lower targeted returns or greater sector or investment strategy specific expertise than we do, which creates competitive disadvantages with respect to investment opportunities; some of our competitors may perceive risk differently than we do which could allow them either to outbid us for investments in particular sectors or, generally, to consider a wider variety of investments;

•
there are relatively few barriers to entry impeding new private equity and hedge fund management firms, and the successful efforts of new entrants into our various lines of business, including former ‘‘star’’ portfolio managers at large diversified financial institutions as well as such institutions themselves, will continue to result in increased competition; and

•	other industry participants continuously seek to recruit our best and brightest investment professionals away from us.

These and other factors could reduce our earnings and revenues and materially adversely affect our business.

(g) BACKLOG

At December 31, 2007, we had no backlogs.

(h) EMPLOYEES

             We have one full-time employee: Mr. Brian Klemsz, our President. Mr. Klemsz does not draw a salary or receive any other kind of compensation. However, we reimburse our employee for all necessary and customary business related expenses.  We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.  We do not pay our Directors separately for any Board meeting they attend.

(i) PROPRIETARY INFORMATION

           We own no proprietary information.

(j) GOVERNMENT REGULATION

  We will need to file with the government information to be a registered investment advisor, but we do not expect government regulations or environmental laws to have any material impact on us.

(k) RESEARCH AND DEVELOPMENT

We have never spent any amount in research and development activities.

(l) ENVIRONMENTAL COMPLIANCE

We believe that we are not subject to any material costs for compliance with any environmental laws.

(m) HOW TO OBTAIN OUR SEC FILINGS

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

Our investor relations department can be contacted at our principal executive office located at our principal office, 103 West Mountain, Fort Collins, Colorado 80524.  Our telephone number is (970) 530-0325.

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 103 West Mountain, Fort Collins, Colorado 80524, and our telephone number is (970) 530-0325. Our initial office is leased from a member of the limited liability company, WestMountain Green, LLC, which owns a majority of our shares. Currently, we pay no rent for this office space. We plan to occupy separate office facilities and obtain office furniture and equipment at some future date, depending upon the development of our business plan. We own no real estate nor have plans to acquire any real estate.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meeting in the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Holders

As of February 1, 2008, there were sixty-four record holders of our common stock and there were 9,106,250 shares of our common stock outstanding. No public market currently exists for shares of our common stock. We intend to apply to have our common stock listed for quotation on the Over-the-Counter Bulletin Board.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The shares offered by this prospectus constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Equity Compensation Plan Information

We have no outstanding stock options or other equity compensation plans.

Stock Transfer Agent

           The stock transfer agent for our securities is X-Clearing Corp, of Denver, Colorado. Their address is 535 Sixteenth Street, Suite 810, Denver, Colorado 80202. Their phone number is (303)573-1000.

Dividend Policy

 We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our board of directors may deem relevant. We are not under any contractual restriction as to our present or future ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Results of Operations

From our inception on November 13, 2007 through December 31, 2007, we generated no revenue. As a result we have no operating history upon which to evaluate our business. We had a net loss of $29,376 for this period.

Our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop alternative energy investments and our ability to generate revenues.

Operating expenses, which consisted solely of general and administrative expenses for the period from our inception on November 13, 2007 through December 31, 2007 was $29,376. The major component of general and administrative expenses is professional fees related to the filing of public documents and reports.

As a result of the foregoing, we had a net loss of $29,376 for the period from our inception on November 13, 2007 through December 31, 2007.

We currently have no revenue but continue to develop our plan.

Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $50,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, WestMountain Green, LLC has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services or products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $50,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources.

As of December 31, 2007, we had cash or cash equivalents of $57,855.

Cash flows used in operating activities were $9,360 from our inception on November 13, 2007 through December 31, 2007.

Net cash used in investing activities was $308,550 from our inception on November 13, 2007 through December 31, 2007. We purchased certificates of deposit amounting to $300,000 during this period.

Cash flows provided by financing activities were $375,765 from our inception on November 13, 2007 through December 31, 2007.  These cash flows were all related to sales of stock.

Over the next twelve months we do not expect any material our capital costs to develop operations. We plan to buy office equipment to be used in our operations.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can develop sufficient revenue within our present organizational structure and resources to become profitable in our operations. We do not anticipate needing to raise additional capital resources in the next twelve months In the event that we need additional capital, WestMountain Green, LLC has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

Our principal source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the U.S. economy. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop alternative energy investments and our ability to generate revenues.

 In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop alternative energy investments and, consequently, our revenues. If we succeed in generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in this prospectus. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Recently Issued Accounting Pronouncements

               In July 2006, the FASB issued FIN No. 48 – Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No 109.  FIN No. 48 clarifies the accounting for uncertainty in income taxes that are recognized by the Company.  The two step process included in FIN No. 48 assists the company in determining a threshold and measurement of the tax position taken for the financial statements and the Company income tax return.  The provisions for FIN No. 48 are effective for fiscal years after December 15, 2006.  The Company has adopted this pronouncement when it was started in 2007.

               In February 2007, the FASB issued FASB Statement 159-The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No 115.  This allows a company to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on the elected items will be reported at each subsequent reporting date.  The Company’s fees that are recognized on a monthly basis will depend on the fair market valuation of the assets that are being managed for other companies.  The adoption of this valuation method will begin in 2008 and may impact revenue reported in the Company consolidated financials.

ITEM 7. FINANCIAL STATEMENTS.

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders:
WestMountain Alternative Energy, Inc.

We have audited the accompanying balance sheet of WestMountain Alternative Energy, Inc. as of December 31, 2007, and the related statements of operations, changes in shareholders’ deficit and cash flows for the period from November 13, 2007 (inception) through December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WestMountain Alternative Energy, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the period from November 13, 2007 (inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has no history of operations, limited assets, and has incurred operating losses since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cordovano and Honeck LLP

Cordovano and Honeck LLP
Englewood, Colorado
February 12, 2008

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Balance Sheet
December 31, 2007

Assets
Cash and cash equivalents (note 1 and 7)	$57,855
Certificates of deposit (note 2)	300,000
Prepaid expenses	3,870
Property and equipment, net (note 3)	8,312
Total assets	$370,037

Liabilities and Shareholders' Equity
Liabilities
Accounts payable	$13,498
Accrued liabilities (note 1)	10,150
Total liabilities	23,648

Shareholders' equity (note 5)
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-
-0- shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,	9,106
9,106,250 shares issued and outstanding
Additional paid-in-capital	366,659
Deficit accumulated during development stage	(29,376)
Total shareholders' equity	346,389

Total liabilities and shareholders' equity	$370,037

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Statement of Operations

November 13,
2007
(Inception)
Through
December 31,
2007

Operating expenses:
Selling, general and administrative (note 6)	$29,376
Total operating expenses	29,376

Loss before income taxes	(29,376)

Provision for income taxes
Net loss	$(29,376)

Basic and diluted loss per share	$(0.00)

Basic and diluted weighted average common
shares outstanding	9,106,250

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity
For the Period November 13, 2007 (Inception) Through December 31, 2007

	Preferred Stock		Common Stock			Deficit
	Shares	Par Value	Shares	Par Value	Additional Paid-in Captial	Accumulated During Development Stage	Total

Balance at November 13, 2007	-	$-	-	$-	$-	$-	$-

November 19, 2007 common stock shares sold at $0.001 per share	-	-	290,000	290	-	-	290

November 20, 2007 common stock shares sold at $0.01 per share	-	-	235,000	235	2,115	-	2,350

November 28, 2007 common stock shares sold at $0.04 per share	-	-	8,050,000	8,050	311,950	-	320,000

November 30, 2007 common stock shares sold at $0.10 per share	-	-	531,250	531	52,594	-	53,125

Net loss, November 13, 2007 (inception) through December 31, 2007	-	-	-	-	-	(29,376)	(29,376)

Balance at December 31, 2007	-	$-	9,106,250	$9,106	$366,659	$(29,376)	$346,389

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Statement of Cash Flows

November 13,
2007
(Inception)
Through
December 31,
2007
Cash flows from operating activities:
Net loss	$(29,376)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	238
Changes in operating assets and operating liabilities:
Prepaid expenses	(3,870)
Accounts payable and accrued liabilities (note 1)	23,648
Net cash (used in) operating activities	(9,360)

Cash flows from investing activities:
Payments for property and equipment (note 3)	(8,550)
Payments for Certificates of deposit	(300,000)
Net cash (used in) investing activities	(308,550)

Cash flows from financing activities:
Proceeds from sale of common stock (note 5)	375,765
Net cash provided by financing activities	375,765
Net change in cash	57,855

Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$57,855

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—
Interest	$—

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Notes to Financial Statements

(1)    Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization and Basis of Presentation
WestMountain Alternative Energy, Inc. was incorporated in the state of Colorado on November 13, 2007 and on this date approved its business plan and commenced operations.

The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.  The company’s plan is to focus on investing in alternative energy technology companies to help bring these technologies to commercialization.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company is a development stage company with no history of operations, limited assets, and has incurred operating losses since inception.  These factors, among others, raise substantial doubt about its ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to obtain additional operating capital, commence operations, provide competitive services, and ultimately to attain profitability.

Use of Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  There were no cash equivalents at December 31, 2007.

Financial Instruments
The Company’s financial instruments consist of cash and accrued liabilities.  At December 31, 2007, the fair value of the Company’s financial instruments approximate fair value due to the short-term maturity of the instruments.

Property, Equipment and Depreciation
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing property and equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

Loss per Common Share
The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At December 31, 2007, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Notes to Financial Statements

Income Taxes
The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  The Company is subject to the provisions of FIN 48 as of its formation on November 13, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  No prior periods are yet subject to examination as the initial returns for the Company have not yet been filed.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.  In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

Fiscal Year-end
The Company operates on a December 31 year-end.

(2)   Certificates of Deposit

In December 2007, the Company invested $300,000 of its current cash into Certificates of deposit with maturities of 6 months or less.  At the time of maturity, the Company will evaluate its cash position and determine if the certificates will be renewed.

                             Amount                          Maturity Date                                           Interest Rate
Bank A                                                      $200,000                            May 2007                                                4.34%
Bank B                                                      $100,000                            June 2007                                                4.20%

(3)    Property and Equipment

The Company’s property and equipment consists of computer software that was placed into service during December 2007 at a value of $8,550.  As of December 31, 2007 the company recorded $238 in depreciation expense.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Notes to Financial Statements

(4)   Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

December 31,
2007
U.S. statutory federal rate	15.00%
State income tax rate, net of federal benefit	3.94%
Net operating loss for which no tax
benefit is currently available	-18.94%
0.00%

At December 31, 2007, deferred tax assets consisted of a net tax asset of $5,564, based on an operating loss inception to date of 29,376, which was fully allowed for, in the valuation allowance of $5,564. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforward generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

(5)    Stockholders Equity

On November 19, 2007 the Company sold 290,000 shares of its common stock for $290 or $0.001 per share.

On November 20, 2007 the Company sold 235,000 shares of its common stock for $2,350 or $0.01 per share.

On November 28, 2007 the Company sold 8,050,000 shares of its common stock to WestMountain Green, LLC, an affiliate, for a cash price of $320,000 or $0.04 per share.  The stock transaction made WestMountain Green, LLC the Company’s majority shareholder.

On November 30, 2007 the Company sold 531,250 shares of its common stock for $53,125 or $0.10 per share.  The stock sale was made in reliance on an exemption from registration of a trade in the United States under Rule 504 and/or Section 4(6) of the Act.  The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering.

A total of 9,106,250 shares were issued for a total cash price of $375,765.  All of the shares issued are considered to be “restricted stock” as defined in Rule 144 promulgated under the Securities Act of 1933.  As of December 31, 2007 the common stock issued and outstanding at par is $9,106 or $0.001 per share.  The amount over and above the $0.001 par value per share is recorded in the additional paid-in capital account in the amount of $366,659.

(6)    Operating Expenses

The total administrative expense recorded on the financials for the period ending November 30, 2007 was $29,376 of which $28,400 was related to professional fees associated with the public filings.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Notes to Financial Statements

(7)    Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of December 31, 2007 the Company has $157,855 at risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A. CONTROLS AND PROCEDURES.

 Management’s Annual Report on Internal Control over Financial Reporting

       As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2007, being the date of our most recently completed fiscal year end. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and our internal control over financial reporting are effective to ensure, among other things, that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, communicated, and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

       The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Changes in Internal Control over Financial Reporting

       During our most recently completed fiscal year ended December 31, 2007, there were no changes that had a material effect on, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE   WITH SECTION 16(a) OF THE EXCHANGE ACT.

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Brian L. Klemsz	48	President, Treasurer, Director
		Secretary and Director

Mr. Klemsz has been the Company’s President, Secretary-Treasurer, and sole Director since our inception. Since March, 2007, he has been the Chief Investment Officer of BOCO Investments, LLC.  He was President and Chief Investment Officer for GDBA Investments, LLLP, a private investment partnership from May, 2000 until February, 2007. He has also been the President, Secretary-Treasurer, and Director of Across America Financial Services, Inc., a public company which acts as a mortgage broker in commercial real estate transactions since 2005. He is currently also the President, Secretary-Treasurer, and sole Director of WestMountain Asset Management, Inc., WestMountain Distressed Debt, Inc., and WestMountain Index Advisor, Inc., which are newly incorporated companies in the process of becoming public. Mr. Klemsz received a Masters of Science in Accounting and Taxation in 1993 and a Masters of Science in Finance in 1990 from Colorado State University. He received his Bachelor of Science degree from the University of Colorado in 1981.

Family Relationships

There are no family relationships among our directors and executive officers. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director or executive officer has been convicted of a criminal offense within the past five years or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

Committees of the Board of Directors

There are no committees of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

Item 10. EXECUTIVE COMPENSATION

Our officer and director does not receive any compensation for his services rendered to us, nor have he received such compensation in the past.  As of the date of this registration statement, we have no funds available to pay our officer and director.  Further, our officer and director is not accruing any compensation pursuant to any agreement with us. We have no plans to pay any compensation to our officer and director in the future.

 Our officers and director will receive any finder’s fee, either directly or indirectly, as a result of his efforts to implement our business plan outlined herein.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2007, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 9,106,250 common shares were issued and outstanding as of December 31, 2007.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership(1)(2)	Class

WestMountain Green, LLC (3)	8,050,000	88.4%
103 West Mountain
Fort Collins, Colorado 80524

Brian L. Klemsz	(3)
103 West Mountain
Fort Collins, Colorado 80524

All Officers and Directors as a Group	(3)	(3)
(one person)
_______________

   (1) All ownership is beneficial and of record, unless indicated otherwise.
   (2) The Beneficial owner has sole voting and investment power with respect to the shares shown.
   (3)  Mr. Klemsz owns 16.8% of WestMountain Green, LLC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Our principal executive offices are located at 103 West Mountain, Fort Collins, Colorado 80524, and our telephone number is (970) 530-0325.  This office is leased from a member of the limited liability company, WestMountain Green, LLC, which owns a majority of our shares. Currently, we pay no rent for this office space.

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC, which has an ownership interest in WestMountain Green, LLC, to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement. We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC who performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2008.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following financial information is filed as part of this report:

(a)        (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
10.1	Service Agreement With Bohemian Companies, LLC
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

            * Previously filed with Form SB-2 Registration Statement, January 2, 2008.

(b)        Reports on Form 8-K. No reports have ever been filed under cover of Form 8-K.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

 Our financial statements as of and for the period ended December 31, 2007 included herein and elsewhere in the prospectus have been audited by Cordovano and Honeck LLP independent certified public accountants, to the extent set forth in their report appearing herein and elsewhere in the prospectus. Such financial statements have been so included in reliance upon the report of such firm given upon their authority as experts in auditing and accounting.

Our independent auditor, Cordovano and Honeck LLP, Certified Public Accountants, billed an aggregate of $3,350 for the year ended December 31, 2007 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2008.

WESTMOUNTAIN ALTERNATIVE ENERGY, INC.

By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: February 29, 2008	By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Director