Form 10-Q
period 2008-06-30
WestMountain Alternative Energy Inc
filed 2008-08-14
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-53029

WESTMOUNTAIN ALTERNATIVE ENERGY, INC.
(Exact Name of Issuer as specified in its charter)
.

Colorado	26-1315585
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

123 North College Avenue, Suite 200
Fort Collins, Colorado	80524
(Address of principal executive offices)	(zip code)

(970) 530-0325
(Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []                                                                                                           Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)                           Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]    No [ ]

FORM 10-Q
West Mountain Alternative Energy, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Alternative Energy, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Balance Sheet

		December 31,
		2007
	June 30,	(Derived from
	2008	audited
Assets	(unaudited)	statements)
Cash and cash equivalents	$49,329	$57,855
Certificates of deposit	245,230	300,000
Accounts receivable	15,718	-
Prepaid expenses	3,275	3,870
Property and equipment, net	6,888	8,312

Total assets	$320,440	$370,037

Liabilities and Shareholders' Equity
Liabilities
Accounts payable	$2,682	$13,498
Accounts payable, related party	1,150	-
Accrued liabilities	2,530	10,150

Total liabilities	6,362	23,648

Shareholders' equity
Preferred stock, $.10 par value; 1,000,000 shares authorized,
-0- shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding
Additional paid-in-capital	366,659	366,659
Deficit accumulated during development stage	(61,687)	(29,376)

Total shareholders' equity	314,078	346,389

Total liabilities and shareholders' equity	$320,440	$370,037

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

					November 13, 2007
	Three months ended		Six months ended		(Inception)
	June 30,		June 30,		Through June 30,
	2008	2007	2008	2007	2008

Revenue:	$15,718	$-	$15,718	$-	$15,718

Gross profit	15,718	-	15,718	-	15,718

Operating Expenses
Selling, general and administrative expense	20,664	-	53,259	-	82,635

Total operating expenses	20,664	-	53,259	-	82,635

Net loss from operations	(4,946)	-	(37,541)	-	(66,917)

Other income/(expense)
Interest inome	5,230	-	5,230	-	5,230

Net income (loss) before income taxes	284	-	(32,311)	-	(61,687)

Net income (loss)	$284	$-	$(32,311)	$-	$(61,687)

Basic and diluted loss per share	$0.00		$(0.00)

Basic and diluted weighted average common
shares outstanding	9,106,250		9,106,250

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity
For six months ended June 30, 2008
(unaudited)

	Preferred Stock		Common Stock		Additional	Deficit Accumulated
		Par		Par	Paid-In	Earnings
	Shares	Value	Shares	Value	Capital	Development Stage	Total

Balance at December 31, 2007	-	$-	9,106,250	$9,106	$366,659	$(29,376)	$346,389

Net loss for the six months ended
June 30, 2008	-	-	-	-	-	(32,311)	(32,311)

Balance at June 30, 2008	-	$-	9,106,250	$9,106	$366,659	$(61,687)	$314,078

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			November 13, 2007
	Six months ended		(Inception)
	June 30,		Through June 30,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(32,311)	$-	$(61,687)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,425	-	1,663
Changes in operating assets and operating liabilities:
Prepaid expenses	595	-	(3,275)
Accounts receivable	(15,718)	-	(15,718)
Accounts payable and accrued liabilities (note 1)	(17,287)	-	6,361

Net cash (used in) operating activities	(63,296)	-	(72,656)

Cash flows from investing activities:
Payments from property and equipment (note 3)	-	-	(8,550)
Payments for Certificates of deposit	54,770	-	(245,230)

Net cash provided by (used in) investing activities	54,770	-	(253,780)

Cash flows from financing activities:
Proceeds from sale of common stock (note 5)	-	-	375,765

Net cash provided by financing activities	-	-	375,765

Net change in cash	(8,526)	-	49,329

Cash and cash equivalents, beginning of period	57,855	-	-

Cash and cash equivalents, end of period	$49,329	$-	$49,329

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

The accompanying interim financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2007 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

Revenue

The Company recognizes revenue by raising, investing and managing private equity and direct investment funds for high net worth individuals and institutions. Revenue is recognized through management fees based on the size of the funds that are managed and incentive income based on the performance of these funds.

Revenue is recognized under the full accrual method. Under the full accrual method, profit may be realized in full when funds are invested and managed, provided (1) the profit is determinable and (2) the earnings process is virtually complete (the Company is not obligated to perform significant activities).

Alternative Energy, Inc.
(A Development Stage Company)
Notes to the Financials

(2)   Certificates of deposit

In December 2007, the Company invested $300,000 of current cash into Certificates of deposit with maturities ranging from 5 to 6 months.  In May the Company re-invested $143,113 with Bank A.  At the time of maturity, the Company will evaluate its cash position and determine if the certificates will be renewed.

	Amount	Maturity Date	Interest Rate
Bank A	$143,113	Oct 2008	2.40%
Bank B	$100,000	June 2008	4.20%

(3)  Property and Equipment

The Company’s property and equipment consists of computer software that was placed into service during December 2007 at a value of $8,550.  As of June 30, 2008 the Company recorded $1,425 in depreciation expense.

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

On April 9, 2008 the Company issued 50,000 shares of common stock in exchange for services that were to be provided for the Company.  Subsequent to the issuance of these shares the service agreement was terminated and the shares have been cancelled.  This transaction is not reflected on the financial statements.

(6)    Related Parties

For the second quarter ended June 30, 2008 the Company recorded $15,718 in revenue for management fees charged to EastMountain Alternative Energy, LLC, a related party through its ownership interest in WestMountain Green, LLC.  All fees were paid in July 2008.  For the period inception through June 30, 2008 recorded $15,718 in management fees.  The Company earns management fees based on the size of the funds managed, and incentive income based on the performance of the funds.

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC  that performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2008.  As of June 30, 2008 the Company owed Bohemian Companies, LLC $1,150.

Alternative Energy, Inc.
(A Development Stage Company)
Notes to the Financials

(7)    Operating Expenses

The total administrative expense recorded on the financials for the quarter ended June 30, 2008 was $20,664 and for the first six months ending June 30, 2008 was $53,259.  For the period October 18, 2007 (inception) through June 30, 2008 was $82,635.  The majority of the costs was attributable to professional and contract services.

(8)    Concentration of Credit Risk for
         Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of June 30, 2008 the Company has $94,559 at risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

Customers

The Company had one customer as of June 30, 2008 (see Note 6).  This customer pays fees to the Company based on the size of the funds that are managed and incentive income based on the performance of these funds.   The asset management agreement with this customer may be cancelled by the customer at any time.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q.  This item contains forward-looking statements that involve risks and uncertainties.  Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

           This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly Annual Reports on Form 10-KSB, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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

    Our principal business address is 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.  On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC  that performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2008.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarter ended June 30, 2008 and from inception through June 30, 2008.  We had revenues of $15,718 for the quarter and six months ended June 30, 2008 and from inception through June 30, 2008.

Operating expenses, consisting primarily of selling, general and administrative costs were $20,664 for the quarter ended June 30, 2008, compared to $53,259 for the six months ended June 30, 2008, and $82,635 from inception through June 30, 2008.  Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees to be as significant in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had net income of $284 for the quarter ended June 30, 2008, compared to a net loss of $32,311 for the six months ended June 30, 2008, and $61,687 from inception through June 30, 2008.

Liquidity and Capital Resources

    Our cash or cash equivalents on June 30, 2008 were $49,329.

    Cash flows used in operating activities were $63,296 for the six months ended June 30, 2008, compared to $72,656 from our inception on November 13, 2007 through June 30, 2008.

    Net cash provided by investing activities was $54,770 for the six months ended June 30, 2008, compared to net cash used by investing activities of $253,780 from our inception on November 13, 2007 through June 30, 2008. We purchased certificates of deposit during this period.

    Cash flows provided by financing activities were $-0- for the six months ended June 30, 2008, compared to $375,765 from our inception on November 13, 2007 through June 30, 2008.  These cash flows were all related to sales of stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    None.

ITEM 4. CONTROLS AND PROCEDURES

    Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

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

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

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

Risks Related to Our Business and Industry

We have limited operating history, and have only recently been profitable.  However, we may never sustain a profit, and, as a result, we could go out of business.

    We were formed as a Colorado business entity in November, 2007. At the present time, we are only profitable in our most recent fiscal quarter. There can be no guarantee that we will ever be able to sustain our profitability.  If we cannot sustain profitability, we could go out of business.

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

    For our audit dated December 31, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our limited history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

- our ability to find suitable alternative energy investments; and

- our ability to generate revenues.

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

             We have begun to generate revenues and are only recently profitable. As of June 30, 2008, we had a cash position of $49,329 and an additional $245,230 in certificates of deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2008. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

    A general market downturn, or a specific market dislocation, may cause our revenue and results of operations to decline by causing:

The value of our investments to decrease;

lower investment returns, reducing incentive income; and

material reductions in the value of our ownership in investments.

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

*    departures of key personnel.

     Of our total outstanding shares as of June 30, 2008, a total of 8,325,000, or approximately 91.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized August 14, 2008.

WEST MOUNTAIN ALTERNATIVE ENERGY, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer,Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)