Form 10-Q
period 2008-09-30
WestMountain Alternative Energy Inc
filed 2008-11-14
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2008

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, October 15, 2008, was 9,106,250.

FORM 10-Q
West Mountain Alternative Energy, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Alternative Energy, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Balance Sheets
September 30, 2008		December 31,
(unaudited)		2007
	September 30,	(Derived from
	2008	audited
Assets	(unaudited)	statements)
Cash and cash equivalents	$143,856	$57,855
Certificates of deposit	144,693	300,000
Accounts Receivable	31,352	-
Prepaid expenses	4,159	3,870
Property and equipment, net	6,175	8,312
Total assets	$330,235	$370,037

Liabilities and Shareholders' Equity
Liabilities
Accounts payable	$1,739	$13,498
Accrued liabilities	5,995	10,150
Total liabilities	7,734	23,648

Shareholders' equity
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding
Additional paid-in-capital	366,659	366,659
Deficit accumulated during development stage	(53,264)	(29,376)
Total shareholders' equity	322,501	346,389
Total liabilities and shareholders' equity	$330,235	$370,037

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Statements of Operations

					November 13, 2007
	Three months ended		Nine months ended		(Inception) Through
	September		September		September 30,
	2008	2007	2008	2007	2008

Revenue:	$31,352	$-	$47,070	$-	$47,070

Operating Expenses
Sales, general and administrative expense	24,809	-	78,069	-	107,445
Total operating expenses	24,809	-	78,069	-	107,445

Net income (loss) from operations	6,543	-	(30,999)	-	(60,375)

Other income(expense)
Other income	1,880	-	7,111	-	7,111
Net income (loss) before income taxes	8,423	-	(23,888)	-	(53,264)

Net income (loss)	$8,423	$-	$(23,888)	$-	$(53,264)

Basic and diluted income (loss) per share	$0.00		$(0.00)
Basic and diluted weighted average common
shares outstanding	9,106,250		9,106,250

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity
For nine months ended September 30, 2008
(unaudited)

						Deficit
						Accumulated
						Earnings
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-In	Development
	Shares	Value	Shares	Value	Capital	Stage	Total

Balance at December 31, 2007	-	$-	9,106,250	$9,106	$366,659	$(29,376)	$346,389

Net loss, for nine months ending
September 30, 2008	-	-	-	-	-	(23,888)	(23,888)
Balance at September 30, 2008	-	$-	9,106,250	$9,106	$366,659	$(53,264)	$322,501

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			November 13, 2007
			(Inception)
	Nine months ended		Through
	September	September	September 30,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(23,888)	$-	$(53,264)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,137	-	2,375
Changes in operating assets and operating liabilities:
Accounts receivable	(31,352)	-	(31,352)
Prepaid expenses	(289)	-	(4,159)
Accounts payable and accrued liabilities (note 1)	(15,914)	-	7,734
Net cash (used in) operating activities	(69,306)	-	(78,666)

Cash flows from investing activities:
Payments for property and equipment (note 3)	-	-	(8,550)
Proceeds for certificates of deposit	155,307	-	(144,693)
Net cash provided by (used in) operating activities	155,307	-	(153,243)

Cash flows from financing activities:
Proceeds from sale of common stock (note 5)	-	-	375,765
Net cash provided by financing activities	-	-	375,765
Net change in cash	86,001	-	143,856

Cash and cash equivalents, beginning of period	57,855	-	-

Cash and cash equivalents, end of period	$143,856	$-	$143,856

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

The accompanying interim financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

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

Alternative Energy, Inc.
(A Development Stage Company)
Notes to the Financials

(2)   Certificates of deposit

In December 2007, the Company invested $300,000 of current cash into Certificates of deposit with maturities ranging from 3 to 6 months.  In May 2008 the Company re-invested in a 6-month certificate of deposit in the amount of $143,113 with Bank A.  For the quarter ended September 30, 2008 the Company recorded $1,580 in interest income.

	Principal	Interest	Maturity	Interest
	Amount	Amount	Date	Rate
Bank A	$143,113	$1,580	Oct 2008	2.40%

In August 2008 the Company re-invested in a 3-month certificate of deposit in the amount of $99,000 with Bank B that has a maturity date of November 2008.  This amount is reported in the cash and cash equivalents line item on the balance sheet.  For the quarter ended September 30, 2008 the Company recorded $298 in interest income.

	Principal	Interest	Maturity	Interest
	Amount	Amount	Date	Rate
Bank B	$99,000	$298	Nov 2008	3.54%

(3)  Property and Equipment

The Company’s property and equipment consists of computer software that was placed into service during December 2007 at a value of $8,550.  As of September 30, 2008 the Company recorded $2,137 in depreciation expense.

(4)   Income Taxes

 The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”.  The Company incurred net operating losses during the nine months ended September 30, 2008 and inception to September 30, 2008 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

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

A total of 9,106,250 shares were issued for a total cash price of $375,765.  All of the shares issued are considered to be “restricted stock” as defined in Rule 144 promulgated under the Securities Act of 1933.  As of September 30, 2008, the common stock issued and outstanding at par is $9,106 or $0.001 per share.  The amount over and above the $0.001 par value per share is recorded in the additional paid-in capital account in the amount of $366,659.

On April 9, 2008 the Company issued 50,000 shares of common stock in exchange for services that were to be provided for the Company.  Subsequent to the issuance of these shares the service agreement was terminated and the shares have been cancelled.  This transaction is not reflected on the financial statements.

(6)    Related Parties

For the third quarter ended September 30, 2008 the Company recorded $31,352 in revenue for management fees charged to EastMountain Alternative Energy, LLC, a related party through its ownership interest in WestMountain Green, LLC.  For the period inception through September 30, 2008 the Company recorded $47,070 in management fees.  The Company earns management fees based on the size of the funds managed, and incentive income based on the performance of the funds.

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2008.  As of September 30, 2008 the Company did not have a balance due to Bohemian Companies, LLC.

Alternative Energy, Inc.
(A Development Stage Company)
Notes to the Financials

(7)    Operating Expenses

The total administrative expense recorded on the financials for the quarter ended September 30, 2008 was $24,809 and for the first nine months ending September 30, 2008 was $78,069.  For the period November 13, 2007 (inception) through September 30, 2008 was $107,445.  The majority of the costs was attributable to professional and contract services.

(8)    Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of September 30, 2008 the Company has $91,879 at risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

Customers

The Company had one customer as of September 30, 2008 (see Note 6).  This customer pays fees to the Company based on the size of the funds that are managed and incentive income based on the performance of these funds.   The asset management agreement with this customer may be cancelled by the customer at any time.

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

Results of Operations

The following discussion involves our results of operations for the quarter ended September 30, 2008 we had revenues of $31,352.  For the nine months ended September 30, 2008 and from inception through September 30, 2008 we recorded revenues of $47,070.  We had revenues of $-0- for the quarter ended September 30, 2007 and nine months ended September 30, 2007.

Operating expenses, consisting primarily of selling, general and administrative costs were $24,809 for the quarter ended September 30, 2008, compared to $78,069 for the nine months ended September 30, 2008, and $107,445 from inception through September 30, 2008.  Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees to be as significant in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had net income of $8,423 for the quarter ended September 30, 2008, compared to a net loss of $23,888 for the nine months ended September 30, 2008, and $53,264 from inception through September 30, 2008.

Liquidity and Capital Resources

 Our cash or cash equivalents on September 30, 2008 were $143,856.

 Cash flows used in operating activities were $69,306 for the nine months ended September 30, 2008, compared to $78,666 from our inception on November 13, 2007 through September 30, 2008.

 Net cash provided by investing activities was $155,307 for the nine months ended September 30, 2008, compared to net cash used by investing activities of $153,243 from our inception on November 13, 2007 through September 30, 2008. We purchased certificates of deposit during this period.

 Cash flows provided by financing activities were $-0- for the nine months ended September 30, 2008, compared to $375,765 from our inception on November 13, 2007 through September 30, 2008.  These cash flows were all related to sales of stock.

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

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;

2.	Continue to seek alternative and acceptable sources of capital;

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources.

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

 We were formed as a Colorado business entity in November, 2007. At the present time, we are only profitable in our most recent fiscal quarter and for the nine months ended September 30, 2008. There can be no guarantee that we will ever be able to sustain our profitability.  If we cannot sustain profitability, we could go out of business.

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

             We have begun to generate revenues and are only recently profitable. As of September 30, 2008, we had a cash position of $143,856 and an additional $144,693 in certificates of deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2008. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

 A general market downturn, or a specific market dislocation, may cause our revenue and results of operations to decline by causing:

*	The value of our investments to decrease;

*	lower investment returns, reducing incentive income; and

*	material reductions in the value of our ownership in investments.

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

There has been, and continues to be, no public market for our common stock. An active trading market for our shares ha not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

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
.
     Of our total outstanding shares as of September 30, 2008, a total of 8,325,000, or approximately 91.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized November 14, 2008.

WEST MOUNTAIN ALTERNATIVE ENERGY, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)