Form 10-Q
period 2009-03-31
WestMountain Alternative Energy Inc
filed 2009-05-12
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2009

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]    No [ ]

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, April 1, 2009, was 9,106,250.

FORM 10-Q
West Mountain Alternative Energy, Inc.

TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Alternative Energy, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Condensed Balance Sheets
At March 31, 2009 and December 31, 2008

	March 31,	December 31,
Assets	2009	2008
	(unaudited)	(audited)

Cash and cash equivalents (note 1 and note 7)	$271,088	$184,834
Certificates of deposit (note 2)	-	100,346
Accounts receivable (note 1 and note 8)	31,232	30,768
Prepaid expenses	3,518	3,195
Property and equipment, net of accumulated depreciation	4,750	5,462
of $3,800 (2009) and $3,088 (2008) (note 3)
Total assets	$310,588	$324,605

Liabilities and Shareholders' Equity
Liabilities
Accounts payable	$19,952	$4,573
Accrued liabilities (note 1)	3,285	14,775
Total liabilities	23,237	19,348

Shareholders' equity (note 5)
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding
Additional paid-in-capital	366,659	366,659
Deficit accumulated during development stage	(88,414)	(70,508)
Total shareholders' equity	287,351	305,257
Total liabilities and shareholders' equity	$310,588	$324,605

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the quarters ended March 31, 2009 and 2008 and for
the period November 13, 2007 (inception) through
March 31, 2009

			November 13, 2007
	For the Quarters Ended March 31,		(Inception) Through March 31,
	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)

Revenue:
Management Fees	$31,232	$-	$109,071
Total Revenue	31,232	-	109,071

Operating Expenses (note 6)
Sales, general and administrative expense	50,221	32,595	207,041
Total operating expenses	50,221	32,595	207,041

Net loss from operations	(18,989)	(32,595)	(97,970)

Other income/(expense)
Interest income	1,083	-	9,556
Net loss before income taxes	(17,906)	(32,595)	(88,414)

Net loss	$(17,906)	$(32,595)	$(88,414)

Basic and diluted loss per share	$(0.00)	$(0.00)
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Shareholders' Equity
For the period December 31, 2007 through
March 31, 2009
(unaudited)
						Deficit
						accumulated
	Preferred Stock		Common Stock		Additional	during
		Par		Par	Paid-in	development
	Shares	Value	Shares	Value	Capital	stage	Total

Balance at December 31, 2007	-	$-	9,106,250	$9,106	$366,659	$(29,376)	$346,389

Net loss, for the year ended
December 31, 2008	-	-	-	-	-	(41,132)	(41,132)

Balance at December 31, 2008	-	$-	9,106,250	$9,106	$366,659	$(70,508)	$305,257

Net loss, for the quarter ended
March 31, 2009	-	-	-	-	-	(17,906)	(17,906)

Balance at March 31, 2009	-	$-	9,106,250	$9,106	$366,659	$(88,414)	$287,351

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the quarters ended March 31, 2009 and 2008 and for
the period November 13, 2007 (inception) through
March 31, 2009
(unaudited)
			November 13, 2007
	For the Quarters Ended March 31,		(Inception) Through March 31,
	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(17,906)	$(32,595)	$(88,414)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	712	712	3,800
Changes in operating assets and operating liabilities:
Accounts receivable (note 1 and note 8)	(464)	-	(31,232)
Prepaid expenses	(323)	(144)	(3,518)
Accounts payable and accrued liabilities (note 1)	3,889	(15,940)	23,237
Net cash (used in) operating activities	(14,092)	(47,967)	(96,127)

Cash flows from investing activities:
Payments from property and equipment (note 3)	-	-	(8,550)
Proceeds from and payments for Certificates of deposit (note 2)	100,346	-	-
Net cash provided by(used in) operating activities	100,346	-	(8,550)

Cash flows from financing activities:
Proceeds from sale of common stock (note 5)	-	-	375,765
Net cash provided by financing activities	-	-	375,765
Net change in cash	86,254	(47,967)	271,088

Cash and cash equivalents, beginning of period	184,834	57,855	-

Cash and cash equivalents, end of period	$271,088	$9,888	$271,088

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements

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

The accompanying interim financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

(2)   Certificates of deposit

In December 2007, the Company invested $200,000, with Bank A, of current cash into a Certificate of deposit that matured in May 08.   In May 2008 the Company re-invested in a 6-month certificate of deposit and then again in October 2008 in the amount of $100,000.  For the quarter ended March 31, 2009 the Company recorded $515 in interest income from Bank A.  As certificate of deposit is highly liquid with an original maturity of 3 months or less it is considered by the Company to be a cash equivalent at March 31, 2009.

In December 2007, the Company invested $100,000, with Bank B, of current cash into a Certificate of deposit that matured in June 08.   Upon maturity of the Certificate of deposit the money was withdrawn and transfer to Bank C.  The Company recorded $-0- in interest income through March 31, 2009 from Bank B.

In August 2008 the Company invested $99,000 in a 3-month certificate of deposit with Bank C.  In November 2008 we re-invested in a 3 month certificate of deposit that matured in February 2009.  The Company re-invested in a 3 month certificate of deposit that matures May 2009.  For the quarter ended March 31, 2009 the Company recorded $562 in interest income from Bank C.  As certificate of deposit is highly liquid with an original maturity of 3 months or less it is considered by the Company to be a cash equivalent at March 31, 2009.

As of March 31, 2009 the certificates of deposit are as follows:

	Principal	Interest	Maturity	Interest
	Balance	Earned	Date	Rate
Bank A	$100,861	$515	Apr 2009	2.08%

Bank B	$-0-	$-0-	June 2008

Bank C	$100,592	$562	May 2009	2.50%

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements

(3)  Property and Equipment

The Company’s property and equipment consists of computer software that was placed into service during December 2007 at a value of $8,550.  As of March 31, 2009 the Company recorded $712 in depreciation expense.

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

A total of 9,106,250 shares were issued for a total cash price of $375,765.  All of the shares issued are considered to be “restricted stock” as defined in Rule 144 promulgated under the Securities Act of 1933.  As of March 31, 2009 the common stock issued and outstanding at par is $9,106 or $0.001 per share.  The amount over and above the $0.001 par value per share is recorded in the additional paid-in capital account in the amount of $366,659.

(6)    Operating Expenses

The total administrative expense recorded on the financials for the period ending March 31, 2009 was $50,221 and for the period November 13, 2007 (inception) through March 31, 2009 was $207,041.  The majority of the costs were attributable to professional and contract services.

(7)    Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of March 31, 2009 the Company has no risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements

 (8)    Related Parties

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2008, which has been extended and is now ended December 31, 2009.  Total expenses incurred with Bohemian Companies were $3,000 for the quarter ending March 31, 2009.  As of March 31, 2009 the Company did not have a balance due to Bohemian Companies, LLC.

For the quarter ended March 31, 2009 we recorded $31,232 in revenue for management fees charged to EastMountain Alternative Energy, LLC, a related party through its ownership interest in WestMountain Green, LLC.  For the period November 13, 2007 (inception) through December 31, 2008 we recorded $109,071 in management fees.  We earn management fees based on the size of the funds managed, and incentive income based on the performance of the funds.  As of March 31, 2009 we recorded $31,232 as an accounts receivable that represents the first quarter management fees that are due to us from EastMountain Alternative Energy, LLC.  We expect the receivable to be paid prior to the end of the second quarter 2009.

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

Forward-Looking Statements

           This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly Annual Reports on Form 10-K, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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

 Our principal business address is 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.  On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC  who performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2008, which has been extended and is now ended December 31, 2009.  Total expenses incurred with Bohemian Companies were $3,000 for the quarter ending March 31, 2009.  As of March 31, 2009 the Company did not have a balance due to Bohemian Companies, LLC.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarter ended March 31, 2009, for the quarter ended March 31, 2008 and from inception through March 31, 2009.  We had revenues of $31,232 for the quarter ended March 31, 2009, compared to $-0- for the quarter ended March 31, 2008. We had $109,071 from inception through March 31, 2009.

Operating expenses, consisting primarily of selling, general and administrative costs were $50,221 for the quarter ended March 31, 2009, compared to $32,595 for the quarter ended March 31, 2008, and $207,041 from inception through March 31, 2009.  Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees to be as significant in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $17,906 for the quarter ended March 31, 2009, compared to $32,595 for the quarter ended March 31, 2008 and $88,414 from inception through March 31, 2009.

Liquidity and Capital Resources

Our cash or cash equivalents on March 31, 2009 were $271,088.

Cash flows used in operating activities were $14,092 for the three months ended March 31, 2009, compared to $47,967 for the three months ended March 31, 2008. We had $96,127 from our inception on November 13, 2007 through March 31, 2009.

Net cash provided by investing activities was $100,346 for the three months ended March 31, 2009, compared to $-0- for the three months ended March 31, 2008. We had $-0- from our inception on November 13, 2007 through March 31, 2009.

Cash flows provided by financing activities were $-0- for the three months ended March 31, 2009 and March 31, 2008.  We had $375,765 from our inception on November 13, 2007 through March 31, 2009. These cash flows were all related to sales of stock.

 Over the next twelve months we do not expect any material our capital costs in our operations. We plan to buy office equipment to be used in our operations.

 We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can develop sufficient revenue within our present organizational structure and resources to become profitable in our operations. We do not anticipate needing to raise additional capital resources in the next twelve months In the event that we need additional capital, WestMountain Green, LLC has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

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

Plan of Operation for January 1, 2009 to December 31, 2009

 Our plan for the twelve months beginning January 1, 2009 is to make a profit by December 31, 2009. Our company has no prior history of operating in the alternative energy business.

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

            Currently, we believe that we have sufficient capital to implement our business operations or to sustain them through December 31, 2009. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

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

- our ability to generate significant revenues.

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

              As of March 31, 2009, we had a cash position of $271,088. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2009. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

Our stock has a limited public trading market on the OTC Bulletin Board and there is no guarantee a trading market will ever develop for our securities.

 There has been, and continues to be, a limited public market for our common stock. An active trading market for our shares  has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

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

     Of our total outstanding shares as of March 31, 2009, a total of 8,325,000, or approximately 91.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized May 12, 2009.

WEST MOUNTAIN ALTERNATIVE ENERGY, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)