Form 10-Q
period 2009-06-30
WestMountain Alternative Energy Inc
filed 2009-08-13
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2009

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]    No [ ]

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, August 1, 2009, was 9,106,250.

FORM 10-Q
West Mountain Alternative Energy, Inc.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets (Unaudited) at June 30, 2009 and December 31, 2008	3
Condensed Statements of Operations (Unaudited) for the quarters ended June 30, 2009 and 2008 , for the six months ended June 30, 2009 and 2008 and for the period November 13, 2007 (inception) through June 30, 2009	4
Condensed Statement of Shareholders’ Equity (Unaudited) for the period from December 31, 2007 through June 30, 2009	5
Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2009 and 2008 and for the period November 13, 2007 (inception) through June 30, 2009	6
Notes to the Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis and Plan of Operation	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

Item 4T. Controls and Procedures	12

PART II OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	21

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Alternative Energy, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Balance Sheets
At June 30, 2009 and December 31, 2008

	June 30,	December 31,
	2009	2008
Assets	(unaudited)	(audited)

Cash and cash equivalents	$153,018	$184,834
Certificates of deposit	101,232	100,346
Accounts receivable	31,158	30,768
Prepaid expenses	4,213	3,195
Property and equipment, net of accumulated depreciation	4,037	5,462
of $4,513 (2009) and $3,088 (2008)
Total assets	$293,658	$324,605

Liabilities and Shareholders' Equity
Liabilities
Accounts payable	$3,548	$4,573
Accrued liabilities	3,285	14,775
Total liabilities	6,833	19,348

Shareholders' equity
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding
Additional paid-in-capital	366,659	366,659
Deficit accumulated during development stage	(88,940)	(70,508)
Total shareholders' equity	286,825	305,257
Total liabilities and shareholders' equity	$293,658	$324,605

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the three months ended June 30, 2009 and 2008 and for the six months ended June 30, 2009 and 2008 and for the
period November 13, 2007 (inception) through June 30, 2009
(unaudited)

					November 13, 2007
	For the three months ended		For the six months ended		(Inception)
	June 30,		June 30,		Through June 30,
	2009	2008	2009	2008	2009
Revenue:
Management Fees	$31,158	$15,718	$62,390	$15,718	$140,229

Total Revenue	31,158	15,718	62,390	15,718	140,229

Operating Expenses
Sales, general and administrative expense	32,685	20,664	82,906	53,259	239,726
Total sales, general and administrative expenses	32,685	20,664	82,906	53,259	239,726

Net loss from operations	(1,527)	(4,946)	(20,516)	(37,541)	(99,497)

Other income/(expense)
Interest income	1,001	5,230	2,084	5,230	10,557
Net loss before income taxes	(526)	284	(18,432)	(32,311)	(88,940)

Net loss	$(526)	$284	$(18,432)	$(32,311)	$(88,940)

Basic and diluted loss per share	$(0.00)	$0.00	$(0.00)	$(0.00)
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250	9,106,250	9,106,250

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Shareholders' Equity (unaudited)
For the period from December 31, 2007 thru June 30, 2009

	Preferred Stock		Common Stock		Additional	Retained
		Par		Par	Paid-in	Earnings
	Shares	Value	Shares	Value	Capital	(Deficit)	Total
Balance at December 31, 2007	-	$-	9,106,250	$9,106	$366,659	$(29,376)	$346,389

Net loss, for the year ended
December 31, 2008	-	-	-	-	-	(41,132)	(41,132)

Balance at December 31, 2008	-	$-	9,106,250	$9,106	$366,659	$(70,508)	$305,257

Net loss, for the six months ended
June 30, 2009	-	-	-	-	-	(18,432)	(18,432)

Balance at June 30, 2009	-	$-	9,106,250	$9,106	$366,659	$(88,940)	$286,825

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the six months ended June 30, 2009 and 2008 and for the
period November 13, 2007 (inception) through June 30, 2009
(unaudited)
	For the six months ended June 30,		November 13, 2007 (Inception) Through June 30,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(18,432)	$(32,311)	$(88,940)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,425	1,425	4,513
Changes in operating assets and operating liabilities:
Accounts receivable	(390)	(15,718)	(31,158)
Prepaid expenses	(1,018)	595	(4,213)
Accounts payable and accrued liabilities (note 1)	(12,515)	(17,287)	6,833
Net cash (used in) operating activities	(30,930)	(63,296)	(112,965)

Cash flows from investing activities:
Payments from property and equipment (note 3)	-	-	(8,550)
Proceeds from and payments for certificates of deposit	(886)	54,770	(101,232)
Net cash (used in) provided by operating activities	(886)	54,770	(109,782)

Cash flows from financing activities:
Proceeds from sale of common stock (note 5)	-	-	375,765
Net cash provided by financing activities	-	-	375,765
Net change in cash	(31,816)	(8,526)	153,018

Cash and cash equivalents, beginning of period	184,834	57,855	-

Cash and cash equivalents, end of period	$153,018	$49,329	$153,018

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Unaudited)

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

(2)   Certificates of Deposit

In December 2007, the Company invested $200,000, with Bank A, of current cash into a Certificate of deposit that matured in May 2008.   The Company re-invested in a 6-month certificate of deposit in May 2008, October 2008 in the amount of $100,000 and most recently in April 2009.  For the quarter ended June 30, 2009 the Company recorded $371 in interest income from Bank A.

In December 2007, the Company invested $100,000, with Bank B, of current cash into a Certificate of deposit that matured in June 2008.   Upon maturity of the Certificate of deposit the money was withdrawn and transfer to Bank C.  The Company recorded $-0- in interest income through June 30, 2009 from Bank B.

In August 2008 the Company invested $99,000 in a 3-month certificate of deposit with Bank C.  We have re-invested in three month certificates in November 2008 and a 6-month certificate in February 2009.   For the quarter ended June 30, 2009 the Company recorded $628 in interest income from Bank C.  As the certificate of deposit is highly liquid with an original maturity of 3 months or less it is considered by the Company to be a cash equivalent at June 30, 2009.

As of June 30, 2009 the certificates of deposit are as follows:

	Principal	Interest	Maturity	Interest
	Balance	Earned	Date	Rate
Bank A	$101,232	$371	Oct 2009	1.15%

Bank B	$-0-	$-0-	June 2008

Bank C	$101,220	$628	Aug 2009	2.49%

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Unaudited)

(3)   Property and Equipment

The Company’s property and equipment consists of computer software that was placed into service during December 2007 at a value of $8,550.  For the quarter ended June 30, 2009 the Company recorded $712 in depreciation expense and $1,425 for the six month ended June 30, 2009.  November 13, 2007 (inception) through June 30, 2009 the Company recorded $4,513 in depreciation expense.

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

A total of 9,106,250 shares were issued for a total cash price of $375,765.  All of the shares issued are considered to be “restricted stock” as defined in Rule 144 promulgated under the Securities Act of 1933.  As of June 30, 2009 the common stock issued and outstanding at par is $9,106 or $0.001 per share.  The amount over and above the $0.001 par value per share is recorded in the additional paid-in capital account in the amount of $366,659.

(6)    Operating Expenses

The total administrative expense recorded on the financials for the quarter ended June 30, 2009 was $32,685, for the six months ended June 30, 2009 it was $82,906  and for the period November 13, 2007 (inception) through June 30, 2009 it was $239,726.  The majority of the costs was attributable to professional and contract services.

(7)    Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of June 30, 2009 the Company has no risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements
Unaudited)

 (8)    Related Parties

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement was initially for the term of one year, ending December 31, 2008, but has been extended and now matures on December 31, 2009.  Total expenses incurred with Bohemian Companies were $3,000 for the quarter ended June 30, 2009 and $7,000 for the quarter ended June 30, 2008.  As of June 30, 2009 the Company did not have a balance due to Bohemian Companies, LLC.

For the quarter ended June 30, 2009 we recorded $31,158 in revenue for management fees charged to EastMountain Alternative Energy, LLC, a related party through its ownership interest in WestMountain Green, LLC.  For the period November 13, 2007 (inception) through June 30, 2008 we recorded $140,229 in management fees.  We earn management fees based on the size of the funds managed, and incentive income based on the performance of the funds.  As of June 30, 2009 we recorded $31,158 as an accounts receivable that represents the second quarter management fees that are due to us from EastMountain Alternative Energy, LLC.  We expect the receivable to be paid prior to the end of the third quarter 2009.

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

Forward-Looking Statements

           This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly Annual Reports on Form 10-K, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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

 Our principal business address is 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.  On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC  who performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement was initially for the term of one year, ending December 31, 2008, but has been extended and now matures on December 31, 2009.  Total expenses incurred with Bohemian Companies were $3,000 for the quarter ending June 30, 2009.  As of June 30, 2009 the Company did not have a balance due to Bohemian Companies, LLC.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

            The following discussion involves our results of operations for the quarter ended June 30, 2009, for the quarter ended June 30, 2008 and for the six months ended June 30, 2009 and 2008. We had revenues of $31,158 for the quarter ended June 30, 2009, compared to $15,718 for the quarter ended June 30, 2008. We had $62,390 for the six months ended June 30, 2009, compared to $15,718 for the six months ended June 30, 2008.

Operating expenses, consisting primarily of selling, general and administrative costs were $32,685 for the quarter ended June 30, 2009, compared to $20,664 for the quarter ended June 30, 2008.  Selling, general and administrative costs were $82,906 for the six months ended June 30, 2009, compared to $53,259 for the six months ended June 30, 2008.  Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees to be as significant in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $526 for the quarter ended June 30, 2009, compared to net income of $284 for the quarter ended June 30, 2008.  We had a net loss of $18,432 for the six months ended June 30, 2009, compared to a net loss of $32,311 for the six months ended June 30, 2008

Liquidity and Capital Resources

Our cash or cash equivalents on June 30, 2009 were $153,018 which did not include a Certificate of Deposit for an additional amount of $101,232.

Cash flows used in operating activities were $30,930 for the six months ended June 30, 2009, compared to cash flows used in operating activities of $63,296 for the six months ended June 30, 2008.

Net cash used in investing activities was $886 for the six months ended June 30, 2009, compared to net cash provided by investing activities of $54,770 for the six months ended June 30, 2008.

Cash flows provided by financing activities were $-0- for the six months ended June 30, 2009 and June 30, 2008.

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

              As of June 30, 2009, we had a cash position of $153,018 which did not include a Certificate of Deposit for an additional amount of $101,232. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2009. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

     Of our total outstanding shares as of June 30, 2009, a total of 8,325,000, or approximately 91.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized August 13, 2009.

WEST MOUNTAIN ALTERNATIVE ENERGY, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)