Form 10-Q
period 2009-09-30
WestMountain Alternative Energy Inc
filed 2009-11-16
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2009

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

(970) 212-4770
(Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. ee definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]    No [ ]

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, October 30, 2009, was 9,106,250.

FORM 10-Q
WestMountain Alternative Energy, Inc.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Balance Sheets (Unaudited) at September 30, 2009 and December 31, 2008	3

Condensed Statements of Operations (Unaudited) for the the three months ended September 3, 2009 and 2008 , for the nine months ended September 30, 2009 and 2008 and for the period October 18, 2007 (inception) through September 30, 2009	4

Condensed Statement of Shareholders’ Equity (Unaudited) for the period from December 31, 2007 through September 30, 2009	5

Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2009 and 2008 and for the period October 18, 2007 (inception) through September 30, 2009	6

Notes to the Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis and Plan of Operation	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

Item 4T. Controls and Procedures	13

PART II OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	21

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Alternative Energy, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Balance Sheets
At September 30, 2009 and December 31, 2008

	September 30,	December 31,
	2009	2008
Assets	(unaudited)	(audited)

Cash and cash equivalents (note 1 and note 8)	$172,567	$184,834
Certificates of deposit (note 2)	101,524	100,346
Accounts receivable (note 6)	31,124	30,768
Prepaid expenses	3,982	3,195
Property and equipment, net (note 3)	3,587	5,462
Total assets	$312,784	$324,605

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$3,278	$4,573
Accrued liabilities	3,250	14,775
Total liabilities	6,528	19,348

Shareholders' equity: note 5)
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2009 and 2008
Common stock, $.001 par value; 50,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding
Additional paid-in-capital	366,659	366,659
Deficit accumulated during development stage	(69,509)	(70,508)
Total shareholders' equity	306,256	305,257
Total liabilities and shareholders' equity	$312,784	$324,605

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the three months ended September 30, 2009 and 2008 and for the nine months ended September 30, 2009 and 2008 and for the
period November 13, 2007 (inception) through September 30, 2009
(unaudited)

					November 13, 2007
					(Inception)
	For the three months ended September 30,		For the nine months ended September 30,		Through September 30,
	2009	2008	2009	2008	2009
Revenue:
Management Fees (note 6)	$31,124	$31,352	$93,513	$47,070	$171,352

Total Revenue	31,124	31,352	93,513	47,070	171,352

Operating Expenses (note7)
Sales, general and administrative expense	12,559	24,809	95,369	78,069	252,190
Total sales, general and administrative expenses	12,559	24,809	95,369	78,069	252,190

Net income\(loss) from operations	18,565	6,543	(1,856)	(30,999)	(80,838)

Other income/(expense)
Interest income	771	1,880	2,855	7,111	11,329
Net income\(loss) before income taxes	19,336	8,423	999	(23,888)	(69,509)

Net income\(loss)	$19,336	$8,423	$999	$(23,888)	$(69,509)

Basic and diluted loss per share	$0.00	$0.00	$0.00	$(0.00)
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250	9,106,250	9,106,250

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Shareholders' Equity (unaudited)
For the period from December 31, 2007 thru September 30, 2009

	Preferred Stock		Common Stock		Additional	Retained
		Par		Par	Paid-in	Earnings
	Shares	Value	Shares	Value	Capital	(Deficit)	Total

Balance at December 31, 2007	-	$-	9,106,250	$9,106	$366,659	$(29,376)	$346,389

Net loss, for the year ended
December 31, 2008	-	-	-	-	-	(41,132)	(41,132)

Balance at December 31, 2008	-	$-	9,106,250	$9,106	$366,659	$(70,508)	$305,257

Net income, for the nine months
ended September 30, 2009	-	-	-	-	-	999	999

Balance at September 30, 2009	-	$-	9,106,250	$9,106	$366,659	$(69,509)	$306,256

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the nine months ended September 30, 2009 and 2008 and for the period November 13, 2007 (inception) through September 30, 2009
(unaudited)			November 13, 2007
			(Inception)
	For the nine months ended September 30,		Through September 30,
	2009	2008	2009

Cash flows from operating activities:
Net income/(loss)	$999	$(23,888)	$(69,509)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation (note 3)	2,153	2,137	5,241
Changes in operating assets and operating liabilities:
Accounts receivable (note 6)	(356)	(31,352)	(31,124)
Prepaid expenses	(787)	(289)	(3,982)
Accounts payable and accrued liabilities (note 1)	(12,820)	(15,914)	6,528
Net cash (used in) operating activities	(10,811)	(69,306)	(92,846)

Cash flows from investing activities:
Payments from property and equipment (note 3)	(278)	-	(8,828)
Proceeds from and payments for certificates of deposit	(1,178)	155,307	(101,524)
Net cash provided by (used in) operating activities	(1,456)	155,307	(110,352)

Cash flows from financing activities:
Proceeds from sale of common stock (note 5)	-	-	375,765
Net cash provided by financing activities	-	-	375,765
Net change in cash	(12,267)	86,001	172,657

Cash and cash equivalents, beginning of period	184,834	57,855	-

Cash and cash equivalents, end of period	$172,567	$143,856	$172,567

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

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  At September 30, 2009 there was $172,567 in cash equivalents.

(2)   Certificates of Deposit

In December 2007, the Company invested $200,000, of current cash into a certificate of deposit with Bank A.  Since that time, we have continued to reinvest principal and interest in six month certificates of deposit.  The current certificate has an interest rate of 1.15% and matures October 2009. As of September 30, 2009, the principal and interest balance is $101,524.

In December 2007, the Company invested $100,000, of current cash into a certificate of deposit with Bank B that matured in June 2008.   Upon maturity of the certificate of deposit, the money was withdrawn and transfer to Bank C.

In August 2008, the Company invested $99,000 in a three month certificate of deposit with Bank C.  Since that time, we have re-invested principal and interest in three-month and six-month certificates of deposit.  The current certificate of deposit is a three-month term with an interest rate of 1.00% and a maturity date of January 2010.  As of September 30, 2009, total principal and interest earned was $101,695.  As this certificate of deposit is highly liquid with an original maturity of three months or less, it is considered by the Company to be a cash equivalent at September 30, 2009.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Unaudited)

(3)   Property and Equipment

The Company’s property and equipment consists of computer software that was placed into service during December 2007 at a value of $8,550.  For the quarter ended September 30, 2009, we purchased $278 additional software for our Sarbanes-Oxley software program.  The Company recorded depreciation expense of $728 for the quarter ended September 30, 2009, $2,153 for the nine months ended September 30, 2009 and $5,241 in depreciation expense for the period of October 18, 2007 (inception) through September 30, 2009.

(4)   Income Taxes

The Company records its income taxes in accordance with Accounting Standards Codification (ASC") ASC-740 “Accounting for Income Taxes”.  The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

(5)    Stockholders Equity

On November 19, 2007, the Company sold 290,000 shares of its common stock for $290 or $0.001 per share.

On November 20, 2007, the Company sold 235,000 shares of its common stock for $2,350 or $0.01 per share.

On November 28, 2007, the Company sold 8,050,000 shares of its common stock to WestMountain Green, LLC, an affiliate, for a cash price of $320,000 or $0.04 per share.  The stock transaction made WestMountain Green, LLC the Company’s majority shareholder.

On November 30, 2007, the Company sold 531,250 shares of its common stock for $53,125 or $0.10 per share.  The stock sale was made in reliance on an exemption from registration of a trade in the United States under Rule 504 and/or Section 4(6) of the Act.  The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering.

A total of 9,106,250 shares were issued for a total cash price of $375,765.  All of the shares issued are considered to be “restricted stock” as defined in Rule 144 promulgated under the Securities Act of 1933.  As of June 30, 2009, the common stock issued and outstanding at par is $9,106 or $0.001 per share.  The amount over and above the $0.001 par value per share is recorded in the additional paid-in capital account in the amount of $366,659.

(6)    Related Parties

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC who performs services on our behalf. We receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement was initially for the term of one year, ending December 31, 2008, but has been extended and now matures on December 31, 2009.  Total expenses incurred with Bohemian Companies were $3,000 for the quarter ended September 30, 2009 and $3,000 for the quarter ended September 30, 2008.  As of September 30, 2009 the Company did not have a balance due to Bohemian Companies, LLC.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Unaudited)

We earn management fees based on the size of the funds managed, and incentive income based on the performance of the funds.  For the quarter ended September 30, 2009, we recorded $31,124 in revenue for management fees charged to EastMountain Alternative Energy, LLC, a related party through its ownership interest in WestMountain Green, LLC.  We recorded management fees of $93,513 for the nine months ended September 30, 2009 and $171,352 for the period November 13, 2007 (inception) through September 30, 2008. As of September 30, 2009, we recorded $31,124 as an accounts receivable that represents the third quarter management fees that are due to us from EastMountain Alternative Energy, LLC.  We expect the receivable to be paid prior to the end of the 4th quarter 2009.

(7)    Operating Expenses

The total administrative expense recorded on the financials for the quarter ended September 30, 2009 was $12,559, for the nine months ended September 30, 2009 it was $95,369  and for the period November 13, 2007 (inception) through September 30, 2009 it was $252,190.  The majority of the costs was attributable to professional and contract services.

(8)    Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of September 30, 2009, the Company has no risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

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

 Our principal business address is 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.  On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC  who performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2008, which has been extended and is now ended December 31, 2009.  Total expenses incurred with Bohemian Companies were $3,000 for the quarter ending September 30, 2009.  As of September 30, 2009 the Company did not have a balance due to Bohemian Companies, LLC.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarters ended September 30, 2009 and 2008, and for the nine months ended September 30, 2009 and 2008.

We had revenues of $31,124 for the quarter ended September 30, 2009 compared to $31,352 for the quarter ended September 30, 2008.  For the nine months ended September 30, 2009 and 2008, we recorded revenues of $93,513 and $47,070 respectively.

Operating expenses, consisting primarily of selling, general and administrative costs were $12,559 for the quarter ended September 30, 2009, compared to $24,809 for the three months ended September 30, 2008.  Expenses were 95,369 and $78,069 for the nine months ended September 30, 2009 and 2008 respectively. Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees to be as significant in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had net income of $19,336 for the quarter ended September 30, 2009 compared to a net income of $8,423 for the quarter ended September 30, 2008.  We recorded a net income of $999 for the nine months ended September 30, 2009 compared to a net loss of $23,888 for the nine months ended September 30, 2008.

Liquidity and Capital Resources

Our cash and cash equivalents balance on September 30, 2009 were $172,567, compared to cash and cash equivalents balance on September 30, 2008 of $143,856.  As of September 30, 2009, we had $101,524 in certificates of deposit compared to $144,693 as of September 30, 2008.

 Cash flows used in operating activities were $10,811 for the nine months ended September 30, 2009, compared to $69,306 for the nine months ended September 30, 2008.

 Net cash used in investing activities was $1,456 for the nine months ended September 30, 2009, compared to net cash provided by investing activities of $155,307 for the nine months ended September 30, 2008. We purchased certificates of deposit during these periods.

There were no cash flows provided by or used in financing activities for the nine months ended September 30, 2009 and 2008.

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

Recently Issued Accounting Pronouncements

As codified under Accounting Standards Codification (“ASC”) ASC-820, “Fair Value Measurements and Disclosure” (formerly Statement of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements”) fair value is based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC-820 establishes a three-tier fair value hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 None.

ITEM 4. CONTROLS AND PROCEDURES

 Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

 We were formed as a Colorado business entity in November, 2007. At the present time, we are only profitable in our most recent fiscal quarters. There can be no guarantee that we will ever be able to sustain our profitability.  If we cannot sustain profitability, we could go out of business.

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

             We have begun to generate revenues and are only recently profitable. As of September 30, 2009, we had a cash position of $172,567. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2009. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

We have limited experience as a public company.

We have only operated as a public company since 2008. Thus, we have limited experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

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

 There has been, and continues to be, a limited public market for our common stock. We trade on the OTC Bulletin Board under the trading symbol WETM. An active trading market for our shares  has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

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

     Of our total outstanding shares as of September 30, 2009, a total of 8,325,000, or approximately 91.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

            * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

Reports on Form 8-K. No reports were filed under cover of Form 8-K for the fiscal quarter ended September 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized November 16, 2009.

WEST MOUNTAIN ALTERNATIVE ENERGY, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)