Form 10-K
period 2009-12-31
WestMountain Alternative Energy Inc
filed 2010-03-26
CIK 1421636

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2009

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

Common Stock $.001 per share par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes []   No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes [] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes: [X]    No: [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes [ ]   No [X].

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: the registrant’s securities did not trade in a public venue as of the last business day of the registrant’s most recently completed second fiscal quarter. Based upon the last sales of its common stock, the aggregate market value of the voting and non-voting common equity held by non-affiliates approximately $257,000.

FORM 10-K

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
3.	Bring in additional capital that may result in a change of control; or
4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

During the last fiscal year, our operations have become profitable. Based upon our profitability, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

      We operate out of one office in Colorado. We have no specific plans at this point for additional offices.  On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC  that performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement was for the term of one year, ending December 31, 2009 but was extended to December 31, 2010.

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

Backlog

At December 31, 2009, we had no backlogs.

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

Our investor relations department can be contacted at our principal executive office located at our principal office, 123 North College Avenue, Ste 200, Fort Collins, Colorado 80524.  Our telephone number is (970) 212-4770.

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

Risks Related to Our Business and Industry

We have a limited operating history. While we have been profitable for our most recent fiscal year end, we may never continue to be profitable, and, as a result, we could go out of business.

We were formed as a Colorado business entity in November, 2007. At the present time, we have been profitable at our most recent fiscal year end. We cannot guarantee that we will continue to be profitable, and, as a result, we could go out of business.

Because we had incurred a history of losses, our accountants have expressed doubts about our ability to continue as a going concern.

      For our audit dated December 31, 2009, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of operating losses since inception. Our ability to maintain profitability and positive cash flow is dependent upon:

●	our ability to find suitable alternative energy investments; and

●	our ability to generate significant revenues.

      Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $60,000 and $100,000 for the fiscal year ending December 31, 2010. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

Our lack of operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance. An investor could lose his entire investment.

We have a limited operating history. An investor has no frame of reference to evaluate our future business prospects.  This makes it difficult, if not impossible, to evaluate us as an investment. An investor could lose his entire investment if our future business prospects do not result in our ever sustaining profitability.

If we do not generate adequate revenues to finance our operations, our business may fail.

             We began generating revenues in 2008. As of December 31, 2009, we had a cash position of $89,752 and an additional $203,736 in Certificates of Deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2010. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

Our future success depends, in large part, on the continued service of our President and Treasurer and the continued financing of WestMountain Green, LLC.

            We depend almost entirely on the efforts and continued employment of Mr. Klemsz, our President and Treasurer. Mr. Klemsz is our primary executive officer, and we will depend on him for nearly all aspects of our operations. In addition, WestMountain Green, LLC, is our only source of financing. We do not have an employment contract with Mr. Klemsz, and we do not carry key person insurance on his life. The loss of the services of Mr. Klemsz through incapacity or otherwise, would have a material adverse effect on our business. It would be very difficult to find and retain qualified personnel such as Mr. Klemsz and a financing source to replace WestMountain Green, LLC.

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

We have only operated as a public company since January, 2009. We trade on the OTC Bulletin Board under the trading symbol WETM. Thus, we have limited experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

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

Our stock has a limited public trading market and there is no guarantee a trading market will ever develop for our securities.

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

      Of our total outstanding shares as of December 31, 2009, a total of 8,325,000, or approximately 91.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Issuances of our stock could dilute current shareholders and adversely affect the market price of our common stock, if an active public trading market develops.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of December 31, 2009, there were sixty-four record holders of our common stock and there were 9,106,250 shares of our common stock outstanding. No public market currently exists for shares of our common stock. We intend to apply to have our common stock listed for quotation on the Over-the-Counter Bulletin Board.

Market Information

A limited public market currently exists for shares of our common stock. We began trading on the Over-the-Counter Bulletin Board under the trading symbol WETM in January, 2009.

        The following table sets forth the high and low closing bid prices of our common stock on for the period indicated in 2009.

	Closing Bid Price
2009	High	Low
First Quarter	$0.0001	$0.0001
Second Quarter	$0.0001	$0.0001
Third Quarter	$0.30	$0.30
Fourth Quarter	$0.30	$0.30

  On March 22, 2010,  the closing bid price of our common stock in the OTC Bulletin Board was $1.00 per share and we had no trading volume that day.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Results of Operations

 For the year ended December 31, 2009 we had revenues of $124,637.   In comparison, for the year ended December 31, 2008 we had revenues of $77,838.  From our inception on November 13, 2007 through December 31, 2009, we generated $202,476 in revenue.

For the years ended December 31, 2009 and 2008 operating expenses were $113,459 and $127,444 respectively.  For the period from our inception on November 13, 2007 through December 31, 2009, operating expenses were $270,280. The major component of general and administrative expenses is professional fees.

Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant.

For the year ended December 31, 2009 we had net income of $14,554.  In comparison for the year ended December 31, 2008 we had a loss of $41,133.  From our inception on November 13, 2007 through December 31, 2009 we had a net loss of $55,954.

Our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss.  Our ability to maintain profitability and positive cash flow is dependent upon our ability to successfully develop investments and our ability to generate revenues.

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

Liquidity and Capital Resources.

As of December 31, 2009, we had cash or cash equivalents of $89,752.

For the year ended December 31, 2009 net cash provided by operating activities was $8,710 while for the year ended December 31, 2008 net cash used in operating activities was $72,675.  Net cash used in operating activities was $73,325 from our inception on November 13, 2007 through December 31, 2009.

   For the year ended December 31, 2009 net cash used in investing activities was $103,792 while for the year ended December 31, 2008 we had net cash provided by investing activities of $199,645. Cash flows used in investing activities were $212,688 from our inception on November 13, 2007 through December 31, 2009.  We purchased certificates of deposit in the amount of $203,736 during these periods.

For the years ended December 31, 2009 and December 31, 2008 we had net cash provided by financing activities of $-0-. Cash flows provided by financing activities were $375,765 from our inception on November 13, 2007 through December 31, 2009.  These cash flows were all related to sales of stock. Over the next twelve months we do not expect any material our capital costs to develop operations.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we currently have sufficient revenue within our present organizational structure and resources to be profitable in our operations. We do not anticipate needing to raise additional capital resources in the next twelve months.

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

 In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop alternative energy investments and, consequently, our revenues. If we continue to succeed in generating sufficient sales, we will remain profitable. We cannot guarantee that this will occur. Our plan is to build our company in any manner which will be successful.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are set forth in Note 1 to our financial statements as included in this prospectus. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Recently Issued Accounting Pronouncements

We adopted ASC 105 – “Statement of Financial Accounting”, formerly FASB 168, which were changes issued by Financial Accounting Standards Board ("FASB") to the authoritative hierarchy of generally accepted accounting principles in the United States ("GAAP").  These changes established the FASB Accounting Standards Codification™  ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standard Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.

We adopt changes issued by ASC 855 – “Subsequent Events”, formerly FASB 165, which established principles and requirements for stating subsequent events. A subsequent event consists of events that provide additional information of a condition that is already being reported or of an event that does not exist as the balance sheet date.  Certain events must be disclosed so as to not have financial statements that are misleading. Management will evaluate and determine the potential disclosure of the event(s) through the date the financial statements are issued.

We continue to evaluate the impact of ASC 805 – “Business Combinations”, formerly SFAS No. 141 (R), which we adopted at the beginning of the 2009 fiscal year. This ASC provides guidance on measuring the fair value of particular identifiable assets and noncontrolling interest.  To date the Company has not recorded any transaction that has been impacted by ASC 805 but we will continue to disclose this ASC for any future potential event that may occur.

The Company accounts for income taxes under the provisions of ASC 740 – “Accounting for Income Taxes”, formerly SFAS 109 and FIN 48.  ASC 740 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The FASB issued ASC 855-10 “Subsequent Events”,  (formerly SFAS No. 165, “Subsequent Events,”) which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.     In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through March 15, 2010, which is the date the financial statements were issued.

There were various other accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on the Company’s consolidated financial position, operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at December 31, 2009 and 2008	F-3

Statements of Operations for the year ended December 31, 2009, and December 31, 2008, and for the period from November 13, 2007 (inception) through December 31, 2009	F-4

Statement of Changes in Shareholders’ Equity for the period from November 13, 2007 (inception) through December 31, 2009	F-5

Statements of Cash Flows for the year ended December 31, 2009, and December 31, 2008, and for the period from November 13, 2007 (inception) through December 31, 2009	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
WestMountain Alternative Energy, Inc.

We have audited the accompanying balance sheets of WestMountain Alternative Energy, Inc. as of December 31, 2009 and 2008, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2009 and 2008, and the period from November 13, 2007 (inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WestMountain Alternative Energy, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, and the period from October 18, 2007 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company currently has one customer (a related party) and an accumulated deficit at December 31, 2009.  The Company is also in the development stage with a limited operating history.  These factors and others discussed in Note 1 raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
March 25, 2010

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Balance Sheets
At December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008
Assets	(audited)	(audited)

Cash and cash equivalents (note 1 and note 8)	$89,752	$184,834
Certificates of deposit (note 2)	203,736	100,346
Accounts receivable, related parties (note 6)	31,124	30,768
Prepaid expenses	3,183	3,195
Property and equipment, net (note 3)	2,966	5,462
Total assets	$330,761	$324,605

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$-	$4,573
Indebtedness to related parties	800	-
Accrued liabilities	10,150	14,775
Total liabilities	10,950	19,348

Shareholders' equity: (note 5)
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2009 and 2008
Common stock, $.001 par value; 50,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding December 31, 2009
9,106,250 shares issued and outstanding December 31, 2008
Additional paid-in-capital	366,659	366,659
Deficit accumulated during development stage	(55,954)	(70,508)
Total shareholders' equity	319,811	305,257
Total liabilities and shareholders' equity	$330,761	$324,605

The accompanying notes are an integral part of these financial statements

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Statements of Operations
For the year ended December 31, 2009 and 2008 and for the
period November 13, 2007 (inception) through December 31, 2009

	For the year ended December 31,		November 13, 2007 (Inception) Through December 31,
	2009	2008	2009
Revenue:
Management Fees, related parties (note 6)	$124,637	$77,838	$202,476
Total Revenue	124,637	77,838	202,476

Operating Expenses (note 7)
Sales, general and administrative expense	113,459	127,443	270,280
Total sales, general and administrative expenses	113,459	127,443	270,280

Net income\(loss) from operations	11,178	(49,605)	(67,804)

Other income/(expense)
Interest income	3,376	8,473	11,850
Net income\(loss) before income taxes	14,554	(41,132)	(55,954)
Provision for income taxes	-	-	-

Net income\(loss)	$14,554	$(41,132)	$(55,954)

Basic and diluted loss per share	$0.00	$(0.00)
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250

The accompanying notes are an integral part of these financial statements

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity
For the period from December 31, 2007 thru December 31, 2009

	Preferred Stock		Common Stock		Additional	Retained
		Par		Par	Paid-in	Earnings
	Shares	Value	Shares	Value	Capital	(Deficit)	Total
Balance at November 13, 2007

November 19, 2007 common stock
shares sold at $0.001 per share			290,000	290			290

November 20, 2007 common stock
shares sold at $0.01 per share			235,000	235	2,115		2,350

November 28, 2007 common stock
shares sold at $0.04 per share			8,050,000	8,050	311,950		320,000

November 30, 2007 common stock
shares sold at $0.10 per share			531,250	531	52,594		53,125

Net loss, November 13, 2007
(inception) December 31, 2007						(29,375)	(29,375)

Balance at December 31, 2007	-	$-	9,106,250	$9,106	$366,659	$(29,375)	$346,390

Net loss, for the year ended
December 31, 2008	-	-	-	-	-	(41,133)	(41,133)

Balance at December 31, 2008	-	$-	9,106,250	$9,106	$366,659	$(70,508)	$305,257

Net income, for the year ended
December 31, 2009	-	-	-	-	-	14,554	14,554

Balance at December 31, 2009	-	$-	9,106,250	$9,106	$366,659	$(55,954)	$319,811

The accompanying notes are an integral part of these financial statements

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the year ended December 31, 2009 and 2008 and for the
period November 13, 2007 (inception) through December 31, 2009

	For the year ended December 31,		November 13, 2007 (Inception) Through December 31,
	2009	2008	2009

Cash flows from operating activities:
Net income/(loss)	$14,554	$(41,132)	$(55,954)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation (note 3)	2,898	2,850	5,986
Changes in operating assets and operating liabilities:
Accounts receivable (note 6)	(356)	(30,768)	(31,124)
Prepaid expenses	12	675	(3,183)
Accounts payable and accrued liabilities	(8,398)	(4,300)	10,950
Net cash (used in) operating activities	8,710	(72,675)	(73,325)

Cash flows from investing activities:
Payments for property and equipment (note 3)	(402)	-	(8,952)
Proceeds from and payments for certificates of deposit	(103,390)	199,654	(203,736)
Net cash provided by (used in) operating activities	(103,792)	199,654	(212,688)

Cash flows from financing activities:
Proceeds from sale of common stock (note 5)	-	-	375,765
Net cash provided by financing activities	-	-	375,765
Net change in cash	(95,082)	126,979	89,752

Cash and cash equivalents, beginning of period	184,834	57,855	-

Cash and cash equivalents, end of period	$89,752	$184,834	$89,752

The accompanying notes are an integral part of these financial statements

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Notes to Financial Statements

(1)    Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization and Basis of Presentation
WestMountain Distressed Debt, Inc. was incorporated in the state of Colorado on October 18, 2007 and on this date approved its business plan and commenced operations.

The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.  The Company’s plan is to act as an acquirer of real estate assets that are being sold at a discount to the original purchase price.

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

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to obtain additional operating capital, commence operations, provide competitive services, and ultimately to sustain profitability.

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  As of December 31, 2009 there was no cash equivalents.  As of December 31, 2008 there was $100,030 in cash equivalents.

Accounts Receivable
Accounts receivable consists of amounts due from the management fees. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. Management records reasonable allowances to fairly represent accounts receivable amounts that are collectable.  For the years ended December 31, 2009 and 2008, the company did not record any allowance against our accounts receivable balance.

Revenue
The Company generates revenue by raising, investing and managing private equity and direct investment funds for high net worth individuals and institutions. Revenue is recognized through management fees based on the size of the funds that are managed and incentive income based on the performance of these funds.

Revenue is recognized under the full accrual method. Under the full accrual method, profit may be realized in full when funds are invested and managed, provided (1) the profit is determinable and (2) the earnings process is virtually complete (the Company is not obligated to perform significant activities).

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Notes to Financial Statements

(1)    Nature of Organization and Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments
ASC subtopic 825-10 requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, certificates of deposit, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

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

Loss per Common Share
The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At December 31, 2009 and December 31, 2008, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Income Taxes
The Company accounts for income taxes under the provisions of ASC 740 – “Accounting for Income Taxes”, formerly SFAS 109 and FIN 48.  ASC 740 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  The tax year 2007 remains open to examination.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.

Subsequent Events
The FASB issued ASC 855-10 “Subsequent Events”,  (formerly SFAS No. 165, “Subsequent Events,”) which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.     In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through March 25, 2010, which is the date the financial statements were issued.    No reportable subsequent events were noted.

Fiscal Year-end
The Company operates on a December 31 year-end.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Notes to Financial Statements

(2)   Certificates of Deposit

The company has made it a policy to invest funds over and above the operating expenses in certificates of deposit.  The terms on the certificates have ranged from three to six months.  In June 2008 we switch from Bank B to Bank C.  Currently we have deposit accounts set up in Bank A and Bank C.  Each of the balances is covered through the banks’ FDIC insurance.

As of December 31, 2009 the Certificates of deposit are as follows:

	Principal	Interest	Maturity	Interest
	Balance	Earned	Date	Rate

Bank A	$101,712	$1,367	Apr 2010	.55%

Bank B

Bank C	$102,024	$1,994	Jan 2010	1.00%

(3)  Property and Equipment

The Company’s property and equipment consists of computer software that was placed into service during December 2007 at a value of $8,550.  We recorded an additional $402 in capitalized software in 2009.  For the year ended December 31, 2009 the Company recorded $2,898 in depreciation expense and $2,850 for the year ended December 31, 2008.  October 18, 2007 (inception) to December 31, 2009 the Company recorded $5,986 in depreciation expense.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Notes to Financial Statements

(4)   Income Taxes

The Company accounts for income taxes under the provisions of ASC 740 – “Accounting for Income Taxes”, formerly SFAS 109 and FIN 48. ASC 740 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The provision of income taxes consists of the following:

	For the years ended
	December 31,
	2009	2008

Income/(Loss) before income taxes	$14,554	$(41,133)
Current payable	-	-
Deferred income tax benefit	2,756	13,354
Adjustment of beginning of period valuation	(2,756)	(13,354)
allowance for deferred tax assets
Income tax expense, net, reported in the	$-	$-
accompanying statement of operations

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The deferred tax asset and related valuation allowance decreased by $2,756 in 2009 and increased by $7,790 in 2008.
As of December 31, 2009 and 2008, the components of
the net deferred tax assets/(liabilities) are as follows:

	For the years ended
	December 31,
	2009	2008
Net operating loss carry forwards	$9,545	$12,333
Depreciation/amortization of other	1,050	1,021
Total	10,595	13,354
Valuation allowance	(10,595)	(13,354)
Net deferred income taxes	$-	$-

A reconciliation of the US statutory federal income tax rate to the effective tax rate is as follows:

	For the years ended
	December 31,
	2009	2008
US statutory federal rate	15.00%	15.00%
State income tax rate, net of federal benefit	3.94%	3.94%
Change in valuation allowance	-18.94%	-18.94%
Effective tax rate	0.00%	0.00%

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Notes to Financial Statements

(4)   Income Taxes (continued)

As of December 31, 2009 and 2008 the Company had US federal and state net operating loss carry forwards of approximately $50,412 and $71,508, respectively, which may be available to offset future federal and state income tax liabilities.  These carry forwards are subject to review by the internal revenue service and if allowed may be offset against taxable income through 2029.  A portion of the net operating loss carryovers begin expiring in 2027.

The Company accounts for income taxes under the provisions of ASC 740 – “Accounting for Income Taxes”, formerly SFAS 109 and FIN 48.  ASC 740 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  The tax years 2007 & 2008 remain open to examination.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.

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

There has been no change in common stock, including shares and value, and additional paid-in capital for the years ended December 31, 2009 and 2008.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Notes to Financial Statements

(6)    Related Parties

Bohemian Companies, LLC and BOCO Investments, LLC are two companies under common control.  Mr. Klemsz, our President, has been the Chief Investment Officer of BOCO Investments, LLC since March 2007.  Since there is common control between the two companies and a relationship with our Company President, we are considering all transactions with Bohemian Companies, LLC, related party transactions.

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2008, which has been extended to December 31, 2009.  Total expenses incurred with Bohemian Companies were $12,000 for the year ending December 31, 2009 and $21,000 for the year ending December 31, 2008.  As of December 31, 2009 the Company did not have a balance due to Bohemian Companies, LLC.

For the year ended December 31, 2009 we recorded $124,637 in revenue for management fees charged to EastMountain Alternative Energy, LLC, a related party through its ownership interest in WestMountain Green, LLC.  For the period November 13, 2007 (inception) through December 31, 2009 we recorded $202,476 in management fees.  We earn management fees based on the size of the funds managed, and incentive income based on the performance of the funds.  As of December 31, 2008 we recorded $31,124 as an accounts receivable that represents the fourth quarter management fees that are due to us from EastMountain Alternative Energy, LLC.  This amount has been paid as of March 31, 2010.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc on March 19, 2010, and is considered to be a related party.  Fees are charged and paid on a quarterly basis.  As of December 31, 2009 an accrual of $800 has been recorded for unpaid services.

(7)    Operating Expenses

The total administrative expense recorded on the financials for the period November 13, 2007 through December 31, 2009 was $270,280.  For the year ended December 31, 2009 and 2008 operating expenses are $113,459 and $127,444 respectively.  Most of the expenses are related to professional fees that include legal, accounting and public filings.

 (8)    Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of December 31, 2009 the Company has no risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

(9)    Subsequent Events

No reportable subsequent events were noted.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of December 31, 2009.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as December 31, 2009.

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

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Brian L. Klemsz	51	President, Treasurer, Director
Joni K Troska	50	Secretary

Mr. Klemsz has been the Company’s President, Treasurer, and sole Director since our inception. Since March, 2007, he has been the Chief Investment Officer of BOCO Investments, LLC.  He was President and Chief Investment Officer for GDBA Investments, LLLP, a private investment partnership from May 2000 until February 2007. He is currently also the President, Secretary-Treasurer, and sole Director of WestMountain Distressed Debt, Inc., WestMountain Asset Management, Inc., and WestMountain Index Advisor, Inc., which are public companies.. Mr. Klemsz received a Masters of Science in Accounting and Taxation in 1993 and a Masters of Science in Finance in 1990 from Colorado State University. He received his Bachelor of Science degree from the University of Colorado in 1981.

    Ms. Troska has been the Company’s Secretary since March 2010. She has been corporate Secretary of CapTerra Financial Group, Inc.(“CPTA”), a public company, since January 20, 2009. As of August 2009 she was appointed Treasurer and Chief Financial Officer of CPTA.  Prior to 2009 she was Secretary-Treasurer from its inception in April, 2003 until 2005. She also serves as corporate Secretary of WestMountain Asset Management, Inc., WestMountain Distressed Debt, Inc., and, WestMountain Index Advisor, Inc., all public companies. She started SP Business Solutions, a business consulting service, in April, 2002. Prior to that period, she was employed for fourteen years as the General Accounting Manager and financial liaison for software implementations and acquisition integration by Advanced Energy Industries, Inc., a public international electronics manufacturing company, in Fort Collins, Colorado.  While employed by Advanced Energy, she obtained her business degree in July 2001.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

Item 11. EXECUTIVE COMPENSATION

Our officers and director do not receive any direct compensation for their services rendered to us, nor have they received such compensation in the past.  We have no plans to pay any compensation to our officer and director in the future.

We have entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for us.  The owner, Ms. Joni Troska, was appointed our corporate Secretary on March 22, 2010 and is considered to be a related party.  Fees are charged and paid on a quarterly basis.  As of December 31, 2009 an accrual of $800 has been recorded for unpaid services. Otherwise, our officers and director are not accruing any compensation pursuant to any agreement with us.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our officers or director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of March 22, 2010, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 9,106,250 common shares were issued and outstanding as of March 22, 2010.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership(1)(2)	Class

WestMountain Green, LLC (3)	8,050,000	88.4%
123 North College Avenue, Ste 200
Fort Collins, Colorado 80524

Brian L. Klemsz	(3)
123 North College Avenue, Ste 200
Fort Collins, Colorado 80524

Joni K. Troska	30,000	0.33%
123 North College Avenue, Ste 200
Fort Collins, Colorado 80524

All Officers and Directors as a Group	1,382,400	15.2%
(two persons)
____________

   (1) All ownership is beneficial and of record, unless indicated otherwise.
   (2) The Beneficial owner has sole voting and investment power with respect to the shares shown.
   (3)  Mr. Klemsz owns 16.8% of WestMountain Green, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Bohemian Companies, LLC and BOCO Investments, LLC are two companies under common control.  Mr. Klemsz, our President, has been the Chief Investment Officer of BOCO Investments, LLC since March 2007.  Since there is common control between the two companies and a relationship with our Company President, we are considering all transactions with Bohemian Companies, LLC, related party transactions.

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2008, which has been extended to December 31, 2009.  Total expenses incurred with Bohemian Companies were $12,000 for the year ending December 31, 2009 and $21,000 for the year ending December 31, 2008.  As of December 31, 2009 the Company did not have a balance due to Bohemian Companies, LLC.

For the year ended December 31, 2009 we recorded $124,637 in revenue for management fees charged to EastMountain Alternative Energy, LLC, a related party through its ownership interest in WestMountain Green, LLC.  For the period November 13, 2007 (inception) through December 31, 2009 we recorded $202,476 in management fees.  We earn management fees based on the size of the funds managed, and incentive income based on the performance of the funds.  As of December 31, 2008 we recorded $31,124 as an accounts receivable that represents the fourth quarter management fees that are due to us from EastMountain Alternative Energy, LLC.  This amount has been paid as of March 31, 2010.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc on March 19, 2010, and is considered to be a related party.  Fees are charged and paid on a quarterly basis.  As of December 31, 2009 an accrual of $800 has been recorded for unpaid services.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Cordovano and Honeck LLP, Certified Public Accountants, paid an aggregate of $10,168 for the year ended December 31, 2009 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. This firm billed an aggregate of $7,043 for the year ended December 31, 2008 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

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

            * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
          ** Previously filed with Form 10-KSB Registration Statement, February 29, 2008

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2010.

WESTMOUNTAIN ALTERNATIVE ENERGY, INC.

By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: March 26, 2010	By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Director