Form 10-Q
period 2010-03-31
WestMountain Alternative Energy Inc
filed 2010-05-17
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []    No [X]

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 31, 2010, was 9,106,250.

FORM 10-Q
WestMountain Alternative Energy, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Alternative Energy, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2010	2009
Assets	(Unaudited)

Cash and cash equivalents (note 1 and note 8)	$106,129	$89,752
Certificates of deposit (note 2)	204,038	203,736
Accounts receivable (note 6)	31,135	31,124
Prepaid expenses	5,357	3,183
Property and equipment, net (note 3)	3,102	2,966
Total assets	$349,761	$330,761

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$10,625	$-
Indebtedness to related parties (note 6)	3,800	800
Accrued liabilities	2,700	10,150
Total liabilities	17,125	10,950

Shareholders' equity: (note 5)
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2010 and 2009
Common stock, $.001 par value; 50,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding 2010 and 2009
Additional paid-in-capital	366,659	366,659
Deficit accumulated during development stage	(43,129)	(55,954)
Total shareholders' equity	332,636	319,811
Total liabilities and shareholders' equity	$349,761	$330,761

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Statements of Operations
For the quarters ended March 31, 2010 and 2009 and for the
period November 13, 2007 (inception) through March 31, 2010
(Unaudited)
			November 13, 2007
	For the quarters ended March 31,		(Inception) Through March 31,
	2010	2009	2010
Revenue:
Management Fees, related parties (note 6)	$31,135	$31,232	$233,611
Total Revenue	31,135	31,232	233,611

Operating Expenses (note 7)
Sales, general and administrative expense	18,616	50,221	288,896
Total operating expenses	18,616	50,221	288,896

Net income\(loss) from operations	12,519	(18,989)	(55,285)

Other income/(expense)
Interest income	306	1,083	12,156
Net income\(loss) before income taxes	12,825	(17,906)	(43,129)
Provision for income taxes	-	-	-

Net income\(loss)	$12,825	$(17,906)	$(43,129)

Basic and diluted loss per share	$0.00	$(0.00)
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity
For the period November 13, 2007 thru March 31, 2010
(Unaudited)
						Retained Earnings/ Deficit Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Capital	Stage	Total
Balance at November 13, 2007

November 19, 2007 common stock shares sold at
$0.001 per share		$-	$290,000	$290	$-	$-	$290

November 20, 2007 common stock shares sold at
$0.01 per share		-	235,000	235	2,115	-	2,350

November 28, 2007 common stock shares sold at
$0.04 per share		-	8,050,000	8,050	311,950	-	320,000

November 30, 2007 common stock shares sold at
$0.10 per share		-	531,250	531	52,594	-	53,125

Net loss, November 13, 2007 (inception) through
December 31, 2007		-	-	-	-	(29,375)	(29,375)

Balance at December 31, 2007	-	-	9,106,250	9,106	366,659	(29,375)	346,390

Net loss, for the year ended
December 31, 2008	-	-	-	-	-	(41,133)	(41,133)

Balance at December 31, 2008	-	-	9,106,250	9,106	366,659	(70,508)	305,257

Net income, for the year ended
December 31, 2009	-	-	-	-	-	14,554	14,554

Balance at December 31, 2009	-	-	9,106,250	9,106	366,659	(55,954)	319,811

Net income, for the quarter ended
March 31, 2010	-	-	-	-	-	12,825	12,825

Balance at March 31, 2010	-	$-	9,106,250	$9,106	$366,659	$(43,129)	$332,636

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the quarters ended March 31, 2010 and 2009 and for the
period November 13, 2007 (inception) through March 31, 2010
(Unaudited)
			November 13, 2007
	For the quarters ended March 31,		(Inception) Through March 31,
	2010	2009	2010

Cash flows from operating activities:
Net income/(loss)	$12,825	$(17,906)	$(43,129)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation (note 3)	798	712	6,785
Changes in operating assets and operating liabilities:
Accounts receivable (note 6)	(11)	(464)	(31,135)
Prepaid expenses	(2,174)	(323)	(5,357)
Accounts payable and accrued liabilities	6,175	3,889	17,125
Net cash provided by(used in) operating activities	17,613	(14,092)	(55,711)

Cash flows from investing activities:
Payments from property and equipment (note 3)	(934)	-	(9,887)
Proceeds from and payments for certificates of deposit	(302)	100,346	(204,038)
Net cash (used in)provided by investing activities	(1,236)	100,346	(213,925)

Cash flows from financing activities:
Proceeds from sale of common stock (note 5)	-	-	375,765
Net cash provided by financing activities	-	-	375,765

Net change in cash	16,377	86,254	106,129

Cash and cash equivalents, beginning of period	89,752	184,834	-

Cash and cash equivalents, end of period	$106,129	$271,088	$106,129

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

(1)    Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization and Basis of Presentation

WestMountain Alternative Energy, Inc. was incorporated in the state of Colorado on November 13, 2007 and on this date approved its business plan and commenced operations.

The Company is a development stage enterprise in accordance with AFC 915 “Accounting and Reporting by Development Stage Enterprises" formerly SFAS No. 7.  The Company’s plan is to focus on investing in alternative energy technology companies to help bring these technologies to commercialization.

The accompanying interim financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  At March 31, 2010 and December 31, 2009, there was $-0- in cash equivalents.

(2)   Certificates of Deposit

The company has made it a policy to invest funds over and above the operating expenses in certificates of deposit.  The terms on the certificates have ranged from three to six months.  In June 2008 we switch from Bank B to Bank C.  Currently we have deposit accounts set up in Bank A and Bank C.  Each of the balances is covered through the banks’ FDIC insurance.

As of March 31, 2010 the Certificates of deposit are as follows:

	Principal	Interest	Maturity	Interest
	Balance	Earned	Date	Rate

Bank A	101,850	138	Apr-10	0.55%

Bank C	102,188	164	Jul-10	0.50%

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

(3)   Property and Equipment

The Company’s property and equipment consists of computer software that was placed into service during December 2007 at a value of $8,550.  During the third quarter of 2009, we purchased $402 of additional software for our Sarbanes-Oxley software program.  In February 2010 we purchased an additional computer in the amount of $935. The Company recorded depreciation expense of $798 for the quarter ended March 31, 2010 and $712 for the quarter ended March 31, 2009.  Depreciation expense for the period of November 13, 2007 (inception) through March 31, 2010 was $6,785.

(4)   Income Taxes

The Company records its income taxes in accordance with Accounting Standards Codification (ASC") ASC-740 “Accounting for Income Taxes”.  The Company incurred a net operating loss from inception to March 31, 2010 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

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

There were no changes in common stock and additional paid in capital for the quarters ended March 31, 2010 and 2009.

(6)    Related Parties

Bohemian Companies, LLC and BOCO Investments, LLC are two companies under common control.  Mr. Klemsz, our President, has been the Chief Investment Officer of BOCO Investments, LLC since March 2007.  Since there is common control between the two companies and a relationship with our Company President, we are considering all transactions with Bohemian Companies, LLC and BOCO Investments, LLC, related party transactions.

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement matures on December 31,

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

2010.  Total expenses incurred with Bohemian Companies were $3,000 each for the quarters ending March 31, 2010 and 2009.  As of March 31, 2010 the Company had a balance due to Bohemian Companies, LLC of $3,000.

We earn management fees based on the size of the funds managed, and incentive income based on the performance of the funds.  For the quarter ended March 31, 2010 and 2009, we recorded $31,135 and $31,232, respectively, in revenue for management fees charged to EastMountain Alternative Energy, LLC, a related party through its ownership interest in WestMountain Green, LLC.  We recorded management fees of $233,611 for the period November 13, 2007 (inception) through March 31, 2010. As of March 31, 2010, we recorded $31,135 as an account receivable that represents the first quarter management fees that are due to us from EastMountain Alternative Energy, LLC.  We expect the receivable to be paid prior to the end of the second quarter 2010.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc on March 19, 2010, and is considered to be a related party.  As of March 31, 2010 an accrual of $800 has been recorded for unpaid services.

(7)    Operating Expenses

The total administrative expense recorded on the financials for the quarter ended March 31, 2010 was $18,616.  For the quarter ended March 31, 2009 it was $50,221 and for the period November 13, 2007 (inception) through March 31, 2010 it was $288,896.  The majority of the costs was attributable to professional and contract services.

(8)    Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of March 31, 2010, the Company has no risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

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

Our principal business address is 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.  On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC who performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement matures on December 31, 2010.  Total expenses incurred with Bohemian Companies were $3,000 for the quarter ending March 31, 2010.  As of March 31, 2010 the Company had a balance due to Bohemian Companies, LLC of $3,000.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarter ended March 31, 2010 and March 31, 2009, and for the period inception through March 31, 2010.  We had revenues of $31,135 for the quarter ended March 31, 2010, compared to $31,232 for the quarter ended March 31, 2009. We had $233,611 from inception through March 31, 2010.

Operating expenses, consisting primarily of selling, general and administrative costs were $18,616 for the quarter ended March 31, 2010, compared to $50,221 for the quarter ended March 31, 2009, and $288,896 from inception through March 31, 2010.  Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees to be as significant in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net profit of $12,825 for the quarter ended March 31, 2010, compared to a net loss of $17,906 for the quarter ended March 31, 2009 and a net loss of $43,129 from inception through March 31, 2010.

Liquidity and Capital Resources

Our cash or cash equivalents on March 31, 2010 were $106,129, compared to cash or cash equivalents on December 31, 2009 of $89,752.

Cash flows provided by operating activities were $17,613 for the three months ended March 31, 2010 compared to cash flows used in operating activities of $14,092 for the three months ended March 31, 2009. We had cash flows used in operating activities of $55,711 from our inception on November 13, 2007 through March 31, 2010.

Net cash used in investing activities was $1,236 for the three months ended March 31, 2010, compared to net cash provided by investing activities of $100,346 for the three months ended March 31, 2009. All of the investing activities for the quarter ending March 31, 2009 were associated with purchases of certificates of deposit. We had $213,925 used in investing activities from our inception on November 13, 2007 through March 31, 2010. During this timeframe we had purchased certificates of deposit in the amount of $204,038.

Cash flows provided by financing activities were $-0- for the three months ended March 31, 2010 and 2009.  We had net cash provided by investing activities of $375,765 from our inception on November 13, 2007 through March 31, 2010. These cash flows were all related to sales of stock.

 Over the next twelve months we do not expect any material capital costs in our operations. We plan to buy office equipment to be used in our operations.

 We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we have developed sufficient revenue within our present organizational structure and resources to be profitable in our operations. We do not anticipate needing to raise additional capital resources in the next twelve months In the event that we need additional capital,

 Our principal source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the U.S. economy. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop alternative energy investments and our ability to generate revenues.

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

We adopt changes issued by ASC 855 – “Subsequent Events”, formerly FASB 165, which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.     In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through March 15, 2010, which is the date the financial statements were issued.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. This ASU became effective for us on January 1, 2010. We do not currently anticipate that this ASU will have a material impact on our consolidated financial statements upon adoption.

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

     Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $60,000 and $100,000 for the fiscal year ending December 31, 2010. We believe that we can but cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

             We have begun to generate revenues and are only recently profitable. As of March 31, 2010, we had a cash position of $106,129 and $204,038 in certificates of deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2010. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

Our future success depends, in large part, on the continued service of our President and our Treasurer and the continued financing of WestMountain Green, LLC.

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

 A general market downturn, or a specific market dislocation, may cause our revenue and results of operations to decline by causing:

●	The value of our investments to decrease;

●	lower investment returns, reducing incentive income; and

●	material reductions in the value of our ownership in investments.

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

     Of our total outstanding shares as of March 31, 2010, a total of 8,325,000, or approximately 91.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

     As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Applicable SEC rules governing the trading of “Penny Stocks” limit the liquidity of our common stock, which may affect the trading price of our common stock.

 Our common stock currently trades well below $5.00 per share. As a result, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

 Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

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

Colorado law and our Articles of Incorporation protect our director from certain types of lawsuits, which could make it difficult for us to recover damages from him in the event of a lawsuit.

     Colorado law provides that our director will not be liable to our company or to our stockholders for monetary damages for all but certain types of conduct as director. Our Articles of Incorporation require us to indemnify our director and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require our company to use our assets to defend our director and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

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

            * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

Reports on Form 8-K. One report was filed on March 22, 2010 under cover of Form 8-K for the fiscal quarter ended March 31, 2010, relating to the appointment of a new officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized May 17, 2010.

WEST MOUNTAIN ALTERNATIVE ENERGY, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)