Form 10-Q
period 2010-06-30
WestMountain Alternative Energy Inc
filed 2010-08-11
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  June 30, 2010

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, July 27, 2010, was 9,106,250.

FORM 10-Q
WestMountain Alternative Energy, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Alternative Energy, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2010	2009
Assets	(Unaudited)

Cash	$114,537	$89,752
Certificates of deposit	204,268	203,736
Accounts receivable	31,164	31,124
Prepaid expenses and other assets	7,060	3,183
Property and equipment, net	2,278	2,966
Total assets	$359,307	$330,761

Liabilities and Shareholders' Equity
Liabilities:
Indebtedness to related parties	$1,400	$800
Accrued liabilities	3,200	10,150
Total liabilities	4,600	10,950

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2010 and 2009
Common stock, $.001 par value; 50,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding 2010 and 2009
Additional paid-in-capital	366,659	366,659
Deficit accumulated during development stage	(21,058)	(55,954)
Total shareholders' equity	354,707	319,811
Total liabilities and shareholders' equity	$359,307	$330,761

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Statements of Operations
For the quarters ended June 30, 2010 and 2009 and for the
For the six months ended June 30, 2010 and 2009 and for the
period November 13, 2007 (inception) through June 30, 2010
(Unaudited)

	For the quarters ended June 30,		For the six months ended June 30,		November 13, 2007 (Inception) Through June 30,
	2010	2009	2010	2009	2010
Revenue:
Management Fees, related parties	$31,164	$31,158	$62,300	$62,390	$264,775
Total Revenue	31,164	31,158	62,300	62,390	264,775

Operating Expenses
Sales, general and administrative expense	9.326	32,685	27,942	82,906	298,221
Total operating expenses	9,326	32,685	27,942	82,906	298,221

Net income\(loss) from operations	21,838	(1,527)	34,358	(20,516)	(33,446)

Other income/(expense)
Interest income	233	1,001	538	2,084	12,388
Net income\(loss) before income taxes	22,071	(526)	34,896	(18,432)	(21,058)
Provision for income taxes	-	-	-	-	-

Net income\(loss)	$22,071	$(526)	$34,896	$(18,432)	$(21,058)

Basic and diluted loss per share	$0.00	$0.00	$0.00	$(0.00)
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250	9,106,250	9,106,250

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the six months ended June 30, 2010 and 2009 and for the
period November 13, 2007 (inception) through June 30, 2010
(Unaudited)

	For the six months ended June 30,		November 13, 2007 (Inception) Through June 30,
	2010	2009	2010

Cash flows from operating activities:
Net income/(loss)	$34,896	$(18,432)	$(21,058)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation	1,622	1,425	7,609
Changes in operating assets and operating liabilities:
Accounts receivable	(40)	(390)	(31,164)
Prepaid expenses	(3,877)	(1,018)	(7,060)
Accounts payable and accrued liabilities	(6,350)	(12,515)	4,600
Net cash provided by(used in) operating activities	26,251	(30,.930)	(47,073)

Cash flows from investing activities:
Purchases of property and equipment	(934)	-	(9,887)
Proceeds from and (payments for) certificates of deposit	(532)	(886)	(204,268)
Net cash (used in)provided by investing activities	(1,466)	(886)	(214,155)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	375,765
Net cash provided by financing activities	-	-	375,765

Net change in cash	24,785	(31,816)	114,537

Cash and cash equivalents, beginning of period	89,752	184,834	-

Cash and cash equivalents, end of period	$114,537	$153,018	$114,537

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

The Company is a development stage enterprise in accordance with AFC 915 “Accounting and Reporting by Development Stage Enterprises" formerly SFAS No. 7.  The Company’s plan is to act as an investment asset manager by raising, investing and managing private equity and direct investment funds for third parties including high net worth individuals and institutions.

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

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  At June 30, 2010 and December 31, 2009, there was $-0- in cash equivalents.

(2)   Certificates of Deposit

The company has made it a policy to invest funds over and above the forecasted operating expenses in certificates of deposit.  The terms on the certificates have ranged from three to six months.

(3)    Stockholders Equity

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

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

There were no changes in common stock and additional paid in capital for the quarters ended June 30, 2010 and 2009.

(4)    Related Parties

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

We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices monthly from Bohemian Companies, LLC. This Service Agreement matures on December 31, 2010.  Total expenses incurred with Bohemian Companies were $3,000 each for the quarters ending June 30, 2010 and 2009 and $6,000 each for the six months ending June 20, 2010 and 2009.  As of June 30, 2010 the Company had a balance due to Bohemian Companies, LLC of $1,000.

We earn management fees based on the size of the funds managed, and incentive income based on the performance of the funds.  For the quarter ended June 30, 2010 and 2009, we recorded $31,164 and 31,158, respectively, in revenue for management fees charged to EastMountain Alternative Energy, LLC, a related party through its ownership interest in WestMountain Green, LLC. We recorded management fees of $62,300 and $62,390 for the six month period ended June 30, 2010 and June 30, 2009 respectively. We recorded management fees of $264,775 for the period November 13, 2007 (inception) through June 30, 2010. As of June 30, 2010, we recorded $31,164 as an account receivable that represents the 2nd quarter management fees that are due to us from EastMountain Alternative Energy, LLC.  We expect the receivable to be paid prior to the end of the second quarter 2010. As of June 30, 2010, we have not recorded any incentive income due to not achieving performance targets.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Asset Management, Inc on March 19, 2010, and is considered to be a related party.  As of June 30, 2010 an accrual of $400 has been recorded for unpaid services.

(5)    Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of June 30, 2010, the Company has no risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

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

Our principal business address is 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.  On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC who performs services on our behalf. We will receive invoices monthly from Bohemian Companies, LLC. This Service Agreement matures on December 31, 2010.  Total expenses incurred with Bohemian Companies were $3,000 each for the quarters ending June 30, 2010 and 2009 and $6,000 each for the six months ending June 20, 2010 and 2009.  As of June 30, 2010 the Company had a balance due to Bohemian Companies, LLC of $1,000.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarter ended June 30, 2010, for the quarter ended June 30, 2009 and for the six months ended June 30, 2010 and 2009.

We had revenues of $31,164 for the quarter ended June 30, 2010, compared to $31,158 for the quarter ended June 30, 2009. We had $62,300 for the six months ended June 30, 2010, compared to $62,390 for the six months ended June 30, 2009.

Operating expenses, consisting primarily of selling, general and administrative costs were $9,326 for the quarter ended June 30, 2010, compared to $32,685 for the quarter ended June 30, 2009.  Selling, general and administrative costs were $27,942 for the six months ended June 30, 2010, compared to $82,906 for the six months ended June 30, 2009.  Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees to be as significant in the future. We believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had net income of $22,071 for the quarter ended June 30, 2010, compared to a net loss of $526 for the quarter ended June 30, 2009.  We had net income of $34,896 for the six months ended June 30, 2010, compared to a net loss of $18,432 for the six months ended June 30, 2009.

Liquidity and Capital Resources

       Our cash on June 30, 2010 were $114,537.  We had an additional amount of $204,268 in Certificates of Deposit.

             Over the next twelve months we do not expect any material our capital costs in our operations.

We believe that we have sufficient capital for our current level of operations. This is because we currently have sufficient revenue within our present organizational structure and resources to become profitable in our operations. We do not anticipate needing to raise additional capital resources in the next twelve months In the event that we need additional capital, WestMountain Green, LLC has orally agreed to loan such funds as may be necessary through December 31, 2010 for working capital purposes.

 Our principal source of liquidity will be our cash flow from operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the U.S. economy. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop alternative energy investments and our ability to generate revenues.

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

 We were formed as a Colorado business entity in November, 2007. At the present time, we are only profitable in our most recent fiscal quarters and for the six months of our current fiscal year. There can be no guarantee that we will ever be able to sustain our profitability.  If we cannot sustain profitability, we could go out of business.

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

             We generate revenues but have only recently been profitable. As of June 30, 2010, we had a cash position of $114,537 and $204,268 in certificates of deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2010. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

     Of our total outstanding shares as of June 30, 2010, a total of 8,325,000, or approximately 91.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

            On July 28, 2010, our Board of Directors voted to change our Certifying Accountants from Cordovano and Honeck LLP to Ehrhardt Keefe Steiner & Hottman, P.C. The firm of Cordovano and Honeck LLP was dismissed as of July 28, 2010. As of that date, Ehrhardt Keefe Steiner & Hottman, P.C. formally accepted us as a client for the fiscal 2010 audit. Cordovano and Honeck LLP has rendered opinions on our audits for the past two years. The change in Certifying Accountants was a decision of our Board of Directors.

ITEM 6.  EXHIBITS

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
10.1**	Service Agreement With Bohemian Companies, LLC
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

            * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended June 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized August 11, 2010.

WEST MOUNTAIN ALTERNATIVE ENERGY, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)