Form 10-Q
period 2010-09-30
WestMountain Alternative Energy Inc
filed 2010-11-10
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2010

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

Large accelerated filer	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []    No [ X]

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, October 30, 2010, was 9,106,250.

FORM 10-Q
WestMountain Alternative Energy, Inc.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Balance Sheets at September 30, 2010 (Unaudited) and December 31, 2009	3

Statements of Operations (Unaudited) for the quarters ended September 30, 2010 and 2009 , for the nine months ended September 30, 2010 and 2009 and for the period November 13, 2007 (inception) through September 30, 2010	4

Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2010 and 2009 and for the period November 13, 2007 (inception) through September 30, 2010	5

Notes to the Financial Statements	6

Item 2. Management’s Discussion and Analysis and Plan of Operation	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	9

Item 4. Controls and Procedures	9

Item 4T. Controls and Procedures	9

PART II OTHER INFORMATION

Item 1. Legal Proceedings	10

Item 1A. Risk Factors	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits	17

Signatures	18

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Alternative Energy, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2010	2009
Assets	(Unaudited)

Cash	$134,938	$89,752
Certificates of deposit	204,472	203,736
Accounts receivable	31,222	31,124
Prepaid expenses and other assets	7,600	3,183
Property and equipment, net	1,454	2,966
Total assets	$379,686	$330,761

Liabilities and Shareholders' Equity
Liabilities:
Indebtedness to related parties	200	800
Accrued liabilities	3,323	10,150
Total liabilities	3,523	10,950

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2010 and 2009
Common stock, $.001 par value; 50,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding 2010 and 2009
Additional paid-in-capital	366,659	366,659
Retained earnings accumulated during development stage	398	(55,954)
Total shareholders' equity	376,163	319,811
Total liabilities and shareholders' equity	$379,686	$330,761

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Statements of Operations
For the quarters ended September 30, 2010 and 2009 and for the nine months ended September 30, 2010 and 2009 and for the
period November 13, 2007 (inception) through September 30, 2010
(Unaudited)
					November 13, 2007
	For the quarters ended		For the nine months ended		(Inception) Through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010
Revenue:
Management Fees, related parties	$31,222	$31,124	$93,521	$93,513	$295,997
Total Revenue	31,222	31,124	93,521	93,513	295,997

Operating Expenses
Sales, general and administrative expense	9,975	12,559	37,917	95,369	308,196
Total operating expenses	9,975	12,559	37,917	95,369	308,196

Net income\(loss) from operations	21,247	18,565	55,604	(1,856)	(12,199)

Other income/(expense)
Interest income	209	771	748	2,855	12,597
Net income\(loss) before income taxes	21,456	19,336	56,352	999	398
Provision for income taxes	-	-	-	-	-

Net income	$21,456	$19,336	$56,352	$999	$398

Basic and diluted loss per share	$0.00	$0.00	$0.01	$0.00
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250	9,106,250	9,106,250

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the nine months ended September 30, 2010 and 2009 and for the period November 13, 2007 (inception) through September 30, 2010
(Unaudited)			November 13, 2007
	For the nine months ended		(Inception) Through
	September 30,		September 30,
	2010	2009	2010

Cash flows from operating activities:
Net income	$56,352	$999	$398
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation	2,446	2,153	8,432
Changes in operating assets and operating liabilities:
Accounts receivable	(98)	(356)	(31,222)
Prepaid expenses	(4,417)	(787)	(7,600)
Indebtedness to related parties and accrued liabilities	(7,427)	(12,820)	3,523
Net cash provided by(used in) operating activities	46,856	(10,811)	(26,469)

Cash flows from investing activities:
Purchases of property and equipment	(934)	(278)	(9,886)
Proceeds from and (payments for) certificates of deposit	(736)	(1,178)	(204,472)
Net cash (used in)provided by investing activities	(1,670)	(1,456)	(214,358)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	375,765
Net cash provided by financing activities	-	-	375,765

Net change in cash	45,186	(12,267)	134,938

Cash, beginning of period	89,752	184,834	-

Cash, end of period	$134,938	$172,567	$134,938

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

The Company is a development stage enterprise in accordance with AFC 915 “Accounting and Reporting by Development Stage Enterprises".  The Company’s plan is to focus on investing in alternative energy technology companies to help bring these technologies to commercialization.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  At September 30, 2010 and December 31, 2009, there was $-0- in cash equivalents.

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

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

A total of 9,106,250 shares were issued for a total cash price of $375,765.  All of the shares issued are considered to be “restricted stock” as defined in Rule 144 promulgated under the Securities Act of 1933.  As of September 30, 2010, the common stock issued and outstanding at par is $9,106 or $0.001 per share.  The amount over and above the $0.001 par value per share is recorded in the additional paid-in capital account in the amount of $366,659.

There were no changes in common stock and additional paid in capital for the quarters ended September 30, 2010 and 2009.

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

We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices monthly from Bohemian Companies, LLC. This Service Agreement matures on December 31, 2010.  Total expenses incurred with Bohemian Companies were $3,000 each for the quarters ending September 30, 2010 and 2009 and $9,000 each for the nine months ending September 30, 2010 and 2009.  As of September 30, 2010 the Company had no balance due to Bohemian Companies, LLC.

We earn management fees based on the size of the funds managed, and incentive income based on the performance of the funds.  For the quarter ended September 30, 2010 and 2009, we recorded $31,222 and 31,124, respectively, in revenue for management fees charged to EastMountain Alternative Energy, LLC, a related party through its ownership interest in WestMountain Green, LLC. We recorded management fees of $93,521 and $93,513 for the nine month period ended September 30, 2010 and September 30, 2009 respectively. We recorded management fees of $295,997 for the period November 13, 2007 (inception) through September 30, 2010. As of September 30, 2010, we recorded $31,122 as an account receivable that represents the 3rd quarter management fees that are due to us from EastMountain Alternative Energy, LLC.  We expect the receivable to be paid prior to the end of the fourth quarter 2010. As of September 30, 2010, we have not recorded any incentive income due to not achieving performance targets.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc on March 19, 2010, and is considered to be a related party.  As of September 30, 2010 an accrual of $200 has been recorded for unpaid services.

(5)    Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of September 30, 2010, the Company has no risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q.  This item contains forward-looking statements that involve risks and uncertainties.  Actual results may differ materially from those indicated in such forward-looking statements.

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

Our principal business address is 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.  On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC who performs services on our behalf. We will receive invoices monthly from Bohemian Companies, LLC. This Service Agreement matures on December 31, 2010.  Total expenses incurred with Bohemian Companies were $3,000 each for the quarters ending September 30, 2010 and 2009 and $9,000 each for the nine months ending September 30, 2010 and 2009.  As of September 30, 2010 the Company had no balance due to Bohemian Companies, LLC.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarters ended September 30, 2010 and 2009, and for the nine months ended September 30, 2010 and 2009.

We had revenues of $31,222 for the quarter ended September 30, 2010 compared to $31,124 for the quarter ended September 30, 2009.  For the nine months ended September 30, 2010 and 2009, we recorded revenues of $93,521 and $93,513 respectively.

Operating expenses, consisting primarily of selling, general and administrative costs were $9,975 for the quarter ended September 30, 2010, compared to $12,559 the three months ended September 30, 2009.  Expenses were $37,917 and $95,369 for the nine months ended September 30, 2010 and 2009 respectively. Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees to be as significant in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had net income of $21,456 for the quarter ended September 30, 2010, compared to a net income of $19,336 for the quarter ended September 30, 2009.  We recorded a net income of $56,352 for the nine months ended September 30, 2010 compared to a net income of $999 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

Our cash on September 30, 2010 was $134,938.  We had an additional amount of $204,472 in Certificates of Deposit.

Over the next twelve months we do not expect to incur material capital costs in our operations.

We believe that we have sufficient capital for our current level of operations. This is because we currently have sufficient revenue within our present organizational structure and resources to support our operations. We do not anticipate needing to raise additional capital resources in the next twelve months In the event that we need additional capital, WestMountain Green, LLC has orally agreed to loan such funds as may be necessary through December 31, 2010 for working capital purposes.

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

Risks Related to Our Business and Industry

We have limited operating history, and have only recently been profitable.  However, we may never sustain a profit, and, as a result we could go out of business.

We were formed as a Colorado business entity in November, 2007. At the present time, we are only profitable in our most recent fiscal quarters and for the nine months of our current fiscal year. There can be no guarantee that we will ever be able to sustain our profitability.  If we cannot sustain profitability, we could go out of business.

Because we had incurred a loss and have had a limited history of operations as of December 31, 2009, our accountants have expressed doubts about our ability to continue as a going concern.

For our audit as of and for the year ended December 31, 2009, our auditors have expressed doubt about our ability to continue as a going concern as a result of our limited history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to find suitable alternative energy investments; and

●	our ability to generate revenues.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to be approximately $50,000 for the fiscal year ending December 31, 2010. We believe that we can but cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

             We generate revenues but have only recently been profitable. As of September 30, 2010, we had a cash position of $134,938 and $204,472 in certificates of deposit. We anticipate that operating costs will be approximately $50,000 for the fiscal year ending December 31, 2010. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

The success of our business depends, in part, upon proprietary technologies and information that may be difficult to protect and may infringe on the intellectual property rights of third parties.

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

We have only operated as a public company since 2008. Thus, we have limited experience in complying with the various rules and regulations that are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations that are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

We may be required to register under the Investment Company Act of 1940, or the Investment Advisors Act, which could increase the regulatory burden on us and could negatively affect the price and trading of our securities.

Because our business involves the identification, acquisition and development of alternative energy investments, we may be required to register as an investment company under the Investment Company Act of 1940 or the Investment Advisors Act and analogous state law. While we believe that we are currently either not an investment company or an investment advisor or are exempt from registration as an investment company under the Investment Company Act of 1940 or the Investment Advisors Act and analogous state law, either the SEC or state regulators, or both, may disagree and could require registration either immediately or at some point in the future. As a result, there could be an increased regulatory burden on us that could negatively affect the price and trading of our securities.

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

Of our total outstanding shares as of September 30, 2010, a total of 8,325,000, or approximately 91.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

            * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

Reports on Form 8-K. For the fiscal quarter ended September 30, 2010, one report was filed on July 29, 2010 and amended on August 13, 2010 under cover of Form 8-K, relating to the changes in ourr certifying accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized November 10, 2010.

WEST MOUNTAIN ALTERNATIVE ENERGY, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)