Form 10-K
period 2010-12-31
WestMountain Alternative Energy Inc
filed 2011-03-11
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2010

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $956,250.

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

We have a proprietary investment screening process to make our investments.  This process is based upon the experience of Mr. Brian Klemsz, our President, and outside consultants as we develop our company.

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

      We operate out of one office in Colorado. We have no specific plans at this point for additional offices.  On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC  that performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement was for the term of one year, ending December 31, 2010 but was extended to December 31, 2011.

Markets

We believe that the primary reason that clients would buy from us rather than competitors would be the existing relationships that we can develop. We believe that client loyalty and satisfaction can be the basis for success in this business. Therefore, we plan to develop and expand on already existing relationships to develop a competitive edge. We utilize the expertise of our principal officer to market our proprietary investment screening process business

Raw Materials

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

Employees

             We have one full-time employee: Mr. Klemsz. Mr. Klemsz does not draw a salary or receive any other kind of compensation. However, we reimburse our employee for all necessary and customary business related expenses.  We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.  We do not pay our Directors separately for any Board meeting they attend.

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

Risks Related to Our Business and Industry

We have a limited operating history. While we have been profitable for our two most recent fiscal year ends, we may never continue to be profitable, and, as a result, we could go out of business.

We were formed as a Colorado business entity in November, 2007. At the present time, we have been profitable at our two most recent fiscal year ends. We cannot guarantee that we will continue to be profitable, and, as a result, we could go out of business.

We currently rely upon one client for all of our revenues, which means that we could be severally impacted by the loss of the client.

One client in fiscal year 2010 accounted for 100% of our revenues. In fiscal year 2009 this client also accounted for approximately 100% of our revenues. This client is a related party, EastMountain Alternative Energy, LLC. Our revenue projections are subject to greater uncertainty than if we had revenue commitments from a number of clients. We could be materially impacted by the loss of this client. As long as we rely upon one client for a majority of our revenue, could be subject to uncertain revenue results, if we lose this major client. While we have no basis to believe that we will not continue to generate revenue from this client, we cannot assure you that this client or any of our clients, will continue to purchase our products or services in significant volume, or at all.

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

             We began generating revenues in 2008. As of December 31, 2010, we had a cash position of $157,243 and an additional $204,656 in Certificates of Deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2010. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

             We depend almost entirely on the efforts and continued employment of Mr. Klemsz, our President and Treasurer. Mr. Klemsz is our primary executive officer, and we will depend on him for nearly all aspects of our operations. In addition, WestMountain Green, LLC, is our only source of external financing. We do not have an employment contract with Mr. Klemsz, and we do not carry key person insurance on his life. The loss of the services of Mr. Klemsz through incapacity or otherwise, would have a material adverse effect on our business. It would be very difficult to find and retain qualified personnel such as Mr. Klemsz and a financing source to replace WestMountain Green, LLC At the present time, there is no contractual commitment for WestMountain Green, LLC. to continue to fund us.

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

We believe that the identification, acquisition and development of proprietary technologies are key drivers of our business. Our success depends, in part, on our ability to obtain patents, license the patents of others, maintain the secrecy of our proprietary technology and information, and operate without infringing on the proprietary rights of third parties. We currently do not license any patents. We cannot assure you that the patents of others will not have an adverse effect on our ability to conduct our business, that the patents that we license will provide us with competitive advantages or will not be challenged by third parties, that we will acquire additional proprietary technology that is patentable or that any patents issued to us will provide us with competitive advantages or will not be challenged by third parties. Further, we cannot assure you that others will not independently develop similar or superior technologies, duplicate elements of any technology we may own or design around it.

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

Alternative energy functions as a commodity. There is significant competition among existing alternative energy producers. Our business could face competition from a number of producers that can produce significantly greater volumes of alternative energy than we can or expect to produce, producers that can produce a wider range of products than we can, and producers that have the financial and other resources that would enable them to expand their production rapidly if they chose to. These producers may be able to achieve substantial economies of scale and scope, thereby substantially reducing their fixed production costs and their marginal productions costs. If these producers are able to substantially reduce their marginal production costs, the market price of alternative energy products may decline and we may not be able to produce alternative energy products at a cost that allows us to operate profitably. Even if we are able to operate profitably, these other producers may be substantially more profitable than us, which may make it more difficult for us to raise any financing necessary for us to achieve our business plan and may have a materially adverse effect on the market price of our common stock.

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

      Of our total outstanding shares as of December 31, 2010, a total of 8,325,000, or approximately 91.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 123 North College Avenue, Ste 200, Fort Collins, Colorado 80524, and our telephone number is (970) 212-4770. Our initial office is leased from an unaffiliated third party under a lease for $163 per month.  We own no real estate nor have plans to acquire any real estate.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of December 31, 2010, there were sixty-six record holders of our common stock and there were 9,106,250 shares of our common stock outstanding.

Market Information

A limited public market currently exists for shares of our common stock. We began trading on the Over-the-Counter Bulletin Board under the trading symbol WETM in January, 2009.

        The following table sets forth the high and low closing bid prices of our common stock on for the periods indicated in 2010 and 2009.

	Closing Bid Price
2010	High	Low
First Quarter	$1.00	$0.30
Second Quarter	$1.00	$1.00
Third Quarter	$1.00	$1.00
Fourth Quarter	$0.36	$0.30

	Closing Bid Price
2009	High	Low
First Quarter	$0.001	$0.001
Second Quarter	$0.001	$0.001
Third Quarter	$0.30	$0.30
Fourth Quarter	$0.30	$0.30

  On February 28, 2011, the closing bid price of our common stock in the OTC Bulletin Board was $0.36 per share and we had no trading volume that day.

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

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

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

Stock Transfer Agent

The stock transfer agent for our securities is Corporate Stock Transfer of Denver, Colorado.  Their address is 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. Their phone number is (303)282-4800.

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

Results of Operations

 For the year ended December 31, 2010 we had revenues of $124,771.   In comparison the year ended December 31, 2009 we had revenues of $124,637.  From our inception on November 13, 2007 through December 31, 2010, we generated $327,247 in revenue. All revenues are generated from a related party, EastMountain Alternative Energy, LLC.

For the years ended December 31, 2010 and 2009 operating expenses were $58,767 and $113,459 respectively.  For the period from our inception on November 13, 2007 through December 31, 2010, operating expenses $329,047. We believe that better efficiency in our operations account for this decline in operating expenses. The major component of general and administrative expenses is professional fees.

Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant.

For the year ended December 31, 2010 we had net income of $64,860.  In comparison for the year ended December 31, 2009 we had net income of $14,554.  From our inception on November 13, 2007 through December 31, 2010 we had net income of $8,906.

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

We expect to incur operating profits in future periods. Further, we believe that we will no longer be in the development stage in fiscal year 2011

Liquidity and Capital Resources.

As of December 31, 2010, we had cash or cash equivalents of $157,243.

For the year ended December 31, 2010 net cash provided by operating activities was $69,344 while for the year ended December 31, 2009 net cash provided by operating activities was $8,710.  Net cash used in operating activities was $3,980 from our inception on November 13, 2007 through December 31, 2010.

   For the year ended December 31, 2010 net cash used in investing activities was $1,853 while for the year ended December 31, 2009 we had net cash used in investing activities of $103,792. Cash flows used in investing activities were $214,542 from our inception on November 13, 2007 through December 31, 2010.  We purchased certificates of deposit in the amount of $204,656 during these periods.

For the years ended December 31, 2010 and December 31, 2009 we had net cash provided by financing activities of $-0-. Cash flows provided by financing activities were $375,765 from our inception on November 13, 2007 through December 31, 2010.  These cash flows were all related to sales of stock. Over the next twelve months we do not expect any material our capital costs to develop operations.

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

None that will materially affect the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	19

Balance Sheets at December 31, 2010 and 2009	20

Income Statements for the years ended December 31, 2010, and December 31, 2009, and for the period from November 13, 2007 (inception) through December 31, 2010	21

Statement of Changes in Shareholders’ Equity for the period from November 13, 2007 (inception) through December 31, 2010	22

Statements of Cash Flows for the years ended December 31, 2010, and December 31, 2009, and for the period from November 13, 2007 (inception) through December 31, 2010	23

Notes to Financial Statements	24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
WestMountain Alternative Energy, Inc.
Fort Collins, Colorado

We have audited the accompanying balance sheet of WestMountain Alternative Energy, Inc. (the “Company”) as of December 31, 2010, and the related statements of income, stockholders’ equity, and cash flows for the year then ended and which is included in the period from November 13, 2007 (inception) through December 31, 2010.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WestMountain Alternative Energy, Inc. as of December 31, 2010, and the results of their operations and their cash flows for the years then ended and which is included in the period from November 13, 2007 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

March 8, 2011
Fort Collins, Colorado

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2010	2009
Assets

Cash	$157,243	$89,752
Certificates of deposit	204,656	203,736
Accounts receivable, related party	31,250	31,124
Prepaid expenses and other assets	4,683	3,183
Property and equipment, net	630	2,966
Deferred tax asset	1,573	-
Total assets	$400,035	$330,761

Liabilities and Shareholders' Equity
Liabilities:
Indebtedness to related parties	200	800
Accrued liabilities	11,511	10,150
Accrued income taxes	3,653	-
Total liabilities	15,364	10,950

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2010 and 2009
Common stock, $.001 par value; 50,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding 2010 and 2009
Additional paid-in-capital	366,659	366,659
Retained earnings (deficit) accumulated during development stage	8,906	(55,954)
Total shareholders' equity	384,671	319,811
Total liabilities and shareholders' equity	$400,035	$330,761

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Income Statements of Operations
For the years ended December 31, 2010 and 2009 and for the
period November 13, 2007 (inception) through December 31, 2010

			November 13, 2007
	For the years ended		(Inception) Through
	December 31,		December 31,
	2010	2009	2010
Revenue:
Management fees, related parties	$124,771	$124,637	$327,247
Total Revenue	124,771	124,637	327,247

Operating Expenses
Sales, general and administrative expense	58,767	113,459	329,047
Total operating expenses	58,767	113,459	329,047

Net income\(loss) from operations	66,004	11,178	(1,800)

Other income/(expense)
Interest income	936	3,376	12,786
Net income before income taxes	66,940	14,554	10,986
Provision for income taxes	2,080	-	2,080
Net income	$64,860	$14,554	$8,906

Basic and diluted income per share	$0.01	$0.00
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity
For the period November 13, 2007 thru December 31, 2010

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Capital	Stage	Total
Balance at November 13, 2007

November 19, 2007 common stock
shares sold at $0.001 per share		-	290,000	290	-	-	290

November 20, 2007 common stock
shares sold at $0.01 per share		-	235,000	235	2,115	-	2,350

November 28, 2007 common stock
shares sold at $0.04 per share		-	8,050,000	8,050	311,950	-	320,000

November 30, 2007 common stock
shares sold at $0.10 per share		-	531,250	531	52,594	-	53,125

Net loss, November 13, 2007 (inception)
through December 31, 2007		-	-	-	-	(29,375)	(29,375)

Balance at December 31, 2007	-	$-	9,106,250	$9,106	$366,659	$(29,375)	$346,390

Net loss, for the year ended
December 31, 2008	-	-	-	-	-	(41,133)	(41,133)

Balance at December 31, 2008	-	$-	9,106,250	$9,106	$366,659	$(70,508)	$305,257

Net income, for the year ended
December 31, 2009	-	-	-	-	-	14,554	14,554

Balance at December 31, 2009	-	$-	9,106,250	$9,106	$366,659	$(55,954)	$319,811

Net income, for the year ended
December 31, 2010	-	-	-	-	-	64,860	64,860

Balance at December 31, 2010	-	$-	9,106,250	$9,106	$366,659	$8,906	$384,671

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the years ended December 31, 2010 and 2009 and for the
period November 13, 2007 (inception) through December 31, 2010

	For the years ended December 31,		November 13, 2007 (Inception) Through December 31,
	2010	2009	2010

Cash flows from operating activities:
Net income	$64,860	$14,554	$8,906
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation	3,269	2,898	9,256
Deferred tax benefit	(1,573)	-	(1,573)
Changes in operating assets and operating liabilities:
Accounts receivable	(126)	(356)	(31,250)
Prepaid expenses and other assets	(1,500)	12	(4,683)
Income tax payable	3,653	-	3,653
Indebtedness to related parties and accrued liabilities	761	(8,398)	11,711
Net cash provided by(used in) operating activities	69,344	8,710	(3,980)

Cash flows from investing activities:
Purchases of property and equipment	(933)	(402)	(9,886)
Proceeds from and (payments for) certificates of deposit	(920)	(103,390)	(204,656)
Net cash (used in)provided by investing activities	(1,853)	(103,792)	(214,542)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	375,765
Net cash provided by financing activities	-	-	375,765

Net change in cash	67,491	(95,082)	157,243

Cash, beginning of period	89,752	184,834	-

Cash, end of period	$157,243	$89,752	$157,243

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Notes to Financial Statements

1)    Nature of Organization and Summary of Significant Accounting Policies

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  As of December 31, 2010 and 2009 there were no cash equivalents.

Accounts Receivable
Accounts receivable consists of amounts due from the management fees. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. Management records reasonable allowances to fairly represent accounts receivable amounts that are collectable.  For the years ended December 31, 2010 and 2009, the Company did not consider an allowance for doubtful accounts necessary.

Revenue
The Company generates revenue by raising, investing and managing private equity and direct investment funds for high net worth individuals and institutions. Revenue is recognized through management fees based on the size of the funds that are managed and incentive income based on the performance of these funds.

Incentive revenue is recognized under the full accrual method. Under the full accrual method, profit may be realized in full when funds are invested and managed, provided (1) the profit is determinable and (2) the earnings process is virtually complete (the Company is not obligated to perform significant activities).

Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, certificates of deposit and accrued liabilities, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

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

Income Taxes
The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  The tax year 2007 remains open to examination.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

Fiscal Year-end
The Company operates on a December 31 year-end.

 (2)   Certificates of Deposit

The company has made it a policy to invest funds over and above the forecasted operating expenses in certificates of deposit.

(3)  Property and Equipment

The Company’s property and equipment consists of computer software that was placed into service during December 2007 at a value of $8,550.  We recorded an additional $402 in capitalized software in 2009.  In 2010 the Company purchased a computer in the amount of $933. For the year ended December 31, 2010 the Company recorded $3,269 in depreciation expense and $2,898 for the year ended December 31, 2009.  October 18, 2007 (inception) to December 31, 2010 the Company recorded $9,256 in depreciation expense.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Notes to Financial Statements

(4)  Income Taxes

The Company records deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The provision of income taxes consists of the following:

	For the years ended
	December 31,
	2010	2009

Income/(Loss) before income taxes	$66,940	$14,554
Current payable	(12,678)	-
Deferred income tax benefit		2,756
Adjustment of beginning of period valuation	10,598	(2,756)
allowance for deferred tax assets
Income tax expense, net, reported in the	$(2,080)	$-
accompanying statement of operations

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The deferred tax asset and related valuation allowance decreased by $10,595 for the year ended December 31, 2010 and increased by $2,756 for the year ended December 31, 2009.
As of December 31, 2010 and 2009, the components of the net deferred tax assets/(liabilities) are as follows:

	For the years ended
	December 31,
	2010	2009
Net operating loss carry forwards	$0	$9,545
Depreciation/amortization of other	1,573	1,050
Total	1,573	10,595
Valuation allowance		(10,595)
Net deferred income taxes	$1,573	$-

A reconciliation of the US statutory federal income tax rate to the effective tax rate is as follows:

	For the years ended
	December 31,
	2010	2009
US statutory federal rate	15.00%	15.00%
State income tax rate, net of federal benefit	3.94%	3.94%
Change in valuation allowance	-15.83%	-18.94%
Effective tax rate	5.46%	0.00%

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Notes to the Financials

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  The tax years 2007 & 2008 remain open to examination.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

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

There has been no change in common stock, including shares and value, and additional paid-in capital for the years ended December 31, 2010 and 2009.

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2008, which has been extended to December 31, 2011.  Total expenses incurred with Bohemian Companies were $12,000 for the years ending December 31, 2010 and 2009.  As of December 31, 2011 the Company did not have a balance due to Bohemian Companies, LLC.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Notes to Financial Statements

For the year ended December 31, 2010 we recorded $124,771 in revenue for management fees charged to EastMountain Alternative Energy, LLC, a related party through its ownership interest in WestMountain Green, LLC.  For the period November 13, 2007 (inception) through December 31, 2010 we recorded $327,247 in management fees.  We earn management fees based on the size of the funds managed, and incentive income based on the performance of the funds.  As of December 31, 2010 we recorded $31,250 as an accounts receivable that represents the fourth quarter management fees that are due to us from EastMountain Alternative Energy, LLC.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc on March 19, 2010, and is considered to be a related party.  Fees are charged and paid on a quarterly basis.  As of December 31, 2010 an accrual of $200 has been recorded for unpaid services.

(7)    Operating Expenses

The total administrative expense recorded on the financials for the period November 13, 2007 through December 31, 2010 was $329,047.  For the year ended December 31, 2010 and 2009 operating expenses are $58,767 and $113,459 respectively.  Most of the expenses are related to professional fees that include legal, accounting and public filings.

 (8)    Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of December 31, 2010 the Company has no risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of December 31, 2010.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as December 31, 2010.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Brian L. Klemsz	52	President, Treasurer, Director
Joni K Troska	51	Secretary

Mr. Klemsz has been the Company’s President, Treasurer, and sole Director since our inception. Since March, 2007, he has been the Chief Investment Officer of BOCO Investments, LLC.  He was President and Chief Investment Officer for GDBA Investments, LLLP, a private investment partnership from May 2000 until February 2007. He is currently also the President, Secretary-Treasurer, and sole Director of WestMountain Distressed Debt, Inc., WestMountain Asset Management, Inc., and WestMountain Index Advisor, Inc., which are public companies. He is also a member of the Board of Directors of CapTerra Financial Group, Inc., a public company and is Chairman of their Board’s audit committee. Mr. Klemsz received a Masters of Science in Accounting and Taxation in 1993 and a Masters of Science in Finance in 1990 from Colorado State University. He received his Bachelor of Science degree from the University of Colorado in 1981.

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

We have entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for us.  The owner, Ms. Joni Troska, was appointed our corporate Secretary on March 19, 2010 and is considered to be a related party.  Fees are charged and paid on a quarterly basis.  As of December 31, 2010 an accrual of $200 has been recorded for unpaid services. Otherwise, our officers and director are not accruing any compensation pursuant to any agreement with us.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our officers or director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2010, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 9,106,250 common shares were issued and outstanding as of December 31, 2010.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership(1)(2)	Class

WestMountain Green, LLC (3)	8,050,000	88.4%
123 North College Avenue, Ste 200
Fort Collins, Colorado 80524

Brian L. Klemsz	(3)
123 North College Avenue, Ste 200
Fort Collins, Colorado 80524

Joni K. Troska	100,000	1.1%
123 North College Avenue, Ste 200
Fort Collins, Colorado 80524

All Officers and Directors as a Group	1,452,400	15.95%
(two persons)

_______________

   (1) All ownership is beneficial and of record, unless indicated otherwise.
   (2) The Beneficial owner has sole voting and investment power with respect to the shares shown.
   (3)  Mr. Klemsz owns 16.8% of WestMountain Green, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2009, which has been extended and is now ended December 31, 2011.  Total expenses incurred with Bohemian Companies were $12,000 for the year ending December 31, 2010.  As of December 31, 2010 the Company did not have a balance due to Bohemian Companies, LLC.

For the year ended December 31, 2010 we recorded $124,771 in revenue for management fees charged to EastMountain Alternative Energy, LLC, a related party through its ownership interest in WestMountain Green, LLC.  For the year ended December 31, 2009 we recorded $124,637 in revenue for management fees charged to EastMountain Alternative Energy, LLC. For the period November 13, 2007 (inception) through December 31, 2010 we recorded $327,247 in management fees.  We earn management fees based on the size of the funds managed, and incentive income based on the performance of the funds.  As of December 31, 2010 we recorded $31,250 as an accounts receivable that represents the fourth quarter management fees that are due to us from EastMountain Alternative Energy, LLC.

We entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc on March 19, 2010 and is considered to be a related party.  Fees are charged and paid on a quarterly basis.  As of December 31, 2010 an accrual of $200 has been recorded for unpaid services.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ehrhardt Keefe Steiner & Hottman, P.C., Certified Public Accountants billed an aggregate of $11,350 for the year ended December 31, 2010 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports. Our former independent auditor, Cordovano and Honeck LLP, Certified Public Accountants, billed an aggregate of $10,168 for the year ended December 31, 2009 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports.

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

            * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
          ** Previously filed with Form 10-KSB Registration Statement, February 29, 2008

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2011.

WESTMOUNTAIN ALTERNATIVE ENERGY, INC.

By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: March 11, 2011	By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Director