Form 10-Q
period 2011-03-31
WestMountain Alternative Energy Inc
filed 2011-05-16
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2011

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 31, 2011, was 9,106,250.

FORM 10-Q
WestMountain Alternative Energy, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Alternative Energy, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Alternative Energy, Inc.
Balance Sheets

	March 31,	December 31,
	2010	2010
Assets	(unaudited)	(audited)

Cash	$167,643	$157,243
Certificates of deposit	204,789	204,656
Accounts receivable, related party	31,250	31,250
Prepaid expenses and other assets	4,888	4,683
Property and equipment, net	186	630
Deferred tax asset	1,517	1,573
Total assets	$410,273	$400,035

Liabilities and Shareholders' Equity
Liabilities:
Indebtedness to related parties	300	200
Accrued liabilities	4,680	11,511
Accrued income taxes	4,291	3,653
Total liabilities	9,271	15,364

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2010 and 2009
Common stock, $.001 par value; 50,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding 2010 and 2009
Additional paid-in-capital	366,659	366,659
Retained earnings (deficit)	25,237	8,906
Total shareholders' equity	401,002	384,671
Total liabilities and shareholders' equity	$410,273	$400,035

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Income Statements (unaudited)
For the quarters ended March 31, 2011 and 2010

	For the quarters ended
	March 31,
	2011	2010
Revenue:
Management fees, related parties	$31,250	$31,135
Total Revenue	31,250	31,135

Operating Expenses
Sales, general and administrative expense	10,159	18,616
Total operating expenses	10,159	18,616

Net income from operations	21,091	12,519

Other income/(expense)
Interest income	134	306
Net income before income taxes	21,225	12,825
Provision for income taxes	4,894	-
Net income	$16,331	$12,825

Basic and diluted income per share	$0.00	$0.00
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statements of Cash Flows (unaudited)
For the quarters ended March 31, 2011 and 2010

	For the quarters ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net income	$16,331	$12,825
Adjustments to reconcile net loss to net cash used by
operating activities:
Deferred tax expense	56	-
Depreciation and write off of assets	444	798
Changes in operating assets and operating liabilities:
Accounts receivable	-	(11)
Prepaid expenses and other assets	(205)	(2,174)
Income tax payable	638	-
Indebtedness to related parties and accrued liabilities	(6,731)	6,175
Net cash provided by operating activities	10,533	17,613

Cash flows from investing activities:
Purchases of property and equipment	-	(934)
Proceeds from and (payments for) certificates of deposit	(133)	(302)
Net cash (used in) investing activities	(133)	(1,236)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-
Net cash provided by financing activities	-	-

Net change in cash	10,400	16,377

Cash, beginning of period	157,243	89,752

Cash, end of period	$167,643	$106,129

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

(1)    Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization and Basis of Presentation

WestMountain Alternative Energy, Inc. (the “Company”) was incorporated in the state of Colorado on November 13, 2007 and on this date approved its business plan and commenced operations. The Company was in the development stage through December 31, 2010. The year 2011 is the first year during which the Company is considered an operating company and is no longer in the development stage

The accompanying interim financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  At March 31, 2011, the Company had no cash equivalents.

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

WestMountain Alternative Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

(3)    Related Parties

Bohemian Companies, LLC and BOCO Investments, LLC are two companies under common control.  Mr. Klemsz, our President, has been the Chief Investment Officer of BOCO Investments, LLC since March 2007.  Since there is common control between the two companies and a relationship with our Company President, we are considering all transactions with Bohemian Companies, LLC and BOCO Investments, LLC, related party transactions

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.

We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices monthly from Bohemian Companies, LLC. This Service Agreement matures on December 31, 2011.  Total expenses incurred with Bohemian Companies were $3,000 each for the quarters ending March 31, 2011 and 2010.  As of March 31, 2011 the Company had no balance due to Bohemian Companies, LLC.

We earn management fees based on the size of the funds managed, and incentive income based on the performance of the funds.  For the quarter ended March 31, 2011 and 2010, we recorded $31,250 and $31,135, respectively, in revenue for management fees charged to EastMountain Alternative Energy, LLC, a related party through its ownership interest in WestMountain Green, LLC.  As of March 31, 2011, we recorded $31,250 as an account receivable that represents the 1st quarter management fees that are due to us from EastMountain Alternative Energy, LLC.  We expect the receivable to be paid prior to the end of the second quarter 2011.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc on March 19, 2010, and is considered to be a related party.  As of March 31, 2011 an accrual of $300 has been recorded for unpaid services.

(4)    Concentration of Credit Risk for Cash

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement matures on December 31, 2011.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarter ended March 31, 2011 and March 31, 2010.  We had revenues of $31,250 for the quarter ended March 31, 2011, compared to $31,135 for the quarter ended March 31, 2010.

Operating expenses, consisting primarily of selling, general and administrative costs were $10,159 for the quarter ended March 31, 2011, compared to $18,616 for the quarter ended March 31, 2010. Most of the costs were attributable to professional and contract services. We anticipate these professional fees and other operating expenses to remain relatively constant for the remainder of the fiscal year..

We had a net income of $16,331 for the quarter ended March 31, 2011, compared to a net income of $12,825 for the quarter ended March 31, 2010.

Liquidity and Capital Resources

Our cash on March 31, 2011 were $167,643, compared to cash or cash equivalents on March 31, 2010 of $106,129. We had $204,789 in certificates of deposit as of March 31, 2011.

Cash flows provided by operating activities were $10,533 for the three months ended March 31, 2011 compared to cash flows provided by operating activities of $17,613 for the three months ended March 31, 2010.

Net cash used in investing activities was $133 for the three months ended March 31, 2011, compared to $1,236 for the three months ended March 31, 2010.

Cash flows provided by financing activities were $-0- for the three months ended March 31, 2011 and 2010.

Over the next twelve months we do not expect any material capital costs to be incurred. We plan to buy office equipment to be used in our operations.

 We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we have developed sufficient revenue within our present organizational structure and resources to be profitable in our operations. We do not anticipate needing to raise additional capital resources in the next twelve months.

 Our principal source of liquidity will be our cash flow generated from operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the U.S. economy. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop alternative energy investments and our ability to generate revenues.

 In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop alternative energy investments and, consequently, our revenues. If we succeed in generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

TEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 None.

ITEM 4. CONTROLS AND PROCEDURES

 Not applicable.

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

             We began generating revenues in 2008. As of March 31, 2011, we had a cash position of $167,643 and an additional $204,789  in Certificates of Deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2011. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

The success of our business depends, in part, upon proprietary technologies and information which may be difficult to protect and may infringe on the intellectual property rights of third parties.We believe that the identification, acquisition and development of proprietary technologies are key drivers of our business. Our success depends, in part, on our ability to obtain patents, license the patents of others, maintain the secrecy of our proprietary technology and information, and operate without infringing on the proprietary rights of third parties. We currently do not license any patents. We cannot assure you that the patents of others will not have an adverse effect on our ability to conduct our business, that the patents that we license will provide us with competitive advantages or will not be challenged by third parties, that we will acquire additional proprietary technology that is patentable or that any patents issued to us will provide us with competitive advantages or will not be challenged by third parties. Further, we cannot assure you that others will not independently develop similar or superior technologies, duplicate elements of any technology we may own or design around it.

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

            * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended March 31, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized May 16, 2011.

WEST MOUNTAIN ALTERNATIVE ENERGY, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)