Form 10-Q
period 2011-06-30
WestMountain Alternative Energy Inc
filed 2011-08-12
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-53029

WESTMOUNTAIN ALTERNATIVE ENERGY, INC.
(Exact Name of Issuer as specified in its charter)

Colorado	26-1315585
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

123 North College Avenue, Suite 200
Fort Collins, Colorado	80524
(Address of principal executive offices)	(zip code)

(970) 212-4770
(Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes ☐    No ☑

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. ee definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐    No ☑

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, June 30, 2011, was 9,106,250.

FORM 10-Q
WestMountain Alternative Energy, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Alternative Energy, Inc.

ITEM 1.  FINANCIAL STATEMENTS
WestMountain Alternative Energy, Inc.
Balance Sheets

	June 30,	December 31,
	2011	2010
Assets	(unaudited)	(audited)

Cash	$183,649	$157,243
Certificates of deposit	204,905	204,656
Accounts receivable, related party	31,250	31,250
Prepaid expenses and other assets	8,556	4,683
Property and equipment, net	-	630
Deferred tax asset	1,264	1,573
Total assets	$429,624	$400,035

Liabilities and Shareholders' Equity
Liabilities:
Indebtedness to related parties	300	200
Accrued liabilities	4,401	11,511
Accrued income taxes	8,373	3,653
Total liabilities	13,074	15,364

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2011 and 2010
Common stock, $.001 par value; 50,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding 2011 and 2010
Additional paid-in-capital	366,659	366,659
Retained earnings	40,785	8,906
Total shareholders' equity	416,550	384,671
Total liabilities and shareholders' equity	$429,624	$400,035

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Income Statements (unaudited)
For the three months ended June 30, 2011 and 2010
and for the six months ended June 30, 2011 and 2011

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Management fees, related parties	$31,250	$31,164	$62,500	$62,300
Total Revenue	31,250	31,164	62,500	62,300

Operating Expenses
Sales, general and administrative expense	11,482	9,326	21,643	27,942
Total operating expenses	11,482	9,326	21,643	27,942

Net income from operations	19,768	21,838	40,857	34,358

Other income/(expense)
Interest income	117	233	251	538
Net income before income taxes	19,885	22,071	41,108	34,896
Provision for income taxes	4,335	-	9,229	-
Net income	$15,550	$22,071	$31,879	$34,896

Basic and diluted income per share	$0.00	$0.00	$0.00	$0.00
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250	9,106,250	9,106,250

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statements of Cash Flows (unaudited)
For the six months ended June 30, 2011 and 2010

	For the six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$31,879	$34,896
Adjustments to reconcile net loss to net cash used by
operating activities:
Deferred tax expense	309	-
Depreciation and write off of assets	630	1,622
Changes in operating assets and operating liabilities:
Accounts receivable	-	(40)
Prepaid expenses and other assets	(3,873)	(3,877)
Income tax payable	4,720	-
Indebtedness to related parties and accrued liabilities	(7,010)	(6,350)
Net cash provided by operating activities	26,655	26,251

Cash flows from investing activities:
Purchases of property and equipment	-	(934)
Proceeds from and (payments for) certificates of deposit	(249)	(532)
Net cash (used in) investing activities	(249)	(1,466)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-
Net cash provided by financing activities	-	-

Net change in cash	26,406	24,785

Cash, beginning of period	157,243	89,752

Cash, end of period	$183,649	$114,537

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. At June 30, 2011 and December 31, 2010, the Company had no cash equivalents.

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

WestMountain Alternative Energy, Inc.
Notes to the Financial Statements
(Unaudited)

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement. We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices monthly from Bohemian Companies, LLC. This Service Agreement expires on December 31, 2011.  Total expenses incurred with Bohemian Companies were $3,000 for each of the quarters ended June 30, 2011 and 2010. As of June 30, 2011 the Company had no balance due to Bohemian Companies, LLC.

We earn management fees based on the size of the funds managed, and incentive income based on the performance of the funds. For the quarter ended June 30, 2011 and 2010, we recorded $31,250 and $31,164, respectively in revenue for management fees charged to EastMountain Alternative Energy, LLC, a related party through its ownership interest in WestMountain Green, LLC. As of June 30, 2011, we recorded $31,250 as an account receivable that represents the 2nd quarter management fees that are due to us from EastMountain Alternative Energy, LLC. We expect the receivable to be paid prior to the end of the third quarter 2011.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc on March 19, 2010, and is considered to be a related party. As of June 30, 2011 an accrual of $300 has been recorded for unpaid services.

(4) Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of June 30, 2011, the Company has no risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

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

Our principal business address is 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.  On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC who performs services on our behalf. We will receive invoices monthly from Bohemian Companies, LLC. This Service Agreement matures on December 31, 2011. Total expenses incurred with Bohemian Companies were $3,000 each for the quarters ending June 30, 2011 and 2010 and $6,000 each for the six months ending June 20, 2011 and 2010.  As of June 30, 2011 the Company had no balance due to Bohemian Companies, LLC.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarter ended June 30, 2011, for the quarter ended June 30, 2010 and for the six months ended June 30, 2011 and 2010.

We had revenues of $31,250 for the quarter ended June 30, 2011, compared to $31,164 for the quarter ended June 30, 2010. We had $62,500 for the six months ended June 30, 2011, compared to $62,300 for the six months ended June 30, 2010.

Operating expenses, consisting primarily of selling, general and administrative costs were $11,482 for the quarter ended June 30, 2011, compared to $9,326 for the quarter ended June 30, 2010.  Selling, general and administrative costs were $21,643 for the six months ended June 30, 2011, compared to $27,942 for the six months ended June 30, 2010.  Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees to be as significant in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had net income of $15,550 for the quarter ended June 30, 2011, compared to net income of $22,071 for the quarter ended June 30, 2010.  We had net income of $31,879 for the six months ended June 30, 2011, compared to net income of $34,896 for the six months ended June 30, 2010.

Liquidity and Capital Resources

Our cash or cash equivalents on June 30, 2011 were $183,649.  We had an additional amount of $204,905 in Certificates of Deposit.

Cash flows provided by operating activities were $26,655 for the six months ended June 30, 2011, compared to cash flows provided by operating activities of $26,251 for the six months ended June 30, 2010.

Net cash used in investing activities was $249 for the six months ended June 30, 2011, compared to $1,466 for the six months ended June 30, 2010.

Cash flows provided by financing activities were $-0- for the six months ended June 30, 2011 and June 30, 2010.

Over the next twelve months we do not expect to incur  material capital costs in our operations.

We believe that we have sufficient capital for our current level of operations. This is because we currently have sufficient revenue within our present organizational structure to be profitable. We do not anticipate needing to raise additional capital in the next twelve months.

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

We have a limited operating history. While we have been profitable for our two most recent fiscal year ends, we may not continue to be profitable, and, as a result, we could go out of business.

We were formed as a Colorado business entity in November, 2007. At the present time, we have been profitable at our two most recent fiscal year ends. We cannot guarantee that we will continue to be profitable, and, as a result, we could go out of business.

We currently rely upon one client for all of our revenues, which means that we could be severally impacted by the loss of the client.

One client has accounted for all of our revenues for both 2010 and 2009. This client, EastMountain Alternative Energy, LLC,  is a related party. Our revenue projections are subject to greater uncertainty than if we had revenue commitments from a number of clients. We could be materially impacted by the loss of this client. As long as we rely upon one client for a majority of our revenue, we could be subject to uncertain revenue results. While we have no basis to believe that we will not continue to generate revenue from this client, we cannot assure you that this client or any of our clients, will continue to purchase our products or services in significant volume, or at all.

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

We began generating revenues in 2008. As of June 30, 2011, we had a cash position of $183,649 and an additional $204,905 in Certificates of Deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2011. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
10.1**	Service Agreement With Bohemian Companies, LLC
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.INS	XBRL Instance Document
101SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Previously filed with Form SB-2 Registration Statement, January 2, 2008.
** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended June 30, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized August 12, 2011.

WEST MOUNTAIN ALTERNATIVE ENERGY, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)