Form 10-Q
period 2011-09-30
WestMountain Alternative Energy Inc
filed 2011-11-14
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-53029

WESTMOUNTAIN ALTERNATIVE ENERGY, INC.
(Exact Name of Issuer as specified in its charter).

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

Large accelerated filer ☐                                                                                                           Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)                           Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐   No ☑

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 11, 2011, was 9,106,250.

FORM 10-Q
WestMountain Alternative Energy, Inc.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Alternative Energy, Inc.

ITEM 1. FINANCIAL STATEMENTS

WestMountain Alternative Energy, Inc.
Balance Sheets

	September 30,	December 31,
	2011	2010
Assets	(unaudited)

Cash	$192,736	$157,243
Certificates of deposit	205,004	204,656
Accounts receivable, related party	21,250	31,250
Prepaid expenses and other assets	6,149	4,683
Property and equipment, net	-	630
Deferred tax asset	1,242	1,573
Total assets	$426,381	$400,035

Liabilities and Shareholders' Equity

Liabilities:
Indebtedness to related parties	200	200
Accrued liabilities	3,200	11,511
Accrued income taxes	6,543	3,653
Total liabilities	9,943	15,364

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2011 and 2010
Common stock, $.001 par value; 50,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding 2011 and 2010
Additional paid-in-capital	366,659	366,659
Retained earnings	40,673	8,906
Total shareholders' equity	416,438	384,671
Total liabilities and shareholders' equity	$426,381	$400,035

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Income Statements (unaudited)
For the three months ended September 30, 2011 and 2010
and for the nine months ended September 30, 2011 and 2010

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
Management fees, related parties	$11,250	$31,222	$73,750	$93,521
Total Revenue	11,250	31,222	73,750	93,521

Operating Expenses
Sales, general and administrative expense	13,269	9,975	34,912	37,917
Total operating expenses	13,269	9,975	34,912	37,917

Net income from operations	(2,019)	21,247	38,838	55,604

Other income/(expense)
Interest income	99	209	350	748
Net income before income taxes	(1,920)	21,456	39,188	56,352
Provision for income taxes	(1,808)	-	7,421	-
Net income	$(112)	$21,456	$31,767	$56,352

Basic and diluted income per share	$(0.00)	$0.00	$0.00	$0.01
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250	9,106,250	9,106,250

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statements of Cash Flows (unaudited)
For the nine months ended September 30, 2011 and 2010

	For the nine months ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net income	$31,767	$56,352
Adjustments to reconcile net loss to net cash used by
operating activities:
Deferred tax expense	331	-
Depreciation and write off of assets	630	2,446
Changes in operating assets and operating liabilities:
Accounts receivable	10,000	(98)
Prepaid expenses and other assets	(1,466)	(4,417)
Income tax payable	2,890	-
Indebtedness to related parties and accrued liabilities	(8,311)	(7,427)
Net cash provided by operating activities	35,841	46,856

Cash flows from investing activities:
Purchases of property and equipment	-	(934)
Proceeds from and (payments for) certificates of deposit	(348)	(736)
Net cash (used in) investing activities	(348)	(1,670)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-
Net cash provided by financing activities	-	-

Net change in cash	35,493	45,186

Cash, beginning of period	157,243	89,752

Cash, end of period	$192,736	$134,938

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. At September 30, 2011 and December 31, 2010, the Company had no cash equivalents.

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

WestMountain Alternative Energy, Inc.
Notes to the Financial Statements
(Unaudited)

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement. We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices monthly from Bohemian Companies, LLC. This Service Agreement expires on December 31, 2011.  Total expenses incurred with Bohemian Companies were $3,000 for each of the quarters ended September 30, 2011 and 2010 and $9,000 for the nine months ended September 30, 2011 and 2010. As of September 30, 2011 the Company had no balance due to Bohemian Companies, LLC.

We earn management fees based on the size of the funds managed, and incentive income based on the performance of the funds. For the three months ended September 30, 2011 and 2010, we recorded $11,250 and $31,222, respectively in revenue for management fees charged to EastMountain Alternative Energy, LLC, a related party through its ownership interest in WestMountain Green, LLC. As of September 30, 2011, we recorded $21,250 as an account receivable that represents the 2nd quarter management fees that are due to us from EastMountain Alternative Energy, LLC. We expect the receivable to be paid prior to the end of the fourth quarter 2011.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc on March 19, 2010, and is considered to be a related party. As of September 30, 2011 an accrual of $200 has been recorded for unpaid services.

(4) Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of September 30, 2011, the Company has $41,817 for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

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

Our principal business address is 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.  On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC who performs services on our behalf. We will receive invoices monthly from Bohemian Companies, LLC. This Service Agreement matures on December 31, 2011.  Total expenses incurred with Bohemian Companies were $3,000 each for the quarters ended September 30, 2011 and 2010 and $9,000 each for the nine months ended September 30, 2011 and 2010.  As of September 30, 2011 the Company had no balance due to Bohemian Companies, LLC.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarters ended September 30, 2011 and 2010, and for the nine months ended September 30, 2011 and 2010.

We had revenues of $11,250 for the quarter ended September 30, 2011 compared to $31,222 for the quarter ended September 30, 2010.  For the nine months ended September 30, 2011 and 2010, we recorded revenues of $73.750 and $93,521 respectively.

Operating expenses, consisting primarily of selling, general and administrative costs were $13,269 for the quarter ended September 30, 2011, compared to $9,975 the three months ended September 30, 2010.  We recorded increased fees in 2011 for legal and accounting services that includes XBRL reporting. Expenses were $34,912 and $37,917 for the nine months ended September 30, 2011 and 2010 respectively. Most of the increase in costs for 2010 was attributable to contract services paid for DTC eligibility which are not recurring. We anticipate costs to remain fairly constant   until we start to grow our business activities going forward.

We had a net loss of $112 for the quarter ended September 30, 2011, compared to net income of $21,456 for the quarter ended September 30, 2010.  We recorded net income of $31,767 for the nine months ended September 30, 2011 compared to a net income of $56,352 for the nine months ended September 30, 2010.

Liquidity and Capital Resources

Our cash on September 30, 2011 was $192,736. We had an additional amount of $205,004 in Certificates of Deposit.

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

 Our principal source of liquidity will be our cash flow from operations. Our business activity is closely tied to the U.S. economy. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop alternative energy investments and/or our ability to generate revenues.

 We try to operate with minimal overhead. Our primary activity will be to seek and develop alternative energy investments. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner that will allow us to be successful.

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

Risks Related to Our Business and Industry

We have limited operating history, and have been profitable from time to time.  However, we may never sustain a profit, and, as a result we could go out of business.

We were formed as a Colorado business entity in November, 2007. At the present time, we are only profitable for the nine months of our current fiscal year. There can be no guarantee that we will ever be able to sustain our profitability.  If we cannot sustain profitability, we could go out of business.

Because we had incurred a loss and have had a limited history of operations as of December 31, 2010, our accountants have expressed doubts about our ability to continue as a going concern.

For our audit as of and for the year ended December 31, 2010, our auditors have expressed doubt about our ability to continue as a going concern as a result of our limited history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

-	our ability to find suitable alternative energy investments; and

-	our ability to generate revenues.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to be approximately $50,000 for the fiscal year ending December 31, 2011. We believe that we can but cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

             We generate revenues but have only recently been profitable. As of September 30, 2011, we had a cash position of $192,736 and $205,004 in certificates of deposit. We anticipate that operating costs will be approximately $50,000 for the fiscal year ending December 31, 2011. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

A general market downturn, or a specific market dislocation, may cause our revenue and results of operations to decline by causing:

-	The value of our investments to decrease;

-	lower investment returns, reducing incentive income; and

-	material reductions in the value of our ownership in investments.

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

Of our total outstanding shares as of September 30, 2011, a total of 8,325,000, or approximately 91.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

____________

* Previously filed with Form SB-2 Registration Statement, January 2, 2008.
** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

No reports under Form 8-K were filed for the fiscal quarter ended September 30, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized November 14, 2011.

WEST MOUNTAIN ALTERNATIVE ENERGY, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)