Form 10-K
period 2011-12-31
WestMountain Alternative Energy Inc
filed 2012-03-29
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes: [X]    No: [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []
No [ X]

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $239,063.

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

PART I

Item 1. DESCRIPTION OF BUSINESS.

Narrative Description of the Business

We plan to make early stage investments that will bring alternative energy technologies to commercialization,  and then actively manage these investments. We also currently provide consulting to related parties with respect to their investments in alternative energy projects. We earn management fees based on the size of the investments that we oversee and incentive income based on the performance of these investments.

As to our investments, we will not limit ourselves to any single area of alternative energy. We will look at any and all forms of alternative energy. We actively screen investments with emphasis towards finding opportunities with potential for long term success.

Operations

            We act as a consultant to with respect to their investments in alternative energy projects. We can perform  due diligence and ongoing research and evaluation with respect to projects on a fee basis. We are currently generating revenues as a consultant.

We also plan to seek, develop, and manage alternative energy investments for our own account. We screen investments with emphasis towards finding opportunities with long term potential. We do not limit ourselves to any single area of alternative energy. We will look at any and all forms of alternative energy.

We have a proprietary investment screening process to make our investments.  This process is based upon the experience of Mr. Brian Klemsz, our President, and outside consultants as we develop our company.

For the last two fiscal years, our operations have been profitable. Based upon our profitability, we could operate at our present level indefinitely. To date, we have  had no discussions with  possible acquisition candidates nor have we any intention of doing so.

      We operate out of one office in Colorado. We have no specific plans at this point for additional offices.  On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC  that performs services on our behalf. We  receive monthly invoices from Bohemian Companies, LLC. This Service Agreement was for the term of one year, ending December 31, 2011 but was extended to December 31, 2012.

Markets

We believe that the primary reason that clients would procure services  from us rather than competitors would be the existing relationships that we can develop. We believe that client loyalty and satisfaction can be the basis for success in this business. Therefore, we plan to develop and expand on already existing relationships to develop a competitive edge. We utilize the expertise of our principal officer to market our proprietary investment screening process business

Raw Materials

The use of raw materials is not a  factor in our operations at the present time. The use of raw materials may become a material factor in the future as we develop operations.

Customers and Competition

       Our business plan involves acting as both a consultant and an investor in alternative energy technologies. This business is highly competitive. There are numerous similar companies providing such services in the United States of America. Our competitors will have greater financial resources and more expertise in this business. Our ability to develop our business will depend on our ability to successfully identify alternative energy technology investments in this highly competitive environment. We cannot guarantee that we will be able to do so successfully.

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

      We compete with a large number of management firms and other financial institutions. A number of factors serve to increase our competitive risks:

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

•	other industry participants could seek to recruit our best and brightest investment professionals away from us.

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

Government Regulation

At some point, we may be required to file to become a registered investment advisor, but we currently do not expect government regulations or environmental laws to have any material impact on us.

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

Our investor relations department can be contacted at our principal executive office located at our principal office, 123 North College Avenue, Ste 200, Fort Collins, Colorado 80524.  Our telephone number is (970) 212-4770. We do not have a corporate website. We currently have no website.

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

Risks Related to Our Business and Industry

We have a limited operating history. While we have been profitable for our three most recent fiscal year ends, we may never continue to be profitable, and, as a result, we could go out of business.

We were formed as a Colorado business entity in November, 2007. At the present time, we have been profitable during  our three most recent fiscal year ends. We cannot guarantee that we will continue to be profitable, and, as a result, we could go out of business.

We currently rely upon one client for all of our revenues, which means that we could be severally impacted by the loss of the client.

One client in fiscal year 2011 accounted for 100% of our revenues. In fiscal year 2010 this client also accounted for 100% of our revenues. This client is a related party, EastMountain Alternative Energy, LLC. Our revenue projections are subject to greater uncertainty than if we had revenue commitments from a number of clients. We could be materially impacted by the loss of this client. As long as we rely upon one client for a majority of our revenue, could be subject to uncertain revenue results, if we lose this major client. While we have no basis to believe that we will not continue to generate revenue from this client, we cannot assure you that this client or any of our clients, will continue to purchase our products or services in significant volume, or at all.

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

             We began generating revenues in 2008. As of December 31, 2011, we had a cash position of $201,745 and an additional $205,083 in Certificates of Deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2012. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

Competition in the alternative energy industry is intense.

      Our business plan involves acting as a consultant and making investments in alternative energy projects. This business is highly competitive. There are numerous similar companies seeking such investments in the United States of America. Our competitors will have greater financial resources and more expertise in this business. Our ability to develop our business will depend on our ability to successfully develop investments in this highly competitive environment. We cannot guarantee that we will be able to do so successfully.

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

We may be impacted by new regulatory requirements as a result of the passage of the Dodd-Frank Act.

In July, 2010, Congress enacted the Dodd-Frank Act, which instituted major changes in the regulatory regime for public companies, particularly those in the financial sector. At the present time, we do not believe that we will be impacted in a material way by this legislation. However, the implementation of the provisions of the Dodd-Frank Act are subject to regulations which have not yet been written and its statutory provisions have not been the subject of extensive judicial review, so we cannot guarantee that we may not come under its purview at some point in the future and be affected negatively by it.

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

 *    departures of key personnel.

      Of our total outstanding shares as of December 31, 2011, a total of 8,325,000, or approximately 91.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

The shares being offered are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000, exclusive of the value of principal residence, or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets

Issuances of our stock could dilute current shareholders and adversely affect the market price of our common stock, if an active public trading market develops.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 123 North College Avenue, Ste 200, Fort Collins, Colorado 80524, and our telephone number is (970) 212-4770. Our initial office is leased from an unaffiliated third party under a lease for $287 per month.  We own no real estate nor have plans to acquire any real estate.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of December 31, 2011, there were sixty-three record holders of our common stock and there were 9,106,250 shares of our common stock outstanding.

Market Information

A limited public market currently exists for shares of our common stock. We began trading on the Over-the-Counter Bulletin Board under the trading symbol WETM in January, 2009.

        The following table sets forth the high and low closing bid prices of our common stock on for the periods indicated in 2011 and 2010.

	Closing Bid Price
2011	High	Low
First Quarter	$0.36	$0.36
Second Quarter	$0.51	$0.25
Third Quarter	$0.25	$0.25
Fourth Quarter	$1.01	$1.01

	Closing Bid Price
2010	High	Low
First Quarter	$1.00	$0.30
Second Quarter	$1.00	$1.00
Third Quarter	$1.00	$1.00
Fourth Quarter	$0.36	$0.30

  On March 21, 2012, the closing bid price of our common stock in the OTC Bulletin Board was $1.01 per share and we had no trading volume that day.

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

Results of Operations

 For the year ended December 31, 2011 we had revenues of $105,000. In comparison the year ended December 31, 2010 we had revenues of $124,771. All revenues are generated from a related party, EastMountain Alternative Energy, LLC.  Revenues are based upon EastMountain Alternative Energy, LLC’s committed capital and is reduced by both realized and unrealized losses.

For the years ended December 31, 2011 and 2010 operating expenses were $57,454 and $58,767, respectively. We believe that better efficiency in our operations account for this decline in operating expenses. The major component of general and administrative expenses is professional fees.

For the year ended December 31, 2011 we had net income of $38,892.  In comparison for the year ended December 31, 2010 we had net income of $64,860.

  Our ability to maintain profitability and positive cash flow is dependent upon our ability to successfully develop investments and our ability to generate revenues.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $60,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds.

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

Liquidity and Capital Resources.

As of December 31, 2011, we had cash of $201,745 and $205,083 in certificates of deposit.

For the year ended December 31, 2011 net cash provided by operating activities was $44,929 while for the year ended December 31, 2010 net cash provided by operating activities was $69,344.

   For the year ended December 31, 2011 net cash used in investing activities was $427 while for the year ended December 31, 2010 we had net cash used in investing activities of $1,853.

For the years ended December 31, 2011 and December 31, 2010 we had net cash provided by financing activities of $-0-.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2011 and 2010

Statement of Operations for the years ended December 31, 2011 and December 31, 2010

Statement of Changes in Shareholders’ Equity for the years ended December 31, 2011 and December 31, 2010

Statements of Cash Flows for the years ended December 31, 2011 and December 31, 2010

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
WestMountain Alternative Energy, Inc.
Fort Collins, Colorado

We have audited the accompanying balance sheets of WestMountain Alternative Energy, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, shareholders’ equity, and cash flows for each of the years then ended.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2011 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Ehrhardt Keefe Steiner & Hottman PC

March 28, 2012
Fort Collins, Colorado

WestMountain Alternative Energy, Inc.
Balance Sheets

	December 31,	December 31,
	2011	2010
Assets

Cash	$201,745	$157,243
Certificates of deposit	205,083	204,656
Accounts receivable, related party	26,250	31,250
Prepaid expenses and other assets	1,849	4,683
Property and equipment, net	-	630
Deferred tax asset	1,441	1,573
Total assets	$436,368	$400,035

Liabilities and Shareholders' Equity
Liabilities:
Indebtedness to related parties	400	200
Accrued liabilities	10,600	11,511
Accrued income taxes	1,805	3,653
Total liabilities	12,805	15,364

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2011 and 2010
Common stock, $.001 par value; 50,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding 2011 and 2010
Additional paid-in-capital	366,659	366,659
Retained earnings	47,798	8,906
Total shareholders' equity	423,563	384,671
Total liabilities and shareholders' equity	$436,368	$400,035

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statement of Operations
For the years ended December 31, 2011 and 2010

	For the years ended
	December 31,
	2011	2010
Revenue:
Management fees, related parties	$105,000	$124,771
Total Revenue	105,000	124,771

Operating Expenses
Sales, general and administrative expense	57,454	58,767
Total operating expenses	57,454	58,767

Net income from operations	47,546	66,004

Other income/(expense)
Interest income	431	936
Net income before income taxes	47,977	66,940
Provision for income taxes	9,085	2,080
Net income	$38,892	$64,860

Basic and diluted income per share	$0.00	$0.01
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statement of Changes in Shareholders' Equity
For the years ended December 31, 2011 and 2010

	Preferred Stock		Common Stock		Additional	Retained
		Par		Par	Paid-in	Earnings
	Shares	Value	Shares	Value	Capital	(Deficit)	Total
Balance at December 31, 2009	-	$-	9,106,250	$9,106	$366,659	$(55,954)	$319,811

Net income, for the year ended
December 31, 2010	-	-	-	-	-	64,860	64,860

Balance at December 31, 2010	-	$-	9,106,250	$9,106	$366,659	$8,906	$384,671

Net income, for the year ended
December 31, 2011	-	-	-	-	-	38,892	38,892

Balance at December 31, 2011	-	$-	9,106,250	$9,106	$366,659	$47,798	$423,563

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statements of Cash Flows
For the years ended December 31, 2011 and 2010

	For the years ended
	December 31,
	2011	2010

Cash flows from operating activities:
Net income	$38,892	$64,860
Adjustments to reconcile from net loss to net cash used by
operating activities:
Deferred tax expense	132	(1,573)
Depreciation and write off of assets	3,580	3,269
Changes in operating assets and operating liabilities:
Accounts receivable	5,000	(126)
Prepaid expenses and other assets	(116)	(1,500)
Income tax payable	(1,848)	3,653
Indebtedness to related parties and accrued liabilities	(711)	761
Net cash provided by operating activities	44,929	69,344

Cash flows from investing activities:
Purchases of property and equipment	-	(933)
Redemption of (purchases of) certificates of deposit	(427)	(920)
Net cash (used in) investing activities	(427)	(1,853)

Net change in cash	44,502	67,491

Cash, beginning of period	157,243	89,752

Cash, end of period	$201,745	$157,243
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$12,630	$-

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  As of December 31, 2011 and 2010 there were no cash equivalents.

Accounts Receivable
Accounts receivable consists of amounts due from the management fees. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. Management records reasonable allowances to fairly represent accounts receivable amounts that are collectable.  For the years ended December 31, 2011 and 2010, the Company did not consider an allowance for doubtful accounts necessary.

Revenue
The Company generates revenue by earning consulting fees and raising, investing and managing private equity and direct investment funds for high net worth individuals and institutions. Revenue is recognized through management fees based on the size of the funds that are managed and incentive income based on the performance of these funds.

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

Income Taxes
The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Considerable judgment is required in determining when these events may occur and whether recovery of an asset, including the utilization of a net operating loss or other carryforward prior to its expiration, is more likely than not.

WestMountain Alternative Energy, Inc.
Notes to the Financial Statements

(1)    Nature of Organization and Summary of Significant Accounting Policies (continued)

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  The tax years 2007-2011 remain open to examination.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

Fiscal Year-end
The Company operates on a December 31 year-end.

 (2)   Certificates of Deposit

The Company has made it a policy to invest funds over and above the forecasted operating expenses in certificates of deposit.  Certificate of deposits typically have contractual maturities of 90-180 days.

(3)  Property and Equipment

The Company’s property and equipment consists of a computer and related software.  For the year ended December 31, 2011 the Company recorded $219 in depreciation expense and $3,269 for the year ended December 31, 2010. As of December 31, 2011, property and equipment is  fully depreciated.

 (4)  Income Taxes

Income taxes consists of the following:
Provision for taxes
	2011	2010
Current:
Federal	$6,764	$2,760
State	2,189	893
Total current	8,953	3,653
Deferred:
Federal	104	(1,239)
State	28	(334)
Total deferred	132	(1,573)

Income tax expense (benefit)	$9,085	$2,080

WestMountain Alternative Energy, Inc.
Notes to the Financial Statements

(4)  Income Taxes (Continued)

Deferred taxes consists of:
		December 31,
	2011	2010
Deferred tax assets:

Compensation Accruals	$-	$-
Research & Development Credits	-	-
Alternative Minimum Tax Credits	-	-
Bad Deb Reserve	-	-
Prepaid Expenses	(909)	-
Fixed Assets	1,791	1,573
Unrealized Losses	559	-
Interest Payable - Related Party	-	-
Net operating loss carryforwards	-	-
Research & Development Credits	-	-
Alternative Minimum Tax Credits	-	-
Deferred Revenue	-	-
Accumulated OCI	-	-
Other Liabilities	-	-
Total deferred tax asset net	1,441	1,573

Total deferred tax assets	1,441	1,573
Valuation allowance	-	-
Net deferred tax assets	$1,441	$1,573

The expense or benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% to income or loss before income taxes as follows for the years ended:

	2011	2010

U.S. federal income tax expense\(benefit) at statutory rates	7,197	10,041
Permanent differences		-
State income tax expense\(benefit), net of federal impact	1,848	2,634
Other	41	-
Change in valuation allowance		(10,595)
	9,086	2,080

Reconciliation of change in the net deferred tax assets and liabilities:

		2011
Net change in deferred income tax assets and liabilities from the preceeding table:		$(132)
Net change in deferred income tax assets and liabilities associated with Other Comprehensive Income		-

Deferred income tax provision for the period		(132)

WestMountain Alternative Energy, Inc.
Notes to the Financial Statements

(5)    Related Parties

Bohemian Companies, LLC and BOCO Investments, LLC are two companies under common control.  Mr. Klemsz, our President, has been the Chief Investment Officer of BOCO Investments, LLC since March 2007.  Since there is common control between the two companies and a relationship with our Company President, we are considering all transactions with Bohemian Companies, LLC, related party transactions.

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive monthly invoices from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2011, which has been extended to December 31, 2012.  Total expenses incurred with Bohemian Companies were $12,000 for the years ended December 31, 2011 and 2010.  As of December 31, 2011 the Company did not have a balance due to Bohemian Companies, LLC.

For the year ended December 31, 2011 we recorded $105,000 in revenue for management fees charged to EastMountain Alternative Energy, LLC, a related party through its ownership interest in WestMountain Green, LLC.  We earn management fees based on the amount of  funds managed, and incentive income based on the performance of the funds.  As of December 31, 2011 we recorded $26,250 as an accounts receivable that represents the fourth quarter management fees that are due to us from EastMountain Alternative Energy, LLC.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc on March 19, 2010, and is considered to be a related party.  Fees are charged and paid on a quarterly basis.  As of December 31, 2011 an accrual of $400 has been recorded for unpaid services.

 ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of December 31, 2011.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Brian L. Klemsz	53	President, Treasurer, Director
Joni K Troska	52	Secretary

Mr. Klemsz has been the Company’s President, Treasurer, and sole Director since our inception. Since March, 2007, he has been the Chief Investment Officer of BOCO Investments, LLC.  He was President and Chief Investment Officer for GDBA Investments, LLLP, a private investment partnership from May 2000 until February 2007. He is currently also the President, Treasurer, and sole Director of WestMountain Distressed Debt, Inc., and  Chairman, Treasurer, and sole Director of WestMountain Asset Management, Inc., both of which are public companies. He is also a member of the Board of Directors of NexCore Healthcare Capital Corp., a public company and is Chairman of their Board’s audit committee. Mr. Klemsz received a Masters of Science in Accounting and Taxation in 1993 and a Masters of Science in Finance in 1990 from Colorado State University. He received his Bachelor of Science degree from the University of Colorado in 1981.

Ms. Troska has been the Company’s Secretary since March 2010. She was corporate Secretary of CapTerra Financial Group, Inc.(“CPTA”), a public company, now known as NexCore Healthcare Capital Corp., from January 20, 2009. As of August 2009 she was appointed Treasurer and Chief Financial Officer of CPTA.  Prior to 2009 she was Secretary-Treasurer from its inception in April, 2003 until 2005.  She is no longer either an officer or director of CPTA as of October, 2010. She currently serves as corporate Secretary of WestMountain Asset Management, Inc. and WestMountain Distressed Debt, Inc., both public companies. She started SP Business Solutions, a business consulting service, in April, 2002. Prior to that period, she was employed for fourteen years as the General Accounting Manager and financial liaison for software implementations and acquisition integration by Advanced Energy Industries, Inc., a public international electronics manufacturing company, in Fort Collins, Colorado.  While employed by Advanced Energy, she obtained her business degree in July 2001.

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

We have entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for us.  The owner, Ms. Joni Troska, was appointed our corporate Secretary on March 19, 2010 and is considered to be a related party.  Fees are charged and paid on a quarterly basis.  As of December 31, 2011 an accrual of $400 has been recorded for unpaid services. Otherwise, our officers and director are not accruing any compensation pursuant to any agreement with us.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our officers or director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2011, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 9,106,250 common shares were issued and outstanding as of December 31, 2011.

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
   (3)  Mr. Klemsz owns 16.8% of WestMountain Green, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2011, which has been extended and is now ended December 31, 2012.  Total expenses incurred with Bohemian Companies were $12,000 for the year ended December 31, 2011.  As of December 31, 2011 the Company did not have a balance due to Bohemian Companies, LLC.

For the year ended December 31, 2011 we recorded $105,000 in revenue for management fees charged to EastMountain Alternative Energy, LLC, a related party through its ownership interest in WestMountain Green, LLC.  For the year ended December 31, 2010 we recorded $124,771 in revenue for management fees charged to EastMountain Alternative Energy, LLC. We earn management fees based on the size of the funds managed, and incentive income based on the performance of the funds.  As of December 31, 2011 we recorded $26,250 as an accounts receivable that represents the fourth quarter management fees that are due to us from EastMountain Alternative Energy, LLC.

We entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc on March 19, 2010 and is considered to be a related party.  Fees are charged and paid on a quarterly basis.  As of December 31, 2011 an accrual of $400 has been recorded for unpaid services.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm, Ehrhardt Keefe Steiner & Hottman, P.C., Certified Public Accountants billed an aggregate of $15,400 for the year ended December 31, 2011 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports. Ehrhardt Keefe Steiner & Hottman, P.C., billed an aggregate of $11,350 for the year ended December 31, 2010 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports.

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

            * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
          ** Previously filed with Form 10-KSB Registration Statement, February 29, 2008

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2012.

WESTMOUNTAIN ALTERNATIVE ENERGY, INC.

By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: March 28, 2012	By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Director