Form 10-Q
period 2012-03-31
WestMountain Alternative Energy Inc
filed 2012-05-11
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2012

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 31, 2012, was 9,106,250.

FORM 10-Q
WestMountain Alternative Energy, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Alternative Energy, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Alternative Energy, Inc.
Balance Sheets
	(Unaudited)
	March 31,	December 31,
	2012	2011
Assets

Cash	$209,055	$201,745
Certificates of deposit	205,142	205,083
Accounts receivable, related party	26,250	26,250
Prepaid expenses and other assets	474	1,849
Deferred tax asset	2,211	1,441
Total assets	$443,132	$436,368

Liabilities and Shareholders' Equity
Liabilities:
Indebtedness to related parties	700	400
Accrued liabilities	4,700	10,600
Accrued income taxes	1,379	1,805
Total liabilities	6,779	12,805

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2011 and 2010
Common stock, $.001 par value; 50,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding 2011 and 2010
Additional paid-in-capital	366,659	366,659
Retained earnings	60,588	47,798
Total shareholders' equity	436,353	423,563
Total liabilities and shareholders' equity	$443,132	$436,368

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statement of Operations (Unaudited)
For the quarters ended March 31, 2012 and 2011

	For the three months ended
	March 31,
	2012	2011
Revenue:
Management fees, related parties	$26,250	$31,250
Total Revenue	26,250	31,250

Operating Expenses
Sales, general and administrative expense	10,483	10,159
Total operating expenses	10,483	10,159

Net income from operations	15,767	21,091

Other income/(expense)
Interest income	60	134
Net income before income taxes	15,827	21,225
Provision for income taxes	3,037	4,894
Net income	$12,790	$16,331

Basic and diluted income per share	$0.00	$0.00
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statements of Cash Flows (Unaudited)
For the quarters ended March 31, 2012 and 2011

	For the three months ended
	March 31,
	2012	2011

Cash flows from operating activities:
Net income	$12,790	$16,331
Adjustments to reconcile net loss to net cash used by
operating activities:
Deferred tax expense (benefit)	(770)	56
Depreciation and write off of assets	-	444
Changes in operating assets and operating liabilities:
Accounts receivable	-	-
Prepaid expenses and other assets	1,375	(205)
Income tax payable	(426)	638
Indebtedness to related parties and accrued liabilities	(5,600)	(6,731)
Net cash provided by operating activities	7,369	10,533

Cash flows from investing activities:
Purchases of property and equipment	-	-
Proceeds from and (payments for) certificates of deposit	(59)	(133)
Net cash (used in) investing activities	(59)	(133)

Net change in cash	7,310	10,400

Cash, beginning of period	201,745	157,243

Cash, end of period	$209,055	$167,643
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$4,250	$4,200

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

The accompanying interim financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2011 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. At March 31, 2012 and December 31, 2011, the Company had no cash equivalents.

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

 On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement. We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices monthly from Bohemian Companies, LLC. This Service Agreement expires on December 31, 2012.  Total expenses incurred with Bohemian Companies were $3,000 for each of the quarters ended March 31, 2012 and 2011. As of March 31, 2012 the Company had no balance due to Bohemian Companies, LLC.

WestMountain Alternative Energy, Inc.
Notes to the Financial Statements
(Unaudited)

We earn management fees based on the size of the funds managed, and incentive income based on the performance of the funds. For the three months ended March 31, 2012 and 2011, we recorded $26,250 and $31,250, respectively in revenue for management fees charged to EastMountain Alternative Energy, LLC, a related party through its ownership interest in WestMountain Green, LLC. As of March 31, 2011 and 2011, we recorded $26,250 as an account receivable that represents the first quarter management fees that are due to us from EastMountain Alternative Energy, LLC. We received payment for the current receivable in April 2012.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc on March 19, 2010, and is considered to be a related party. As of March 31, 2011 an accrual of $700 has been recorded for unpaid services.

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement matures on December 31, 2012.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarter ended March 31, 2012 and March 31, 2011.  We had revenues of $26,250 for the quarter ended March 31, 2012, compared to $31,250 for the quarter ended March 31, 2011.

Operating expenses, consisting primarily of selling, general and administrative costs were $10,483 for the quarter ended March 31, 2012, compared to $10,159 for the quarter ended March 31, 2011. Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees to be as significant in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net profit of $12,790 for the quarter ended March 31, 2012, compared to a net profit of $16,331 for the quarter ended March 31, 2011.

Liquidity and Capital Resources

Our cash on March 31, 2012 was $209,055, compared to cash on December 31, 2011 of $201,745. We had $205,142 and $205,083 in certificates of deposit as of March 31, 2012 and December 31, 2011.

Cash flows provided by operating activities were $7,369 for the three months ended March 31, 2012 compared to cash flows provided by operating activities of $10,533 for the three months ended March 31, 2011.

Net cash used in investing activities was $59 for the three months ended March 31, 2012, compared to $133 for the three months ended March 31, 2011.

Cash flows provided by financing activities were $-0- for the three months ended March 31, 2012 and 2011.

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

       In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop alternative energy investments and, consequently, increase our revenues. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

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

One client in fiscal year 2012 accounted for 100% of our revenues. In fiscal year 2011 this client also accounted for 100% of our revenues. This client is a related party, EastMountain Alternative Energy, LLC. Our revenue projections are subject to greater uncertainty than if we had revenue commitments from a number of clients. We could be materially impacted by the loss of this client. As long as we rely upon one client for a majority of our revenue, could be subject to uncertain revenue results, if we lose this major client. While we have no basis to believe that we will not continue to generate revenue from this client, we cannot assure you that this client or any of our clients, will continue to purchase our products or services in significant volume, or at all.

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

             We began generating revenues in 2008. As of March 31, 2012, we had a cash position of $209,055 and an additional $205,142 in Certificates of Deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2012. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

            * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
    ** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended March 31, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized  May 10, 2012.

WEST MOUNTAIN ALTERNATIVE ENERGY, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)