Form 10-Q
period 2012-06-30
WestMountain Alternative Energy Inc
filed 2012-08-14
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2012

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, August 1, 2012, was 9,106,250.

FORM 10-Q
WestMountain Alternative Energy, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Alternative Energy, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Alternative Energy, Inc.
Balance Sheets
	(Unaudited)
	June 30,		December 31,
	2012		2011
Assets

Cash	$196,056		$201,745
Certificates of deposit	205,193		205,083
Accounts receivable, related party	52,500		26,250
Prepaid expenses and other assets	370		1,849
Deferred tax asset	2,180		1,441
Total assets	$456,299	,	$436,368

Liabilities and Shareholders' Equity
Liabilities:
Indebtedness to related parties	400		400
Accrued liabilities	5,400		10,600
Accrued income taxes	3,812		1,805
Total liabilities	9,612		12,805

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-		-
-0- shares issued and outstanding for 2012 and 2011
Common stock, $.001 par value; 50,000,000 shares authorized,	9,106		9,106
9,106,250 shares issued and outstanding 2012 and 2011
Additional paid-in-capital	366,659		366,659
Retained earnings	70,922		47,798
Total shareholders' equity	446,687		423,563
Total liabilities and shareholders' equity	$456,299		$436,368

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statement of Operations (Unaudited)
For the three months ended June 30, 2012 and 2011
and for the six months ended June 30, 2012 and 2011

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
Management fees, related parties	$26,250	$31,250	$52,500	$62,500
Total Revenue	26,250	31,250	52,500	62,500

Operating Expenses
Sales, general and administrative expense	13,504	11,482	23,986	21,643
Total operating expenses	13,504	11,482	23,986	21,643

Net income from operations	12,746	19,768	28,514	40,857

Other income/(expense)
Interest income	52	117	111	251
Net income before income taxes	12,798	19,885	28,625	41,108
Provision for income taxes	2,464	4,335	5,501	9,229
Net income	$10,334	$15,550	$23,124	$31,879

Basic and diluted income per share	$0.00	$0.00	$0.00	$0.00
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250	9,106,250	9,106,250

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2012 and 2011

	For the six months ended
	June 30,
	2012	2011

Cash flows from operating activities:
Net income	$23,124	$31,879
Adjustments to reconcile net loss to net cash used by
operating activities:
Deferred tax expense (benefit)	(739)	309
Depreciation and write off of assets	-	630
Changes in operating assets and operating liabilities:
Accounts receivable	(26,250)	-
Prepaid expenses and other assets	1,479	(3,873)
Income tax payable	2,007	4,720
Indebtedness to related parties and accrued liabilities	(5,200)	(7,010)
Net cash (used in) provided by operating activities	(5,579)	26,655

Cash flows from investing activities:
Purchases of property and equipment	-	-
Proceeds from and (payments for) certificates of deposit	(110)	(249)
Net cash (used in) investing activities	(110)	(249)

Net change in cash	(5,689)	26,406

Cash, beginning of period	201,745	157,243

Cash, end of period	$196,056	$183,649
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$4,250	$4,200

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

Unaudited Interim Condensed Financial Statements
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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. At June 30, 2012 and December 31, 2011, the Company had no cash equivalents.

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

(2) Related Parties

Bohemian Companies, LLC and BOCO Investments, LLC are two companies under common control. Mr. Klemsz, our President, has been the Chief Investment Officer of BOCO Investments, LLC since March 2007. Since there is common control between the two companies and a relationship with our Company President, we are considering all transactions with Bohemian Companies, LLC and BOCO Investments, LLC, to be related party transactions.

 On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement. We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices monthly from Bohemian Companies, LLC. This Service Agreement expires on December 31, 2012.  Total expenses incurred with Bohemian Companies were $3,000 for each of the two quarters in the period ended June 30, 2012 and 2011. As of June 30, 2012 the Company had no balance due to Bohemian Companies, LLC.

WestMountain Alternative Energy, Inc.
Notes to the Financial Statements
(Unaudited)

We earn management fees based on the size of the funds managed, and incentive income based on the performance of the funds. For the three months ended June 30, 2012 and 2011, we recorded $26,250 and $31,250, respectively in revenue for management fees charged to EastMountain Alternative Energy, LLC, a related party through its ownership interest in WestMountain Green, LLC. As of June 30, 2012 and 2011, we recorded $52,500 as an account receivable that represents the first and second quarter management fees that are due to us from EastMountain Alternative Energy, LLC. We received payment for the first quarter fees in July 2012.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc on March 19, 2010, and is considered to be a related party. Total expenses incurred with SP were $400 for each of the two quarters in the period ended June 30, 2012 and 2011.As of June 30, 2011 an accrual of $400 has been recorded for unpaid services.

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

Results of Operations

The following discussion involves our results of operations for the quarter ended June 30, 2012, for the quarter ended June 30, 2011 and for the six months ended June 30, 2012 and 2011.

We had net income of $12,798 for the quarter ended June 30, 2012, compared to net income of $15,550 for the quarter ended June 30, 2011.  We had net income of $25,588 for the six months ended June 30, 2012, compared to net income of $31,879 for the six months ended June 30, 2011.

Liquidity and Capital Resources

Our cash or cash equivalents on June 30, 2012 were $196,056.  We had an additional amount of $205,193 in Certificates of Deposit.

Cash flows used in operating activities were $5,579 for the six months ended June 30, 2012, compared to cash flows provided by operating activities of $26,655 for the six months ended June 30, 2011.

Net cash used in investing activities was $110 for the six months ended June 30, 2012, compared to $249 for the six months ended June 30, 2011.

Cash flows provided by financing activities were $-0- for the six months ended June 30, 2012 and June 30, 2011.

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

               Our principal source of liquidity is our cash flow generated from our operations. Our business activity is closely tied to the U.S. economy. Our ability to maintain profitability and positive cash flow is dependent upon our ability to successfully develop alternative energy investments, provide consulting to related parties with respect to their investments in alternative energy projects. and our ability to generate revenues.

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

             We began generating revenues in 2008. As of June 30, 2012, we had a cash position of $196,056 and an additional $205,193 in Certificates of Deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2012. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

            * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
 ** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended June 30, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized  August 14, 2012.

WEST MOUNTAIN ALTERNATIVE ENERGY, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)