Form 10-Q
period 2012-09-30
WestMountain Alternative Energy Inc
filed 2012-11-01
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2012

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, September30, 2012, was 9,106,250.

FORM 10-Q
WestMountain Alternative Energy, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Alternative Energy, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Alternative Energy, Inc.
Balance Sheets
	(Unaudited)
	September 30,	December 31,
	2012	2011
Assets

Cash	$222,690	$201,745
Certificates of deposit	205,245	205,083
Accounts receivable, related party	19,661	26,250
Income tax receivable	6,134	-
Prepaid expenses and other assets	503	1,849
Deferred tax asset	1,625	1,441
Total assets	$455,858	$436,368

Liabilities and Shareholders' Equity
Liabilities:
Indebtedness to related parties	$-	$400
Accrued liabilities	8,800	10,600
Accrued income taxes	-	1,805
Total liabilities	8,800	12,805

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2012 and 2011
Common stock, $.001 par value; 50,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding 2012 and 2011
Additional paid-in-capital	366,659	366,659
Retained earnings	71,293	47,798
Total shareholders' equity	447,058	423,563
Total liabilities and shareholders' equity	$455,858	$436,368

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statement of Operations (Unaudited)
For the three months ended September 30, 2012 and 2011
and for the nine months ended September 30, 2012 and 2011

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
Management fees, related parties	$13,072	$11,250	$65,572	$73,750
Total revenue	13,072	11,250	65,572	73,750

Operating Expenses
Sales, general and administrative expense	12,775	13,269	36,761	34,912
Total operating expenses	12,775	13,269	36,761	34,912

Net income(loss) from operations	297	(2,019)	28,811	38,838

Other income/(expense)
Interest income	53	99	164	350
Net income before income taxes	350	(1,920)	28,975	39,188
Provision for income taxes	(21)	(1,808)	5,480	7,421
Net income (loss)	$371	$(112)	$23,495	$31,767

Basic and diluted income per share	$0.00	$(0.00)	$0.00	$0.00
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250	9,106,250	9,106,250

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2012 and 2011

	For the nine months ended
	September 30,
	2012	2011

Cash flows from operating activities:
Net income	$23,495	$31,767
Adjustments to reconcile net income to net cash used by
operating activities:
Deferred tax expense (benefit)	(184)	331
Depreciation and write off of assets	-	630
Changes in operating assets and operating liabilities:
Accounts receivable	6,589	10,000
Income tax receivable	(6,134)
Prepaid expenses and other assets	1,346	(1,466)
Income tax payable	(1,805)	2,890
Indebtedness to related parties and accrued liabilities	(2,200)	(8,311)
Net cash provided by operating activities	21,107	35,841

Cash flows from investing activities:
Purchases of property and equipment	-	-
Payments for certificates of deposit	(162)	(348)
Net cash (used in) investing activities	(162)	(348)

Net change in cash	20,945	35,493

Cash, beginning of period	201,745	157,243

Cash, end of period	$222,690	$192,736
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$24,420	$4,200

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. At September 30, 2012 and December 31, 2011, the Company had no cash equivalents.

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement. We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices monthly from Bohemian Companies, LLC. This Service Agreement expires on December 31, 2012.  Total expenses incurred with Bohemian Companies were $3,000 for each of the three quarters in the period ended September 30, 2012 and 2011. As of September 30, 2012 the Company had no balance due to Bohemian Companies, LLC.

WestMountain Alternative Energy, Inc.
Notes to the Financial Statements
(Unaudited)

We earn management fees based on the size of the funds managed, and incentive income based on the performance of the funds. For the three months ended September 30, 2012 and 2011, we recorded $13,072 and $11,250, respectively in revenue for management fees charged to EastMountain Alternative Energy, LLC, a related party through its ownership interest in WestMountain Green, LLC. As of September 30, 2012, we recorded $19,661 as an account receivable that represents third quarter management fees that are due to us from EastMountain Alternative Energy, LLC.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc on March 19, 2010, and is considered to be a related party. Total expenses incurred with SP were $400 for each of the two quarters in the period ended September 30, 2012 and 2011. As of September 30, 2011 an accrual of $400 has been recorded for unpaid services.

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

Results of Operations

The following discussion involves our results of operations for the quarter ended September 30, 2012, for the quarter ended September 30, 2011 and for the nine months ended September 30, 2012 and 2011.

We had revenues of $13,072 for the quarter ended September 30, 2012, compared to $11,250 for the quarter ended September 30, 2011. We had $65,572 for the nine months ended September 30, 2012, compared to $73,750 for the nine months ended September 30, 2011.

Operating expenses, consisting primarily of selling, general and administrative costs were $12,775 for the quarter ended September 30, 2012, compared to $13,269 for the quarter ended September 30, 2011.  Selling, general and administrative costs were $36,761 for the nine months ended September 30, 2012, compared to $34,912 for the nine months ended September 30, 2011.  Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees or contract services to increase significantly in the near future.

We had net income of $371 for the quarter ended September 30, 2012, compared to net loss of $112 for the quarter ended September 30, 2011.  We had net income of $23,495 for the nine months ended September 30, 2012, compared to net income of $31,767 for the nine months ended September 30, 2011.

Liquidity and Capital Resources

Our cash on September 30, 2012 were $222,690.  We had an additional amount of $205,245 in Certificates of Deposit.

Cash flows provided by operating activities were $21,107 for the nine months ended September 30, 2012, compared to $35,841 for the nine months ended September 30, 2011.

Net cash used in investing activities was $162 for the nine months ended September 30, 2012, compared to $348 for the nine months ended September 30, 2011.

Cash flows provided by financing activities were $-0- for the nine months ended September 30, 2012 and September 30, 2011.

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

             We began generating revenues in 2008. As of September 30, 2012, we had a cash position of $222,690 and an additional $205,245 in Certificates of Deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2012. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

            * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
 ** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended September 30, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized  November 1, 2012.

WEST MOUNTAIN ALTERNATIVE ENERGY, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)