Form 10-K
period 2012-12-31
WestMountain Alternative Energy Inc
filed 2013-02-27
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2012

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

As of  February 15, 2013, the registrant had outstanding 9,106,250 common shares. State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $965,813.

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

PART I

Item 1. DESCRIPTION OF BUSINESS.

Narrative Description of the Business

We plan to make early stage investments that will bring alternative energy technologies to commercialization and then actively manage these investments. We plan to generate management fees based on the size of the investments that we oversee and incentive income based on the performance of these investments.  We also currently provide consulting to related parties with respect to their investments in alternative energy projects.

As to our investments, we will not limit ourselves to any single area of alternative energy. We will look at any and all forms of alternative energy. We actively screen investments with emphasis towards finding opportunities with potential for long term success.

Operations

We act as a consultant  with respect to client investments in alternative energy projects. We can perform due diligence and ongoing research and evaluation with respect to projects on a fee basis. We are currently generating revenues as a consultant.

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

     For the last three fiscal years, our operations have been profitable. Based upon our profitability, we could operate at our present level indefinitely. To date, we have had no discussions with possible acquisition candidates nor have we any intention of doing so.

     We operate out of one office in Colorado. We have no specific plans at this point for additional offices.  On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC  who performs services on our behalf. We receive monthly invoices from Bohemian Companies, LLC. This Service Agreement was for the term of one year, ending December 31, 2012 but was extended until December 31, 2013.

Markets

We believe that the primary reason that clients would procure services from us rather than competitors would be the existing relationships that we possess and can develop. We believe that client loyalty and satisfaction can be the basis for success in this business. Therefore, we plan to develop and expand on already existing relationships to develop a competitive edge. We utilize the expertise of our principal officer to market our proprietary investment screening process business.

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

We were formed as a Colorado business entity in November, 2007. At the present time, we have been profitable during our three most recent fiscal year ends. We cannot guarantee that we will continue to be profitable. If we do not continue to be profitable, we could go out of business.

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

We have a limited operating history. An investor has no frame of reference to evaluate our future business prospects.  This makes it difficult, if not impossible, to evaluate us as an investment. An investor could lose his entire investment if our future business prospects do not result in our sustaining our current profitability.

 If we do not generate adequate revenues to finance our operations, our business may fail.

We began generating revenues in 2008. As of December 31, 2012, we had a cash position of $207,386 and an additional $205,296 in Certificates of Deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2013. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

We have only operated as a public company since January, 2009. We trade on the OTC Bulletin Board under the trading symbol WETM. Thus, we have limited experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate successfully as a public company could be the basis of your losing your entire investment in us.

We may be required to register under the Investment Company Act of 1940, or the Investment Advisors Act, which could increase the regulatory burden on us and could negatively affect the price and trading of our securities.

         Because our proposed business involves, in part, the identification, acquisition and development of alternative energy investments, we may be required to register as an investment company under the Investment Company Act of 1940 or the Investment Advisors Act and analogous state law. While we believe that we are currently either not an investment company or an investment advisor or are exempt from registration as an investment company under the Investment Company Act of 1940 or the Investment Advisors Act and analogous state law, either the SEC or state regulators, or both, may disagree and could require registration either immediately or at some point in the future. As a result, there could be an increased regulatory burden on us which could negatively affect the price and trading of our securities.

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

 *    departures of key personnel.

        Of our total outstanding shares as of December 31, 2012, a total of 8,325,000, or approximately 91.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 123 North College Avenue, Ste 200, Fort Collins, Colorado 80524, and our telephone number is (970) 212-4770. Our office is leased from an unaffiliated third party under a lease for $317 per month.  We own no real estate nor have plans to acquire any real estate.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of December 31, 2012, there were sixty-two record holders of our common stock and there were 9,106,250 shares of our common stock outstanding.

Market Information

A limited public market currently exists for shares of our common stock. We began trading on the Over-the-Counter Bulletin Board under the trading symbol WETM in January, 2009.

           The following table sets forth the high and low closing bid prices of our common stock on for the periods indicated in 2012 and 2011.

	Closing Bid Price
2012	High	Low
First Quarter	$1.01	$1.01
Second Quarter	$1.01	$1.01
Third Quarter	$1.01	$1.01
Fourth Quarter	$1.01	$1.01

	Closing Bid Price
2011	High	Low
First Quarter	$0.36	$0.36
Second Quarter	$0.51	$0.25
Third Quarter	$0.25	$0.25
Fourth Quarter	$1.01	$1.01

          On January 28, 2013, the closing bid price of our common stock in the OTC Bulletin Board was $1.01 per share and we had no trading volume that day.

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

Stock Transfer Agent

        The stock transfer agent for our securities is Corporate Stock Transfer of Denver, Colorado.  Their address is 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. Their phone number is (303) 282-4800.

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

Results of Operations

For the year ended December 31, 2012 we had revenues of $85,123. In comparison the year ended December 31, 2011 we had revenues of $105,000. All revenues are generated from a related party, EastMountain Alternative Energy, LLC.  Revenues are based upon EastMountain Alternative Energy, LLC’s committed capital and is reduced by both realized and unrealized losses.

For the years ended December 31, 2012 and 2011 operating expenses were $58,683 and $57,454, respectively. The major component of general and administrative expenses is professional fees.

For the year ended December 31, 2012 we had net income of $21,613.  In comparison for the year ended December 31, 2011 we had net income of $38,892.

  Our ability to maintain profitability and positive cash flow is dependent upon our ability our ability to generate revenues, and to a lesser extent, to successfully develop investments.

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

Liquidity and Capital Resources.

As of December 31, 2012, we had cash of $207,386 and $205,296 in certificates of deposit.

For the year ended December 31, 2012 net cash provided by operating activities was $5,854 while for the year ended December 31, 2011 net cash provided by operating activities was $44,929.

   For the year ended December 31, 2012 net cash used in investing activities was $213 while for the year ended December 31, 2011 we had net cash used in investing activities of $427.

For the years ended December 31, 2012 and December 31, 2011 we had net cash provided by financing activities of $-0-.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we currently have sufficient revenue within our present organizational structure and resources to be profitable in our operations. We do not anticipate needing to raise additional capital resources in the next twelve months.

Our principal source of liquidity is our operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the U.S. economy. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop alternative energy investments and our ability to generate revenues.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
WestMountain Alternative Energy, Inc.
Fort Collins, Colorado

We have audited the accompanying balance sheets of WestMountain Alternative Energy, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related statements of operations, shareholders’ equity, and cash flows for each of the years then ended.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP
EKS&H LLLP

March 28, 2013
Fort Collins, Colorado

WestMountain Alternative Energy, Inc.
Balance Sheets

	December 31,	December 31,
	2012	2011
Assets

Cash	$207,386	$201,745
Certificates of deposit	205,296	205,083
Accounts receivable, related party	39,212	26,250
Income tax receivable	6,621	-
Prepaid expenses and other assets	86	1,849
Deferred tax asset	1,575	1,441
Total assets	$460,176	$436,368

Liabilities and Shareholders' Equity
Liabilities:
Indebtedness to related parties	800	400
Accrued liabilities	14,200	10,600
Accrued income taxes	-	1,805
Total liabilities	15,000	12,805

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2012 and 2011
Common stock, $.001 par value; 50,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding 2012 and 2011
Additional paid-in-capital	366,659	366,659
Retained earnings	69,411	47,798
Total shareholders' equity	445,176	423,563
Total liabilities and shareholders' equity	$460,176	$436,368

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statement of Operations
For the years ended December 31, 2012 and 2011

	For the years ended
	December 31,
	2012	2011
Revenue:
Management fees, related parties	$85,123	$105,000
Total revenue	85,123	105,000

Operating Expenses
Sales, general and administrative expense	58,683	57,454
Total operating expenses	58,683	57,454

Net income(loss) from operations	26,440	47,546

Other income/(expense)
Interest income	216	431
Net income before income taxes	26,656	47,977
Provision for income taxes	5,043	9,085
Net income (loss)	$21,613	$38,892

Basic and diluted income per share	$0.00	$0.00
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statement of Changes in Shareholders' Equity
For the period December 31, 2010 through December 31, 2012

	Preferred Stock		Common Stock		Additional
		Par		Par	Paid-in	Retained
	Shares	Value	Shares	Value	Capital	Earnings	Total
Balance at December 31, 2010	-	$-	9,106,250	$9,106	$366,659	$8,906	$384,671

Net income, for the year ended
December 31, 2011	-	-	-	-	-	38,892	38,892

Balance at December 31, 2011	-	$-	9,106,250	$9,106	$366,659	$47,798	$423,563

Net income, for the year ended
December 31, 2012	-	-	-	-	-	21,613	21,613

Balance at December 31, 2012	-	$-	9,106,250	$9,106	$366,659	$69,411	$445,176

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statements of Cash Flows
For the years ended December 31, 2012 and 2011

	For the years ended
	December 31,
	2012	2011

Cash flows from operating activities:
Net income	$21,613	$38,892
Adjustments to reconcile net income to net cash used by
operating activities:
Deferred tax expense (benefit)	(134)	132
Depreciation and write off of assets	-	3,580
Changes in operating assets and operating liabilities:
Accounts receivable, related party	(12,962)	5,000
Income tax receivable	(6,621)
Prepaid expenses and other assets	1,763	(116)
Income tax payable	(1,805)	(1,848)
Indebtedness to related parties and accrued liabilities	4,000	(711)
Net cash provided by operating activities	5,854	44,929

Cash flows from investing activities:
Purchases of property and equipment	-	-
Payments for certificates of deposit	(213)	(427)
Net cash (used in) investing activities	(213)	(427)

Net change in cash	5,641	44,502

Cash, beginning of period	201,745	157,243

Cash, end of period	$207,386	$201,745
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$13,620	$12,630

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  As of December 31, 2012 and 2011 there were no cash equivalents.

Accounts Receivable
Accounts receivable consists of amounts due from the management fees. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. Management records reasonable allowances to fairly represent accounts receivable amounts that are collectable.  For the years ended December 31, 2012 and 2011, the Company did not consider an allowance for doubtful accounts necessary.

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

WestMountain Alternative Energy, Inc.
Notes to the Financial Statements
(Unaudited)

(1)    Nature of Organization and Summary of Significant Accounting Policies (continued)

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  The tax years 2007-2012 remain open to examination.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

Fiscal Year-end
The Company operates on a December 31 year-end.

Subsequent Events
The Company has evaluated all subsequent events through the auditors’ report date, which is the date the financial statements were available for issuance.

(2)   Certificates of Deposit

The Company has made it a policy to invest funds over and above the forecasted operating expenses in certificates of deposit.  Certificate of deposits typically have contractual maturities of 90-180 days.

(3)  Property and Equipment

The Company’s property and equipment consists of a computer and related software.  For the year ended December 31, 2012 the Company recorded $-0- in depreciation expense and $219 for the year ended December 31, 2011. As of December 31, 2012, property and equipment has been fully depreciated.

(4)  Income Taxes

Income taxes consists of the following:

Provision for taxes
	2012	2011
Current:
Federal	$3,910	$6,764
State	1,267	2,189
Total current	5,177	8,953
Deferred:
Federal	(105)	104
State	(29)	28
Total deferred	(134)	132

Income tax expense (benefit)	$5,043	$9,085

WestMountain Alternative Energy, Inc.
Notes to the Financial Statements
(Unaudited)

(4)  Income Taxes (Continued)

Deferred taxes consists of:
	December 31,
	2012	2011
Deferred tax assets:

Prepaid Expenses	$(16)	$(909)
Fixed Assets	1,591	1,791
Unrealized Losses	-	559
Total deferred tax assets	1,575	1,441
Valuation allowance	-	-
Net deferred tax assets	$1,575	$1,441

The expense or benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% to income or loss before income taxes as follows for the years ended:

	2012	2011

U.S. federal income tax expense\(benefit) at statutory rates	3,999	7,197
Permanent differences	2	-
State income tax expense\(benefit), net of federal impact	1,048	1,848
Other	(6)	40
Change in valuation allowance	-	-
	5,043	9,085

Reconciliation of change in the net deferred tax assets and liabilities:

2012
Net change in deferred income tax assets and liabilities from the preceeding table:	$(134)
Net change in deferred income tax assets and liabilities associated with Other Comprehensive Income	-

Deferred income tax benefit for the period	(134)

WestMountain Alternative Energy, Inc.
Notes to the Financial Statements
(Unaudited)

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC, to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement. We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf.

This Service Agreement was for the term of one year, ending December 31, 2009 but has been extended to December 31, 2013. Total expenses incurred with Bohemian Companies were $12,000 each for the years ended December 31, 2012 and 2011.  As of December 31, 2012 the Company had no balance due to Bohemian Companies, LLC.

For the year ended December 31, 2012, we recorded $85,123 in revenue for management fees charged to EastMountain Alternative Energy, Inc., a related party through its ownership interest in WestMountain Green, LLC. We earn management fees based on the amount of funds managed, and incentive income based on the performance of the funds. As of December 31, 2012 we recorded $39,212 as an accounts receivable that represents the third and fourth quarter management fees that are due to us from EastMountain Alternative Energy, LLC. As of January 2013, the third quarter fees were paid in full.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc. on March 19, 2010, and is considered to be a related party.  As of December 31, 2012, an accrual of $800 has been recorded for unpaid services.

 ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of December 31, 2012.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Brian L. Klemsz	54	President, Treasurer, Director
Joni K Troska	53	Secretary

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

Ms. Troska has been the Company’s Secretary since March 2010. She was corporate Secretary of CapTerra Financial Group, Inc. (“CPTA”), a public company, now known as NexCore Healthcare Capital Corp., from January 20, 2009 to September 29, 2010. As of August 2009 she was appointed Treasurer and Chief Financial Officer of CPTA.  Prior to 2009 she was Secretary-Treasurer from its inception in April, 2003 until 2005.  She is no longer either an officer or director of CPTA as of October, 2010. She currently serves as corporate Secretary of WestMountain Asset Management, Inc. and WestMountain Distressed Debt, Inc., both public companies. She started SP Business Solutions, a business consulting service, in April, 2002. Prior to that period, she was employed for fourteen years as the General Accounting Manager and financial liaison for software implementations and acquisition integration by Advanced Energy Industries, Inc., a public international electronics manufacturing company, in Fort Collins, Colorado.  While employed by Advanced Energy, she obtained her business degree in July 2001.

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

           We have entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for us.  The owner, Ms. Joni Troska, was appointed our corporate Secretary on March 19, 2010 and is considered to be a related party.  Fees are charged and paid on a quarterly basis.  As of December 31, 2012 an accrual of $800 has been recorded for unpaid services. Otherwise, our officers and director are not accruing any compensation pursuant to any agreement with us.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our officers or director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

   The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2012, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 9,106,250 common shares were issued and outstanding as of December 31, 2012.

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
   (3)  Mr. Klemsz owns 16.8% of WestMountain Green, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement was for the term of one year, ending December 31, 2012, which has been extended until December 31, 2013.  Total expenses incurred with Bohemian Companies were $12,000 for the year ended December 31, 2012.  As of December 31, 2012 the Company did not have a balance due to Bohemian Companies, LLC.

For the year ended December 31, 2012, we recorded $85,123 in revenue for management fees charged to EastMountain Alternative Energy, Inc., a related party through its ownership interest in WestMountain Green, LLC. We earn management fees based on the amount of funds managed, and incentive income based on the performance of the funds. As of December 31, 2012 we recorded $39,212 as an accounts receivable that represents the third and fourth quarter management fees that are due to us from EastMountain Alternative Energy, LLC. As of January 2013, the third quarter fees were paid in full.

We entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc on March 19, 2010 and is considered to be a related party.  Fees are charged and paid on a quarterly basis.  As of December 31, 2012 an accrual of $800 has been recorded for unpaid services.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm, EKS&H LLLP, Certified Public Accountants billed an aggregate of $13,915 for the year ended December 31, 2012 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports. EKS&H LLLP, billed an aggregate of $15,400 for the year ended December 31, 2011 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(a)               (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
10.1**	Service Agreement With Bohemian Companies, LLC
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906
101	XBRL Exhibits

            * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
          ** Previously filed with Form 10-KSB Registration Statement, February 29, 2008

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2013.

WESTMOUNTAIN ALTERNATIVE ENERGY, INC.

By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: February 27, 2013	By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Director