Form 10-Q
period 2013-03-31
WestMountain Alternative Energy Inc
filed 2013-05-10
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  March 31, 2013
[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, April 30, 2013, was 9,106,250.

FORM 10-Q
WestMountain Alternative Energy, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Alternative Energy, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Alternative Energy, Inc.
Balance Sheets
	(Unaudited)
	March 31,	December 31,
	2013	2012
Assets

Cash	$218,793	$207,386
Certificates of deposit	205,346	205,296
Accounts receivable, related party	19,500	39,212
Income tax receivable	7,187	6,621
Prepaid expenses and other assets	403	86
Deferred tax asset	1,470	1,575
Total assets	$452,699	$460,176

Liabilities and Shareholders' Equity
Liabilities:
Indebtedness to related parties	1,500	800
Accrued liabilities	8,000	14,200
Total liabilities	9,500	15,000

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2013 and 2012
Common stock, $.001 par value; 50,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding 2013 and 2012
Additional paid-in-capital	366,659	366,659
Retained earnings	67,434	69,411
Total shareholders' equity	443,199	445,176
Total liabilities and shareholders' equity	$452,699	$460,176

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statement of Operations (Unaudited)
For the three months ended March 31, 2013 and 2012

	For the three months ended
	March 31,
	2013	2012
Revenue:
Management fees, related parties	$19,363	$26,250
Total revenue	19,363	26,250

Operating Expenses
Sales, general and administrative expense	21,852	10,483
Total operating expenses	21,852	10,483

Net income(loss) from operations	(2,489)	15,767

Other income/(expense)
Interest income	51	60
Net income before income taxes	(2,438)	15,827
Provision for income taxes	(461)	3,037
Net income (loss)	$(1,977)	$12,790

Basic and diluted income per share	$(0.00)	$0.00
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2013 and 2012

	For the three months ended
	March 31,
	2013	2012

Cash flows from operating activities:
Net income	$(1,977)	$12,790
Adjustments to reconcile net income to net cash used by
operating activities:
Deferred tax expense (benefit)	105	(770)
Changes in operating assets and operating liabilities:
Accounts receivable, related party	19,712	-
Income tax receivable	(566)	-
Prepaid expenses and other assets	(317)	1,375
Income tax payable	-	(426)
Indebtedness to related parties and accrued liabilities	(5,500)	(5,600)
Net cash provided by operating activities	11,457	7,369

Cash flows from investing activities:
Payments for certificates of deposit	(50)	(59)
Net cash (used in) investing activities	(50)	(59)

Net change in cash	11,407	7,310

Cash, beginning of period	207,386	201,745

Cash, end of period	$218,793	$209,055
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$-	$4,250

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

Unaudited Interim Condensed Financial Statements
The accompanying interim financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. At March 31, 2013 and December 31, 2012, the Company had no cash equivalents.

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement. We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices monthly from Bohemian Companies, LLC. This Service Agreement expires on December 31, 2013.  Total expenses incurred with Bohemian Companies were $3,000 for the quarters ended March 31, 2013 and 2012. As of March 31, 2013 the Company had no balance due to Bohemian Companies, LLC.

WestMountain Alternative Energy, Inc.
Notes to the Financial Statements
(Unaudited)

We earn management fees based on the size of the funds managed, and incentive income based on the performance of the funds. For the three months ended March 31, 2013 and 2012, we recorded $19,363 and $26,250, respectively in revenue for management fees charged to EastMountain Alternative Energy, LLC, a related party through its ownership interest in WestMountain Green, LLC. As of March 31, 2013, we recorded $19,500 as an account receivable that represents first quarter management fees that are due to us from EastMountain Alternative Energy, LLC.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc on March 19, 2010, and is considered to be a related party. Total expenses incurred with SP were $800 and $400 for each of the quarters in the periods ended March 31, 2013 and 2012. As of March 31, 2013 an accrual of $500 has been recorded for unpaid services.

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. This Service Agreement currently terminates on December 31, 2013.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the three months ended March 31, 2013 and 2012.

We had revenues of $19,363 for the three months ended March 31, 2013, compared to $26,250 for the three months ended March 31, 2012.

Operating expenses were $21,852 compared to $10,483 for the three months ended March 31, 2013 and 2012, respectively. The increase in expenses in 2013 was mainly due to the replacement of our old computer and professional fees related to the Company public filings. We anticipate professional fees and contract services to remain fairly constant for the remaining quarters in 2013.

We had a net loss of $1,977 for the three months ended March 31, 2013 compared to net income of $12,790 for the three months ended March 31, 2012.  The decrease over the quarters was due to a slight decrease in management fees, increase in professional fees associated with the Company public filings and the replacement of our old computer.

Liquidity and Capital Resources

Our cash on March 31, 2013 was $218,793.  We had an additional amount of $205,346 in Certificates of Deposit.

Cash flows provided by operating activities were $11,457 for the three months ended March 31, 2013, compared to $7,369 for the three months ended March 31, 2012. In 2013 we had an increase of $19,712 in related parties accounts receivable compared to $-0- in 2012. This variance was due to fees charged to EastMountain Alternative Energy.  In addition, the remaining variance between quarters was due to the loss recorded in 2013 of $1,977 compared to a net income of $12,790 in 2012.

Net cash used in investing activities was $50 for the three months ended March 31, 2013, compared to $59 for the three months ended March 31, 2012.

Cash flows provided by financing activities were $-0- for the three months ended March 31, 2013 and March 31, 2012.

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

               Our principal source of liquidity is our cash flow generated from our operations. Our business activity is closely tied to the U.S. economy. Our ability to maintain profitability and positive cash flow is dependent upon our ability to successfully develop alternative energy investments, provide consulting to related parties with respect to their investments in alternative energy projects, and our ability to generate revenues.

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

We were formed as a Colorado business entity in November, 2007. At the present time, we have been profitable during our three most recent fiscal year ends, although we were not profitable in our most recent fiscal quarter. We cannot guarantee that we will continue to be profitable, and, as a result, we could go out of business.

We currently rely upon one client for all of our revenues, which means that we could be severally impacted by the loss of the client.

One client in fiscal years 2013 and 2012 accounted for 100% of our revenues. This client is a related party, EastMountain Alternative Energy, LLC. Our revenue projections are subject to greater uncertainty than if we had revenue commitments from a number of clients. We could be materially impacted by the loss of this client. As long as we rely upon one client for a majority of our revenue, could be subject to uncertain revenue results, if we lose this major client. While we have no basis to believe that we will not continue to generate revenue from this client, we cannot assure you that this client or any of our clients, will continue to purchase our products or services in significant volume, or at all.

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

                          We began generating revenues in 2008. As of March 31, 2013, we had a cash position of $218,793 and an additional $205,246 in Certificates of Deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2013. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

 *    departures of key personnel.

Of our total outstanding shares as of March 31, 2013, a total of 8,325,000, or approximately 91.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

            * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
 ** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended March 31, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized  May 9, 2013.

WEST MOUNTAIN ALTERNATIVE ENERGY, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)