Form 10-Q
period 2013-06-30
WestMountain Alternative Energy Inc
filed 2013-07-29
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  June 30, 2013

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, July 29, 2013, was 9,106,250.

FORM 10-Q
WestMountain Alternative Energy, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Alternative Energy, Inc.

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets
	(Unaudited)
	June 30,	December 31,
	2013	2012
Assets

Cash	$218,483	$207,386
Certificates of deposit	205,389	205,296
Accounts receivable, related party	19,500	39,212
Income tax receivable	5,600	6,621
Prepaid expenses and other assets	403	86
Property and equipment, net	6,980	-
Deferred tax asset	1,426	1,575
Total assets	$457,781	$460,176

Liabilities and Shareholders' Equity
Liabilities:
Indebtedness to related parties	500	800
Accrued liabilities	7,100	14,200
Total liabilities	7,600	15,000

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2013 and 2012
Common stock, $.001 par value; 50,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding 2013 and 2012
Additional paid-in-capital	366,659	366,659
Retained earnings	74,416	69,411
Total shareholders' equity	450,181	445,176
Total liabilities and shareholders' equity	$457,781	$460,176

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statement of Operations (Unaudited)
For the three months ended June 30, 2013 and 2012 and
for the six months ended June 30, 2013 and 2012

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:
Management fees, related parties	$19,550	$26,250	$38,913	$52,500
Total revenue	19,550	26,250	38,913	52,500

Operating Expenses
Sales, general and administrative expense	10,981	13,504	32,833	23,986
Total operating expenses	10,981	13,504	32,833	23,986

Net income from operations	8,569	12,746	6,080	28,514

Other income/(expense)
Interest income	44	52	95	111
Net income before income taxes	8,613	12,798	6,175	28,625
Provision for income taxes	1,631	2,464	1,170	5,501
Net income	$6,982	$10,334	$5,005	$23,124

Basic and diluted income per share	$0.00	$0.00	$0.00	$0.00
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250	9,106,250	9,106,250

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2013 and 2012

	For the six months ended
	June 30,
	2013	2012

Cash flows from operating activities:
Net income	$5,005	$23,124
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Deferred tax expense (benefit)	149	(739)
Depreciation and write off of assets	199	-
Changes in operating assets and operating liabilities:
Accounts receivable, related party	19,712	(26,250)
Income tax receivable	1,021	-
Prepaid expenses and other assets	(317)	1,479
Income tax payable	-	2,007
Indebtedness to related parties and accrued liabilities	(7,400)	(5,200)
Net cash provided by (used in) operating activities	18,369	(5,579)

Cash flows from investing activities:
Purchases of property and equipment	(7,179)	-
Payments for certificates of deposit	(93)	(110)
Net cash (used in) investing activities	(7,272)	(110)

Net change in cash	11,097	(5,689)

Cash, beginning of period	207,386	201,745

Cash, end of period	$218,483	$196,056
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$-	$4,250

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of six months or less when acquired to be cash equivalents. At June 30, 2013 and December 31, 2012, the Company had no cash equivalents.

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

We will receive invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was for the term of one year, ending December 31, 2009 but was extended to December 31, 2013. Total expenses incurred with Bohemian Companies were $3,000 for each of the quarters ended June 30, 2013 and 2012 and $6,000 for each of the six months ended June 30, 2013 and 2012.  As of June 30, 2013 the Company had no balance due to Bohemian Companies, LLC.

WestMountain Alternative Energy, Inc.
Notes to the Financial Statements
(Unaudited)

We earn management fees based on the size of the funds managed, and incentive income based on the performance of the funds. For the three months ended June 30, 2013 and 2012, we recorded $19,500 and $26,250, respectively in revenue for management fees charged to EastMountain Alternative Energy, LLC, a related party through its ownership interest in WestMountain Green, LLC. For the six months ended June 30, 2013 and 2012, we recorded $38,913 and $52,500, respectively in management fee revenue. As of June 30, 2013, we recorded $19,500 as an account receivable that represents second quarter management fees that are due to us from EastMountain Alternative Energy, LLC.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc. on March 19, 2010, and is considered to be a related party. Total expenses incurred with SP were $500 and $400 for the quarters ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, total expenses incurred were $1,000 and $800, respectively. As of June 30, 2013 an accrual of $500 has been recorded for unpaid services.

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

Bohemian Companies, LLC and BOCO Investments, LLC are two companies under common control.  Mr. Klemsz, our President, has been the Chief Investment Officer of BOCO Investments, LLC since March 2007.  Since there is common control between the two companies and a relationship with our Company President, we are considering all transactions with Bohemian Companies, LLC and BOCO Investments, LLC., related party transactions.

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. This Service Agreement currently terminates on December 31, 2013, unless it is extended.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarter ended June 30, 2013, for the quarter ended June 30, 2012 and for the six months ended June 30, 2013 and 2012.

We had revenues of $19,550 for the quarter ended June 30, 2013, compared to $26,250 for the quarter ended June 30, 2012. We had $38,913 for the six months ended June 30, 2013, compared to $52,500 for the six months ended June 30, 2012.

Operating expenses, consisting primarily of selling, general and administrative costs were $10,981 for the quarter ended June 30, 2013, compared to $13,504 for the quarter ended June 30, 2012.  Selling, general and administrative costs were $32,833 for the six months ended June 30, 2013, compared to $23,986 for the six months ended June 30, 2012.  Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees or contract services to increase significantly in the near future.

We had net income of $6,982 for the quarter ended June 30, 2013, compared to net income of $10,334 for the quarter ended June 30, 2012.  We had net income of $5,005 for the six months ended June 30, 2013, compared to net income of $23,124 for the six months ended June 30, 2012.

Liquidity and Capital Resources

Our cash on June 30, 2013 was $218,483.  We had an additional amount of $205,389 in Certificates of Deposit.

Cash flows provided by operating activities were $18,369 for the six months ended June 30, 2013, compared to cash flows used in operating activities of $5,579 for the six months ended June 30, 2012.

Net cash used in investing activities was $7,272 for the six months ended June 30, 2013, compared to $110 for the six months ended June 30, 2012. In the second quarter of 2013 the Company purchased equipment in the amount of $7,179.

Cash flows provided by financing activities were $-0- for the six months ended June 30, 2013 and June 30, 2012.

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

We were formed as a Colorado business entity in November, 2007. At the present time, we have been profitable during our three most recent fiscal year ends, including our most recent fiscal quarter. However, we have had unprofitable fiscal quarters. We cannot guarantee that we will continue to be profitable, and, as a result, we could go out of business.

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

             We began generating revenues in 2008. As of June 30, 2013, we had a cash position of $218,483 and an additional $205,389 in Certificates of Deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2013. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

 *    departures of key personnel.

      Of our total outstanding shares as of June 30, 2013, a total of 8,325,000, or approximately 91.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

            * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
 ** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended June 30, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized July 29, 2013.

WEST MOUNTAIN ALTERNATIVE ENERGY, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)