Form 10-K/A
period 2012-12-31
WestMountain Alternative Energy Inc
filed 2013-08-26
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes: [X]    No: [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []   No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K of WestMountain Alternative Energy, Inc. (the “Amendment”) amends the on Form 10-K filed by WestMountain Alternative Energy, Inc. for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on February 27, 2013 (the “Original Form 10-K”). WestMountain Alternative Energy, Inc. is filing the Amendment to include an audit report that references a date that coincides with the date of the filing of the Form 10-K, and to remove the reference that our Notes to the Financial Statements are unaudited.

Except for inclusion of the information described above and the filing of Exhibits 31.1 and 32.1, which are being filed herewith, this Form 10-K/A Amendment does not modify or update in any way events occurring subsequent to the filing of our Form 10-K on February 27, 2013. Accordingly, the Amendment should be read in conjunction with the Original Form 10-K. Further, the filing of this Form 10-K/A shall not be deemed to be an admission that the Form 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

February 27, 2013
Fort Collins, Colorado

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

            * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
          ** Previously filed with Form 10-KSB Registration Statement, February 29, 2008

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 26, 2013.

WESTMOUNTAIN ALTERNATIVE ENERGY, INC.

By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: August 26, 2013	By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Director