Form 10-Q/A
period 2013-06-30
WestMountain Alternative Energy Inc
filed 2013-08-26
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q of WestMountain Alternative Energy, Inc. (the “Amendment”) amends the  Form 10-Q filed by WestMountain Alternative Energy, Inc. for the quarter ended June 30, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on July 29, 2013 (the “Original Form 10-Q). .WestMountain Alternative Energy, Inc. is filing the Amendment to amend Footnote 1 – Nature of Organization and Summary of Significant Accounting Policies – Cash and Cash Equivalents to state original maturities of three months versus six months.

Except for inclusion of the information described above and the filing of Exhibits 31.1 and 32.1, which are being filed herewith, this Form 10-Q/A does not modify or update in any way events occurring subsequent to the filing of our Form 10-Q on July 29, 2013. Accordingly, the Amendment should be read in conjunction with the Original Form 10-Q. Further, the filing of this Form 10-Q/A shall not be deemed to be an admission that the Form 10-Q/A, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized August 26, 2013.

WEST MOUNTAIN ALTERNATIVE ENERGY, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)