Form 10-Q
period 2013-09-30
WestMountain Alternative Energy Inc
filed 2013-11-07
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  September 30, 2013

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 1, 2013, was 9,106,250.

FORM 10-Q
WestMountain Alternative Energy, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Alternative Energy, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Alternative Energy, Inc.
Balance Sheets
	(Unaudited)
	September 30,	December 31,
	2013	2012
Assets

Cash	$219,039	$207,386
Certificates of deposit	205,428	205,296
Accounts receivable, related party	19,500	39,212
Income tax receivable	7,801	6,621
Prepaid expenses and other assets	573	86
Property and equipment, net	12,752	-
Deferred tax asset	-	1,575
Total assets	$465,093	$460,176

Liabilities and Shareholders' Equity
Liabilities:
Indebtedness to related parties	500	800
Accrued liabilities	5,400	14,200
Deferred tax liability	1,066	-
Total liabilities	6,966	15,000

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2013 and 2012
Common stock, $.001 par value; 50,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding 2013 and 2012
Additional paid-in-capital	366,659	366,659
Retained earnings	82,362	69,411
Total shareholders' equity	458,127	445,176
Total liabilities and shareholders' equity	$465,093	$460,176

The accompanying notes are an integral part of these financial statements.

Statement of Operations (Unaudited)
For the three months ended September 30, 2013 and 2012 and
for the nine months ended September 30, 2013 and 2012

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Management fees, related parties	$19,500	$13,072	$58,412	$65,572
Total revenue	19,500	13,072	58,412	65,572

Operating Expenses
Sales, general and administrative expense	11,302	12,775	44,134	36,761
Total operating expenses	11,302	12,775	44,134	36,761

Net income from operations	8,198	297	14,278	28,811

Other income/(expense)
Interest income	39	53	134	164
Net income before income taxes	8,237	350	14,412	28,975
Provision for income taxes	291	(21)	1,461	5,480
Net income	$7,946	$371	$12,951	$23,495

Basic and diluted income per share	$0.00	$0.00	$0.00	$0.00
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250	9,106,250	9,106,250

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2013 and 2012

	For the nine months ended
	September 30,
	2013	2012

Cash flows from operating activities:
Net income	$12,951	$23,495
Adjustments to reconcile net income to net cash used by
operating activities:
Deferred tax expense (benefit)	1,575	(184)
Depreciation and write off of assets	1,209	-
Changes in operating assets and operating liabilities:
Accounts receivable, related party	19,712	6,589
Income tax receivable	(1,180)	(6,134)
Prepaid expenses and other assets	(487)	1,346
Income tax payable	1,066	(1,805)
Indebtedness to related parties and accrued liabilities	(9,100)	(2,200)
Net cash provided by operating activities	25,746	21,107

Cash flows from investing activities:
Purchases of property and equipment	(13,961)	-
Payments for certificates of deposit	(132)	(162)
Net cash (used in) investing activities	(14,093)	(162)

Net change in cash	11,653	20,945

Cash, beginning of period	207,386	201,745

Cash, end of period	$219,039	$222,690
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$-	$24,420

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Notes to the Financial Statements
(Unaudited)

(1) Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization and Basis of Presentation

WestMountain Alternative Energy, Inc. (the “Company”) was incorporated in the state of Colorado on November 13, 2007 and on this date approved its business plan and commenced operations. The Company currently provides consulting services to clients with respect to their investments in alternative energy projects.

Unaudited Interim Condensed Financial Statements
The accompanying interim financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-K and 10-K/A for the year ended December 31, 2012 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. At September 30, 2013 and December 31, 2012, the Company had no cash equivalents.

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

We receive invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was for the term of one year, ending December 31, 2009 but was extended to December 31, 2013. Total expenses incurred with Bohemian Companies were $3,000 for each of the quarters ended September 30, 2013 and 2012 and $9,000 for each of the nine months ended September 30, 2013 and 2012.  As of September 30, 2013 the Company had no balance due to Bohemian Companies, LLC.

WestMountain Alternative Energy, Inc.
Notes to the Financial Statements
(Unaudited)

We earn management fees based on the size of the funds managed, and incentive income based on the performance of the funds. For the three months ended September 30, 2013 and 2012, we recorded $19,500 and $13,072, respectively in revenue for management fees charged to EastMountain Alternative Energy, LLC, a related party through its ownership interest in WestMountain Green, LLC. For the nine months ended September 30, 2013 and 2012, we recorded $58,412 and $65,572, respectively in management fee revenue. As of September 30, 2013, we recorded $19,500 as an account receivable that represents third quarter management fees that are due to us from EastMountain Alternative Energy, LLC.

EastMountain Alternative Energy, LLC, a related party, has given the Company notice that, effective December 31, 2013,  it will terminate the asset management services contract it has with the Company.  Historically, the Company earned management fees based on the size of the funds managed, and incentive income based on the performance of the funds. With the termination of the asset management services contract between the Company and EastMountain Alternative Energy, LLC, the Company will potentially no longer provide asset management services to any clients and have no current revenue source going forward. While the Company will lose its only current source of revenue, the Company plans to pursue new clients to replace the lost revenue stream and also to explore the possibility of merging with an existing company who has revenues and, potentially, earnings. At this time, the Company has no definitive arrangements for either replacing its lost revenue or identifying a merger candidate.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc. on March 19, 2010, and is considered to be a related party. Total expenses incurred with SP were $500 and $400 for the quarters ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, total expenses incurred were $1,800 and $1,200, respectively. As of September 30, 2013 an accrual of $500 has been recorded for unpaid services.

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

General

We plan to make early stage investments that will bring alternative energy technologies to commercialization, and then actively manage these investments. We also currently provide consulting to clients with respect to their investments in alternative energy projects. EastMountain Alternative Energy, LLC, a related party, has given notice that, effective December 31, 2013, it will terminate the asset management services contract it had with us.  Historically, we earned management fees based on the size of the funds managed, and incentive income based on the performance of the funds. With the termination of the asset management services contract between us and EastMountain Alternative Energy, LLC, we will potentially no longer provide asset management services to any clients and have no current revenue source going forward. While we will lose our only current source of revenue, we plan to pursue new clients to replace the lost revenue stream and also to explore the possibility of merging with an existing company who has revenues and, potentially, earnings. At this time, we have no definitive arrangements for either replacing our lost revenue or identifying a merger candidate.

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

Results of Operations

The following discussion involves our results of operations for the quarter ended September 30, 2013, for the quarter ended September 30, 2012 and for the nine months ended September 30, 2013 and 2012.

We had revenues of $19,500 for the quarter ended September 30, 2013, compared to $13,072 for the quarter ended September 30, 2012. We had $58,412 for the nine months ended September 30, 2013, compared to $65,572 for the nine months ended September 30, 2012.

Operating expenses, consisting primarily of selling, general and administrative costs were $11,302 for the quarter ended September 30, 2013, compared to $12,775 for the quarter ended September 30, 2012.  Selling, general and administrative costs were $44,134 for the nine months ended September 30, 2013, compared to $36,761 for the nine months ended September 30, 2012.  Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees or contract services to increase significantly in the near future.

We had net income of $7,946 for the quarter ended September 30, 2013, compared to net income of $371 for the quarter ended September 30, 2012.  We had net income of $12,951 for the nine months ended September 30, 2013, compared to net income of $23,495 for the nine months ended September 30, 2012.

Liquidity and Capital Resources

Our cash on September 30, 2013 was $219,039.  We had an additional amount of $205,428 in Certificates of Deposit.

Cash flows provided by operating activities were $25,746 for the nine months ended September 30, 2013, compared to cash flows provided by operating activities of $21,107 for the nine months ended September 30, 2012.

Net cash used in investing activities was $14,093 for the nine months ended September 30, 2013, compared to $162 for the nine months ended September 30, 2012. In the second and third quarters of 2013 the Company purchased equipment in the amount of $13,961.

Cash flows provided by financing activities were $-0- for the nine months ended September 30, 2013 and September 30, 2012.

Over the next twelve months we do not expect any material capital costs in our operations.

We believe that we have sufficient capital in the next twelve months for our current level of operations. While we have been notified that we will lose our only source of revenue,effective December 31, 2013, we plan to seek replacement clients, although we have no definite arrangements at this point. In the alternative, we may seek a merger candidate, although we have not identified any definitive acquisitions at this time. We do not anticipate needing to raise additional capital resources in the next twelve months.

             Our principal source of liquidity historically was our cash flow generated from our operations. Our business activity is closely tied to the U.S. economy. Our ability to maintain profitability and positive cash flow is dependent upon our ability to successfully develop alternative energy investments, provide consulting to related parties with respect to their investments in alternative energy projects and our ability to generate revenues.

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

We have relied upon one client for all of our revenues, which means that the loss of this client could potentially severely impact our operations. If we cannot replace the lost revenue or merge with a company, we could go out of business.

One client in fiscal years 2013 and 2012 accounted for 100% of our revenues. This client was a related party, EastMountain Alternative Energy, LLC. EastMountain Alternative Energy, LLC has given notice to us that, effective Decembeer 31, 2013, it plans to terminate the asset management services contract it has with us.  We could be materially impacted by the loss of this client. The loss of this one client makes us subject to uncertain revenue results. With the termination of the asset management services contract between us and EastMountain Alternative Energy, LLC, we will potentially no longer provide asset management services to any clients and have no current revenue source going forward. While we will lose our only current source of revenue, we plan to seek additional clients to replace our lost revenue, although we have no definite arrangements at this point. In the alternative, we may seek a merger candidate, although we have not identified any definitive acquisitions at this time. We cannot guarantee that we will be able to replace our lost revenue or to identify a merger candidate. If we cannot either replace our lost revenue or identify a merger candidate, we may eventually cease business. An investor could lose his entire investment.

Our lack of operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance. An investor could lose his entire investment.

We have a limited operating history. An investor has no frame of reference to evaluate our future business prospects.  This makes it difficult, if not impossible, to evaluate us as an investment. An investor could lose his entire investment if our future business prospects do not result in profitability.

If we do not generate adequate revenues to finance our operations, our business may fail.

We began generating revenues in 2008. As of September 30, 2013, we had a cash position of $219,039 and an additional $205,428 in Certificates of Deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2013. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital as well as providing consulting services to clients. At the present time, we have no current revenue source going forward. While we have lost our only source of revenue, we plan to seek additional clients to replace our lost revenue, although we have no definite arrangements at this point. In the alternative, we may seek a merger candidate, although we have not identified any definitive acquisitions at this time. We cannot guarantee that we will be able to replace our lost source of revenue or identify a merger candidate. If we cannot either replace our lost source of revenue or identify a merger candidate, we may eventually cease business. An investor could lose his entire investment.

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

      We expect to experience significant variations in revenues and profitability during the year.  At the present time, we will have no current revenue source going forward, as of December 31, 2013, and have no definite arrangements at this point to replace this lost revenue. In the alternative, we may seek a merger candidate, although we have not identified any definitive acquisitions at this time. We cannot guarantee that we will be able to replace our lost source of revenue or identify a merger candidate. If we cannot either replace our lost source of revenue or identify a merger candidate, we may eventually cease business. An investor could lose his entire investment.   Further, the timing and receipt of income generated by bringing new alternative energy projects to market is event driven and thus highly variable, which contributes to the volatility of our revenue, and our ability to realize incentive income from our funds may be limited. We cannot predict when, or if, any realization of investments will occur. If we were to have a realization event in a particular quarter, it may have a significant impact on our revenues and profits for that particular quarter which may not be replicated in subsequent quarters. In addition, our equity investments are adjusted for accounting purposes to fair value at the end of each quarter, resulting in revenue attributable to our principal investments, even though we receive no cash distributions from our equity funds, which could increase the volatility of our quarterly earnings.

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

 *    departures of key personnel.

      Of our total outstanding shares as of September 30, 2013, a total of 8,325,000, or approximately 91.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

            * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
 ** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended September 30, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized November 7, 2013.

WEST MOUNTAIN ALTERNATIVE ENERGY, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)