Form 10-K
period 2013-12-31
WestMountain Alternative Energy Inc
filed 2014-03-05
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2013

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

Common Stock $.001 per share par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑.

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☑.

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes: ☑    No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes ☐   No ☑

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐   No ☑.

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, January 31, 2014 was 9,106,250.

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

For four fiscal years, including the current one, our operations have been profitable. However, at the end of the September 2013, our only client gave notice that effective December 31, 2013, it would terminate its asset management services agreement. With this termination, we will potentially no longer provide asset management services to any clients and have no current revenue source going forward. While we will lose our only current source of revenue, we plan to pursue new clients to replace the lost revenue stream and also to explore the possibility of merging with an existing company who has revenues and, potentially, earnings. At this time, we have no definitive arrangements for either replacing its lost revenue or identifying a merger candidate. To date, we have had no discussions with possible acquisition candidates.

We operate out of one office in Colorado. We have no specific plans at this point for additional offices.  On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC.  who performs services on our behalf. We receive monthly invoices from Bohemian Companies, LLC. This Service Agreement was for the term of one year, ending December 31, 2013 but has been extended until December 31, 2014.

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

Employees

                  We have one full-time employee, Mr. Klemsz. Mr. Klemsz does not draw a salary or receive any other kind of compensation. However, we reimburse our employee for all necessary and customary business related expenses.  We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.  We do not pay our Directors separately for any Board meeting they attend.

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

Risks Related to Our Business and Industry

We have a limited operating history. While we were profitable for the last four fiscal years, including the most recent one, we have lost our only current client, and we may never be profitable again.  As a result, we could go out of business.

We were formed as a Colorado business entity in November, 2007. For four fiscal years, including the most recent one, our operations were profitable.  However, we have lost our only current client. We cannot guarantee that we will be profitable again. If we do not continue to be profitable, we could go out of business.

We have relied upon one client for all of our revenues, which means that the loss of this client could potentially severely impact our operations. If we cannot replace the lost revenue or merge with a company, we could go out of business.

One client in fiscal years 2013 and 2012 accounted for 100% of our revenues. This client was a related party, EastMountain Alternative Energy, LLC. EastMountain Alternative Energy, LLC gave notice to us that, effective December 31, 2013, it planned to terminate the asset management services contract it has with us.  We could be materially impacted by the loss of this client. The loss of this one client makes us subject to uncertain revenue results. With the termination of the asset management services contract between us and EastMountain Alternative Energy, LLC, we will potentially no longer provide asset management services to any clients and have no current revenue source going forward. While we will lose our only current source of revenue, we plan to seek additional clients to replace our lost revenue, although we have no definite arrangements at this point. In the alternative, we may seek a merger candidate, although we have not identified any definitive acquisitions at this time. We cannot guarantee that we will be able to replace our lost revenue or to identify a merger candidate. If we cannot either replace our lost revenue or identify a merger candidate, we may eventually cease business. An investor could lose his entire investment.

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

             We began generating revenues in 2008. As of December 31, 2013, we had a cash position of $225,056 and an additional $205,466 in Certificates of Deposit. Our operating costs for the fiscal year ended December 31, 2013 were $71,970. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

             Our largest shareholder, WestMountain Green, LLC, of which Mr. Klemsz is a 16.8% member, owns 8,050,000 shares and thereby controls approximately 90% of our outstanding shares. Because WestMountain Green, LLC individually beneficially controls more than a majority of the outstanding shares, other shareholders, individually or as a group, will be limited in their ability to effectively influence the election or removal of our directors, the supervision and management of our business or a change in control of or sale of our company, even if they believed such changes were in the best interest of our shareholders.

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

 *    departures of key personnel.

      Of our total outstanding shares as of December 31, 2013, a total of 8,325,000, or approximately 91.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 123 North College Avenue, Ste 200, Fort Collins, Colorado 80524, and our telephone number is (970) 212-4770. Our office is leased from an unaffiliated third party under a lease for $323 per month.  We own no real estate nor have plans to acquire any real estate.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of December 31, 2013, there were sixty record holders of our common stock and there were 9,106,250 shares of our common stock outstanding.

Market Information

A limited public market currently exists for shares of our common stock. We began trading on the Over-the-Counter Bulletin Board under the trading symbol WETM in January, 2009.

The following table sets forth the high and low closing bid prices of our common stock on for the periods indicated in 2013 and 2012.

	Closing Bid Price
2013	High	Low
First Quarter	$1.01	$1.01
Second Quarter	$1.01	$1.01
Third Quarter	$1.01	$1.01
Fourth Quarter	$1.01	$1.01

	Closing Bid Price
2012	High	Low
First Quarter	$1.01	$1.01
Second Quarter	$1.01	$1.01
Third Quarter	$1.01	$1.01
Fourth Quarter	$1.01	$1.01

          On January 28, 2014, the closing bid price of our common stock in the OTC Bulletin Board was $1.01 per share and we had no trading volume that day.

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

Results of Operations

 For the year ended December 31, 2013 we had revenues of $77,697. In comparison the year ended December 31, 2012 we had revenues of $85,123. All revenues are generated from a related party, EastMountain Alternative Energy, LLC.  Revenues are based upon EastMountain Alternative Energy, LLC’s committed capital and is reduced by both realized and unrealized losses.

For the years ended December 31, 2013 and 2012 operating expenses were $71,970 and $58,683, respectively. The major component of general and administrative expenses is professional fees.

For the year ended December 31, 2013 we had net income of $6,052.  In comparison for the year ended December 31, 2012 we had net income of $21,613.

  Our ability to maintain profitability and positive cash flow is dependent upon our ability our ability to generate revenues, and to a lesser extent, to successfully develop investments.

One client in fiscal years 2013 and 2012 accounted for 100% of our revenues. This client was a related party, EastMountain Alternative Energy, LLC. EastMountain Alternative Energy, LLC gave notice to us that, effective December 31, 2013, it planned to terminate the asset management services contract it has with us.  We could be materially impacted by the loss of this client. The loss of this one client makes us subject to uncertain revenue results. With the termination of the asset management services contract between us and EastMountain Alternative Energy, LLC, we will potentially no longer provide asset management services to any clients and have no current revenue source going forward.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $80,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds.

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

Liquidity and Capital Resources.

As of December 31, 2013, we had cash of $225,056 and $205,466 in certificates of deposit.

For the year ended December 31, 2013 net cash provided by operating activities was $31,801 while for the year ended December 31, 2012 net cash provided by operating activities was $5,854.

   For the year ended December 31, 2013 net cash used in investing activities was $14,131 while for the year ended December 31, 2012 we had net cash used in investing activities of $213.

For the years ended December 31, 2013 and December 31, 2012 we had net cash provided by financing activities of   $-0-.

Currently, we believe that we have sufficient capital in the next twelve months for our current level of operations. While we were notified that we would lose our only source of revenue, effective December 31, 2013, we plan to seek replacement clients, although we have no definite arrangements at this point. In the alternative, we may seek a merger candidate, although we have not identified any definitive acquisitions at this time. We do not anticipate needing to raise additional capital resources in the next twelve months.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
WestMountain Alternative Energy, Inc.
Fort Collins, Colorado

We have audited the accompanying balance sheets of WestMountain Alternative Energy, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related statements of operations, shareholders’ equity, and cash flows for each of the years then ended.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

EKS&H LLLP

March 5, 2014
Fort Collins, Colorado

WestMountain Alternative Energy, Inc.
Balance Sheets

	December 31,	December 31,
	2013	2012
Assets

Cash	$225,056	$207,386
Certificates of deposit	205,466	205,296
Accounts receivable, related party	19,390	39,212
Income tax receivable	7,891	6,621
Prepaid expenses and other assets	580	86
Property and equipment, net	11,588	-
Deferred tax asset	457	1,575
Total assets	$470,428	$460,176

Liabilities and Shareholders' Equity
Liabilities:
Indebtedness to related parties	700	800
Accrued liabilities	18,500	14,200
Total liabilities	19,200	15,000

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2013 and 2012
Common stock, $.001 par value; 50,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding 2013 and 2012
Additional paid-in-capital	366,659	366,659
Retained earnings	75,463	69,411
Total shareholders' equity	451,228	445,176
Total liabilities and shareholders' equity	$470,428	$460,176

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statement of Operations
For the years ended December 31, 2013 and 2012

	For the years ended
	December 31,
	2013	2012
Revenue:
Management fees, related parties	$77,697	$85,123
Total revenue	77,697	85,123

Operating Expenses
Sales, general and administrative expense	71,970	58,683
Total operating expenses	71,970	58,683

Net income from operations	5,727	26,440

Other income/(expense)
Interest income	173	216
Net income before income taxes	5,900	26,656
Provision for income taxes (benefit) expense	(152)	5,043
Net income	$6,052	$21,613

Basic and diluted income per share	$0.00	$0.00
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statement of Changes in Shareholders' Equity
For the period December 31, 2011 through December 31, 2013

	Preferred Stock		Common Stock		Additional
		Par		Par	Paid-in	Retained
	Shares	Value	Shares	Value	Capital	Earnings	Total
Balance at December 31, 2011	-	$-	9,106,250	$9,106	$366,659	$47,798	$423,563

Net income, for the year ended
December 31, 2012	-	-	-	-	-	21,613	21,613

Balance at December 31, 2012	-	$-	9,106,250	$9,106	$366,659	$69,411	$445,176

Net income, for the year ended
December 31, 2013	-	-	-	-	-	6,052	6,052

Balance at December 31, 2013	-	$-	9,106,250	$9,106	$366,659	$75,463	$451,228

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statements of Cash Flows
For the years ended December 31, 2013 and 2012

	For the years ended
	December 31,
	2013	2012

Cash flows from operating activities:
Net income	$6,052	$21,613
Adjustments to reconcile net income to net cash used by
operating activities:
Deferred tax (benefit) expense	1,118	(134)
Depreciation	2,373	-
Changes in operating assets and operating liabilities:
Accounts receivable, related party	19,822	(12,962)
Income tax receivable	(1,270)	(6,621)
Prepaid expenses and other assets	(494)	1,763
Income tax payable	-	(1,805)
Indebtedness to related parties and accrued liabilities	4,200	4,000
Net cash provided by operating activities	31,801	5,854

Cash flows from investing activities:
Purchases of property and equipment	(13,961)	-
Payments for certificates of deposit	(170)	(213)
Net cash (used in) investing activities	(14,131)	(213)

Net change in cash	17,670	5,641

Cash, beginning of period	207,386	201,745

Cash, end of period	$225,056	$207,386
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$-	$13,620

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  As of December 31, 2013 and 2012 there were no cash equivalents.

Accounts Receivable
Accounts receivable consists of amounts due from the management fees. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. Management records reasonable allowances to fairly represent accounts receivable amounts that are collectable.  For the years ended December 31, 2013 and 2012, the Company did not consider an allowance for doubtful accounts necessary.

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

WestMountain Alternative Energy, Inc.
Notes to the Financial Statements

(1)    Nature of Organization and Summary of Significant Accounting Policies (continued)

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  The tax years 2008-2013 remain open to examination.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

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

(3)  Property and Equipment

The Company’s property and equipment consists of a computer and related software.  For the year ended December 31, 2013 the Company recorded $2,373 in depreciation expense and $-0- for the year ended December 31, 2012. During the 2013 year we purchased new equipment in the amount of $9,712 and software in the amount of $4,250. The equipment and software  will be fully depreciated in three years.

(4)  Income Taxes

Income taxes consists of the following:

Provision for taxes
	2013	2012
Current: (benefit) expense
Federal	$(1,270)	$3,910
State	-	1,267
Total current	(1,270)	5,177
Deferred: expense (benefit)
Federal	885	(105)
State	233	(29)
Total deferred	1,118	(134)

Income tax (benefit) expense	$(152)	$5,043

WestMountain Alternative Energy, Inc.
Notes to the Financial Statements

(4)  Income Taxes (Continued)

Deferred taxes consists of:
	December 31,
	2013	2012
Deferred tax assets:

Prepaid Expenses	$(110)	$(16)
Fixed Assets	(780)	1,591
Unrealized Losses	1,347	-
Total deferred tax asset net	457	1,575

Total deferred tax assets	457	1,575
Valuation allowance	-	-
Net deferred tax assets	$457	$1,575

The expense or benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% to income or loss before income taxes as follows for the years ended:

	2013	2012

U.S. federal income tax expense\(benefit) at statutory rates	$885	$3,999
Permanent differences	-	2
State income tax expense\(benefit), net of federal impact	233	1,048
Other	(1,270)	(6)
	-	-
	$(152)	$5,043

Reconciliation of change in the net deferred tax assets and liabilities:

		2013
Net change in deferred income tax assets and liabilities from the preceeding table:		$1,118
Net change in deferred income tax assets and liabilities associated with Other Comprehensive Income		-

Deferred income tax benefit for the period		$1,118

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

This Service Agreement was for the term of one year, ending December 31, 2009 but has been extended to December 31, 2014. Total expenses incurred with Bohemian Companies were $12,000 each for the years ended December 31, 2013 and 2012.  As of December 31, 2013 the Company had no balance due to Bohemian Companies, LLC.

For the year ended December 31, 2013, we recorded $77,697 in revenue for management fees charged to EastMountain Alternative Energy, Inc., a related party through its ownership interest in WestMountain Green, LLC. We earn management fees based on the amount of funds managed, and incentive income based on the performance of the funds. As of December 31, 2013 we recorded $19,390 as an accounts receivable that represents the fourth quarter management fees that are due to us from EastMountain Alternative Energy, LLC. The asset management services contract with EastMountain Alternative Energy, LLC was terminated effective December 31, 2013.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc. on March 19, 2010, and is considered to be a related party.  As of December 31, 2013, an accrual of $700 has been recorded for unpaid services.

 ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of December 31, 2013.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Brian L. Klemsz	55	President, Treasurer, Director
Joni K Troska	54	Secretary

Mr. Klemsz has been the Company’s President, Treasurer, and sole Director since our inception. Since March, 2007, he has been the Chief Investment Officer of BOCO Investments, LLC.  He was President and Chief Investment Officer for GDBA Investments, LLLP, a private investment partnership from May 2000 until February 2007. He is currently also the President, Treasurer, and sole Director of WestMountain Distressed Debt, Inc., and Chairman, Treasurer, and sole Director of WestMountain Company, formerly known as WestMountain Asset Management, Inc., both of which are public companies. He is also a member of the Board of Directors of NexCore Healthcare Capital Corp., a public company and is Chairman of their Board’s audit committee. Mr. Klemsz received a Masters of Science in Accounting and Taxation in 1993 and a Masters of Science in Finance in 1990 from Colorado State University. He received his Bachelor of Science degree from the University of Colorado in 1981.

Ms. Troska has been the Company’s Secretary since March 2010. She was corporate Secretary of CapTerra Financial Group, Inc. (“CPTA”), a public company, now known as NexCore Healthcare Capital Corp., from January 20, 2009. As of August 2009 she was appointed Treasurer and Chief Financial Officer of CPTA.  Prior to 2009 she was Secretary-Treasurer from its inception in April, 2003 until 2005.  She is no longer either an officer or director of CPTA as of October, 2010. She currently serves as corporate Secretary of WestMountain Company, formerly known as WestMountain Asset Management, Inc. and WestMountain Distressed Debt, Inc., both public companies.  She started SP Business Solutions, a business consulting service, in April, 2002. Prior to that period, she was employed for fourteen years as the General Accounting Manager and financial liaison for software implementations and acquisition integration by Advanced Energy Industries, Inc., a public international electronics manufacturing company, in Fort Collins, Colorado.  While employed by Advanced Energy, she obtained her business degree in July 2001.

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

We have entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for us.  The owner, Ms. Joni Troska, was appointed our corporate Secretary on March 19, 2010 and is considered to be a related party.  Fees are charged and paid on a quarterly basis.  As of December 31, 2013 an accrual of $700 has been recorded for unpaid services. Otherwise, our officers and director are not accruing any compensation pursuant to any agreement with us.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our officers or director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2013, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 9,106,250 common shares were issued and outstanding as of December 31, 2013.

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
   (3)  Mr. Klemsz owns 16.8% of WestMountain Green, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement was for the term of one year, ending December 31, 2013, which has been extended until December 31, 2014.  Total expenses incurred with Bohemian Companies were $12,000 for the year ended December 31, 2013.  As of December 31, 2013 the Company did not have a balance due to Bohemian Companies, LLC.

For the year ended December 31, 2012, we recorded $77,697 in revenue for management fees charged to EastMountain Alternative Energy, Inc., a related party through its ownership interest in WestMountain Green, LLC. We earn management fees based on the amount of funds managed, and incentive income based on the performance of the funds. As of December 31, 2013 we recorded $19,390 as an accounts receivable that represents fourth quarter management fees that are due to us from EastMountain Alternative Energy, LLC. The asset management services contract with EastMountain Alternative Energy, LLC was terminated effective December 31, 2013.

We entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc on March 19, 2010 and is considered to be a related party.  Fees are charged and paid on a quarterly basis.  As of December 31, 2013 an accrual of $700 has been recorded for unpaid services.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm, EKS&H LLLP, Certified Public Accountants billed an aggregate of $17,427 for the year ended December 31, 2013 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports. EKS&H LLLP, billed an aggregate of $13,915 for the year ended December 31, 2012 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports.

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

            * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
          ** Previously filed with Form 10-KSB Registration Statement, February 29, 2008

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2014.

WESTMOUNTAIN ALTERNATIVE ENERGY, INC.

By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: March 5, 2014	By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Director