Form 10-Q
period 2014-03-31
WestMountain Alternative Energy Inc
filed 2014-05-06
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  March 31, 2014

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-53029

WESTMOUNTAIN ALTERNATIVE ENERGY, INC.
(Exact Name of Issuer as specified in its charter)
.

Colorado	26-1315585
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

181 W Boardwalk, Suite 202
Fort Collins, Colorado	80525
(Address of principal executive offices)	(zip code)

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, May 5, 2014 was 9,106,250.

FORM 10-Q
WestMountain Alternative Energy, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Alternative Energy, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Alternative Energy, Inc.
Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2014	2013
Assets

Cash	$222,275	$225,056
Certificates of deposit	205,503	205,466
Accounts receivable, related party	-	19,390
Income tax receivable	7,891	7,891
Prepaid expenses and other assets	1,186	580
Property and equipment, net	10,425	11,588
Deferred tax asset	2,785	457
Total assets	$450,065	$470,428

Liabilities and Shareholders' Equity
Liabilities:
Indebtedness to related parties	500	700
Accrued liabilities	8,300	18,500
Total liabilities	8,800	19,200

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2014 and 2013
Common stock, $.001 par value; 50,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding 2014 and 2013
Additional paid-in-capital	366,659	366,659
Retained earnings	65,500	75,463
Total shareholders' equity	441,265	451,228
Total liabilities and shareholders' equity	$450,065	$470,428

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statement of Operations (Unaudited)
For the three months ended March 31, 2014 and 2013

	For the three months ended
	March 31,
	2014	2013
Revenue:
Management fees, related parties	$-	$19,363
Total revenue	-	19,363

Operating Expenses
Sales, general and administrative expense	12,329	21,852
Total operating expenses	12,329	21,852

Net loss from operations	(12,329)	(2,489)

Other income/(expense)
Interest income	38	51
Net loss before income taxes	(12,291)	(2,438)
Benefit from income taxes	(2,328)	(461)
Net loss	$(9,963)	$(1,977)

Basic and diluted income per share	$(0.00)	$(0.00)
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2014 and 2013

	For the three months ended
	March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(9,963)	$(1,977)
Adjustments to reconcile net income to net cash used by
operating activities:
Deferred tax (benefit) expense	(2,328)	105
Depreciation	1,163	-
Changes in operating assets and operating liabilities:
Accounts receivable, related party	19,390	19,712
Income tax receivable	-	(566)
Prepaid expenses and other assets	(606)	(317)
Indebtedness to related parties and accrued liabilities	(10,400)	(5,500)
Net cash (used in) provided by operating activities	(2,744)	11,457

Cash flows from investing activities:
Payments for certificates of deposit	(37)	(50)
Net cash (used in) investing activities	(37)	(50)

Net change in cash	(2,781)	11,407

Cash, beginning of period	225,056	207,386

Cash, end of period	$222,275	$218,793
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$-	$-

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

Unaudited Interim Condensed Financial Statements
The accompanying interim financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-K and 10-K/A for the year ended December 31, 2013 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. At March 31, 2014 and December 31, 2013, the Company had no cash equivalents.

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

We received invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was originally for the term of one year, ending December 31, 2009 but was extended to December 31, 2014. As of March 31, 2014, the agreement was terminated by agreement of both parties. Total expenses incurred with Bohemian Companies were $3,000 and $3,000 for the quarters ended March 31, 2014 and 2013, respectively. As of March 31, 2014 the Company had no balance due to Bohemian Companies, LLC.

We earn management fees based on the size of the funds managed, and incentive income based on the performance of the funds. For the three months ended March 31, 2014 and 2013, we recorded $-0- and $19,363, respectively in revenue for management fees charged to EastMountain Alternative Energy, LLC, a related party through its ownership interest in WestMountain Green, LLC.

(2) Related Parties (continued)

EastMountain Alternative Energy, LLC, a related party, gave the Company notice that, effective December 31, 2013 it terminated the asset management services contract it had with the Company.  Historically, the Company earned management fees based on the size of the funds managed, and incentive income based on the performance of the funds. With the termination of the asset management services contract between the Company and EastMountain Alternative Energy, LLC, the Company no longer provides asset management services to any clients and has no current revenue source going forward. While the Company lost its only current source of revenue, the Company plans to pursue new clients to replace the lost revenue stream and also to explore the possibility of merging with an existing company who has revenues and, potentially, earnings. At this time, the Company has no definitive arrangements for either replacing its lost revenue or identifying a merger candidate.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc. on March 19, 2010, and is considered to be a related party. Total expenses incurred with SP were $700 and $800 for the quarters ended March 31, 2014 and 2013, respectively. As of March 31, 2014 an accrual of $500 has been recorded for unpaid services.

(3) Subsequent Event

On April 14, 2014, our Board of Directors unanimously adopted a resolution approving an amendment to our Articles of Incorporation, which amends our current Articles of Incorporation to increase our authorized Common Stock from 50,000,000 shares to 100,000,000 shares. Also on April 14, 2014, a majority of the holders of our outstanding Common Stock adopted resolutions approving the an amendment to our Articles of Incorporation, which amends our current Articles of Incorporation to increase our authorized Common Stock from 50,000,000 shares to 100,000,000 shares; provides for the reelection of the sole member to our Board of Directors, to hold office until the next Annual Meeting and until his successor is elected and qualified; and gives approval and ratification of  EKS&H, LLLP as our independent auditors for the fiscal year ending December 31, 2014. In connection with the adoption of these resolutions, our Board of Directors elected to seek the written consent of the holders of a majority of our outstanding shares in order to reduce associated costs and implement the proposals in a timely manner.

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

General

We plan to make early stage investments that will bring alternative energy technologies to commercialization, and then actively manage these investments. We also currently provide consulting to clients with respect to their investments in alternative energy projects. EastMountain Alternative Energy, LLC, a related party, gave notice that, effective December 31, 2013 it will terminate the asset management services contract it had with us.  Historically, we earned management fees based on the size of the funds managed, and incentive income based on the performance of the funds. With the termination of the asset management services contract between us and EastMountain Alternative Energy, LLC, we will potentially no longer provide asset management services to any clients and have no current revenue source going forward. While we will lose our only current source of revenue, we plan to pursue new clients to replace the lost revenue stream and also to explore the possibility of merging with an existing company who has revenues and, potentially, earnings. At this time, we have no definitive arrangements for either replacing our lost revenue or identifying a merger candidate.

As to our investments, we will not limit ourselves to any single area of alternative energy. We will look at any and all forms of alternative energy. We actively screen investments with emphasis towards finding opportunities with potential for long term success.

Our principal business address is 181 W Boardwalk, Suite 202, Fort Collins, Colorado 80525. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.

Bohemian Companies, LLC and BOCO Investments, LLC are two companies under common control.  Mr. Klemsz, our President, has been the Chief Investment Officer of BOCO Investments, LLC since March 2007.  Since there is common control between the two companies and a relationship with our Company President, we are considering all transactions with Bohemian Companies, LLC and BOCO Investments, LLC. related party transactions.

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. As of March 31, 2014, the agreement was terminated by agreement of both parties.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarter ended March 31, 2014 and for the quarter ended March 31, 2013.

We had revenues of $-0- for the quarter ended March 31, 2014, compared to $19,363 for the quarter ended March 31, 2013. EastMountain Alternative Energy, LLC, a related party, terminated the asset management services contract as of December 31, 2013.

Operating expenses, consisting primarily of selling, general and administrative costs were $12,329 for the quarter ended March 31, 2014, compared to $21,852 for the quarter ended March 31, 2013. Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees or contract services to increase significantly in the near future.

We had a net loss of $9,963 for the quarter ended March 31, 2014, compared to a net loss of $1,977 for the quarter ended March 31, 2013.

Liquidity and Capital Resources

Our cash on March 31, 2014 was $222,275.  We had an additional amount of $205,503 in Certificates of Deposit.

Cash flows used in operating activities were $2,744 for the three months ended March 31, 2014, compared to cash flows provided by operating activities of $11,457 for the three months ended March 31, 2013. EastMountain Alternative Energy, LLC, a related party, terminated the asset management services contract as of December 31, 2013. We had revenues of $-0- for the quarter ended March 31, 2014, compared to $19,363 for the quarter ended March 31, 2013.

Net cash used in investing activities was $37 for the three months ended March 31, 2014, compared to cash flows used in investing activities of $50 for the three months ended March 31, 2013.

Cash flows provided by financing activities were $-0- for the three months ended March 31, 2014 and March 31, 2013.

Over the next twelve months we do not expect any material capital costs in our operations.

We believe that we have sufficient capital in the next twelve months for our current level of operations. While we have been notified that we will lose our only source of revenue, effective December 31, 2014, we plan to seek replacement clients, although we have no definite arrangements at this point. In the alternative, we may seek a merger candidate, although we have not identified any definitive acquisitions at this time. We do not anticipate needing to raise additional capital resources in the next twelve months.

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

One client in fiscal year 2013 accounted for 100% of our revenues. This client was a related party, EastMountain Alternative Energy, LLC. EastMountain Alternative Energy, LLC gave notice to us that, effective December 31, 2013, it terminated the asset management services contract it had with us.  We could be materially impacted by the loss of this client. The loss of this one client makes us subject to uncertain revenue results. With the termination of the asset management services contract between us and EastMountain Alternative Energy, LLC, we will potentially no longer provide asset management services to any clients and have no current revenue source going forward. While we will lose our only current source of revenue, we plan to seek additional clients to replace our lost revenue, although we have no definite arrangements at this point. In the alternative, we may seek a merger candidate, although we have not identified any definitive acquisitions at this time. We cannot guarantee that we will be able to replace our lost revenue or to identify a merger candidate. If we cannot either replace our lost revenue or identify a merger candidate, we may eventually cease business. An investor could lose his entire investment.

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

         We began generating revenues in 2008. As of March 31, 2014, we had a cash position of $222,275 and an additional $205,503 in Certificates of Deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2014. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital as well as providing consulting services to clients. At the present time, we have no current revenue source going forward. While we have lost our only source of revenue, we plan to seek additional clients to replace our lost revenue, although we have no definite arrangements at this point. In the alternative, we may seek a merger candidate, although we have not identified any definitive acquisitions at this time. We cannot guarantee that we will be able to replace our lost source of revenue or identify a merger candidate. If we cannot either replace our lost source of revenue or identify a merger candidate, we may eventually cease business. An investor could lose his entire investment.

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

 *    departures of key personnel.

    Of our total outstanding shares as of March 31, 2014, a total of 8,325,000, or approximately 91.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

             Effective March 31, 2014, we relocated our principal executive office to 181 W. Boardwalk, Suite 202, Fort Collins, Colorado 80525. We signed a two year lease for a total of 565 square feet of office space at a price of $188 per month, plus costs associated with yearly common area fees. For the current year the additional cost will be $61. Our phone number remains the same.

By written consent dated April 14, 2014, our majority shareholder authorized an amendment to our Articles of Incorporation (the “Amendment”), which amends our current Articles of Incorporation to increase our authorized Common Stock from 50,000,000 shares to 100,000,000 shares, provides for the reelection of the sole member to our Board of Directors, to hold office until the next Annual Meeting and until his successor is elected and qualified; and gives approval and ratification of  EKS&H, LLLP  as our independent auditors for the fiscal year ending December 31, 2014. We have filed a Form 14C Information Statement with the SEC to announce this consent. The increase in authorized common shares will become effective on the filing of articles of amendment to our articles of incorporation with the Secretary of State of Colorado, which filing will occur at least 20 days after the date of the mailing of this Information Statement to our stockholders.

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

            * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
 ** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended March 31, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized May 6, 2014.

WEST MOUNTAIN ALTERNATIVE ENERGY, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)