Form 10-Q
period 2014-06-30
WestMountain Alternative Energy Inc
filed 2014-08-11
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  June 30, 2014

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

(970) 223-4499
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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, August 8, 2014 was 9,106,250.

FORM 10-Q
WestMountain Alternative Energy, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Alternative Energy, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Alternative Energy, Inc.
Balance Sheets
	(Unaudited)
	June 30,	December 31,
	2014	2013
Assets

Cash	$209,216	$225,056
Certificates of deposit	205,536	205,466
Accounts receivable, related party	-	19,390
Income tax receivable	7,891	7,891
Prepaid expenses and other assets	1,435	580
Property and equipment, net	9,261	11,588
Deferred tax asset	5,089	457
Total assets	$438,428	$470,428

Liabilities and Shareholders' Equity
Liabilities:
Indebtedness to related parties	654	700
Accrued liabilities	6,370	18,500
Total liabilities	7,024	19,200

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2014 and 2013
Common stock, $.001 par value; 100,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding 2014 and 2013
Additional paid-in-capital	366,659	366,659
Retained earnings	55,639	75,463
Total shareholders' equity	431,404	451,228
Total liabilities and shareholders' equity	$438,428	$470,428

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statement of Operations (Unaudited)
For the three and six months ended June 30, 2014 and 2013

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Management fees, related parties	$-	$19,550	$-	$38,913
Total revenue	-	19,550	-	38,913

Operating Expenses
Sales, general and administrative expense	12,197	10,981	24,527	32,833
Total operating expenses	12,197	10,981	24,527	32,833

Net (loss)income from operations	(12,197)	8,569	(24,527)	6,080

Other income/(expense)
Interest income	32	44	71	95
Net (loss)income before income taxes	(12,165)	8,613	(24,456)	6,175
Provision for income taxes	(2,304)	1,631	(4,632)	1,170
Net (loss)income	$(9,861)	$6,982	$(19,824)	$5,005

Basic and diluted income per share	$(0.00)	$0.00	$(0.00)	$0.00
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250	9,106,250	9,106,250

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2014 and 2013

	For the six months ended
	June 30,
	2014	2013

Cash flows from operating activities:
Net (loss)income	$(19,824)	$5,005
Adjustments to reconcile net (loss)income to net cash used by operating activities:
Deferred tax (benefit)expense	(4,632)	149
Depreciation and write off of assets	2,327	199
Changes in operating assets and operating liabilities:
Accounts receivable, related party	19,390	19,712
Income tax receivable	-	1,021
Prepaid expenses and other assets	(855)	(317)
Indebtedness to related parties and accrued liabilities	(12,176)	(7,400)
Net cash (used in) provided by operating activities	(15,770)	18,369

Cash flows from investing activities:
Purchases of property and equipment	-	(7,179)
Payments for certificates of deposit	(70)	(93)
Net cash (used in) investing activities	(70)	(7,272)

Net change in cash	(15,840)	11,097

Cash, beginning of period	225,056	207,386

Cash, end of period	$209,216	$218,483
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$-	-

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. At June 30, 2014 and December 31, 2013, the Company had no cash equivalents.

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

We received invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was originally for the term of one year, ending December 31, 2009 but was extended to December 31, 2014. As of March 31, 2014, the agreement was terminated by agreement of both parties. Total expenses incurred with Bohemian Companies were $-0- and $3,000 for the three months ended June 30, 2014 and 2013, respectively. Total expenses incurred with Bohemian Companies were $-0- and $6,000 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 the Company had no balance due to Bohemian Companies, LLC.

We earn management fees based on the size of the funds managed, and incentive income based on the performance of the funds. For the three months ended June 30, 2014 and 2013, we recorded $-0- and $19,550, respectively in revenue for management fees charged to EastMountain Alternative Energy, LLC, a related party through its ownership interest in WestMountain Green, LLC. For the six month ended June 30, 2014 and 2013, we recorded $-0- and $38,913 in management fee revenue.

(2) Related Parties (continued)

EastMountain Alternative Energy, LLC, a related party, gave the Company notice that, effective December 31, 2013 it will terminate the asset management services contract it has with the Company.  Historically, the Company earned management fees based on the size of the funds managed, and incentive income based on the performance of the funds. With the termination of the asset management services contract between the Company and EastMountain Alternative Energy, LLC, the Company will potentially no longer provide asset management services to any clients and have no current revenue source going forward. While the Company will lose its only current source of revenue, the Company plans to pursue new clients to replace the lost revenue stream and also to explore the possibility of merging with an existing company who has revenues and, potentially, earnings. At this time, the Company has no definitive arrangements for either replacing its lost revenue or identifying a merger candidate.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc. on March 19, 2010, and is considered to be a related party. Total expenses incurred with SP were $500 for the quarters ended June 30, 2014 and 2013, respectively.   Total expenses incurred with SP were $1,200 for the six months ended June 30, 2014 and 2013, respectively.   As of June 30, 2014 an accrual of $500 has been recorded for unpaid services. An additional $193 has been recorded for reimbursable expenses related to a shareholder mailing.

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

Effective May 20, 2014, we amended our Articles of Incorporation to increase the number of authorized common shares to One Hundred Million (100,000,000) shares from Fifty Million (50,000,000) shares. The par value of the common shares remains at $0.001 per share.

Our principal business address is 181 W Boardwalk, Suite 202, Fort Collins, Colorado 80525. Our phone number is (970) 223-4499.We operate out of one office in Colorado. We have no specific plans at this point for additional offices.

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

Results of Operations

The following discussion involves our results of operations for the three and six months ended June 30, 2014 and 2013.

We had revenues of $-0- for the three months ended June 30, 2014, compared to $19,550 for the three months ended June 30, 2013. EastMountain Alternative Energy, LLC, a related party, terminated the asset management services contract as of December 31, 2013. For the six months ended June 30, 2014 and 2013, we had $-0- and $38,913, respectively, of revenue from the EastMountain Alternative Energy contract.

Operating expenses, consisting primarily of selling, general and administrative costs were $12,197 for the three months ended June 30, 2014, compared to $10,981 for the three months ended June 30, 2013. For the six months ended June 30, 2014 and 2013, operating expenses were $24,527 and $32,833, respectively. Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees or contract services to increase significantly in the near future.

We had a net loss of $9,861 for the three months ended June 30, 2014, compared to a net income of $6,982 for the three months ended June 30, 2013. We had a net loss of $19,824 for the six months ended June 30, 2014 compared to a net income of $5,005 for the six month ended June 30, 2013.

Liquidity and Capital Resources

Our cash on June 30, 2014 was $209,216.  We had an additional amount of $205,536 in Certificates of Deposit.

Cash flows used in operating activities were $15,770 for the six months ended June 30, 2014, compared to cash flows provided by operating activities of $18,369 for the six months ended June 30, 2013. EastMountain Alternative Energy, LLC, a related party, terminated the asset management services contract as of December 31, 2013. We had revenues of $-0- for the six months ended June 30, 2014, compared to $38,913 for the six months ended June 30, 2013.

Net cash used in investing activities was $70 for the six months ended June 30, 2014, compared to net cash used in investing activities of $7,272 for the six months ended June 30, 2013.

Over the next twelve months we do not expect any material capital costs in our operations.

We believe that we have sufficient capital in the next twelve months for our current level of operations. While we lost our only source of revenue, effective December 31, 2013, we are seeking replacement clients, although we have no definite arrangements at this point. In the alternative, we may seek a merger candidate, although we have not identified any definitive acquisitions at this time. We do not anticipate needing to raise additional capital resources in the next twelve months.

    In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop alternative energy consulting clients and, consequently, continue our revenues. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

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

We were formed as a Colorado business entity in November, 2007. At the present time, we have been profitable during our three most recent fiscal year ends, but not our most recent fiscal quarter. We cannot guarantee that we will ever return to profitability, and, as a result, we could go out of business.

We have relied upon one client for all of our revenues, which means that the loss of this client could potentially severely impact our operations. If we cannot replace the lost revenue or merge with a company, we could go out of business.

           One client in fiscal year 2013 accounted for 100% of our revenues. This client was a related party, EastMountain Alternative Energy, LLC. EastMountain Alternative Energy, LLC gave notice to us that, effective December 31, 2013, it terminated the asset management services contract it had with us.  We could be materially impacted by the loss of this client. The loss of this one client makes us subject to uncertain revenue results. Since the termination of the asset management services contract between us and EastMountain Alternative Energy, LLC, we no longer provide asset management services to any clients and have no current revenue source going forward. While we have lost our only current source of revenue, we continue to seek additional clients to replace our lost revenue, although we have no definite arrangements at this point. In the alternative, we may seek a merger candidate, although we have not identified any definitive acquisitions at this time. We cannot guarantee that we will be able to replace our lost revenue or to identify a merger candidate. If we cannot either replace our lost revenue or identify a merger candidate, we may eventually cease business. An investor could lose his entire investment.

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

We began generating revenues in 2008. As of June 30, 2014, we had a cash position of $209,216 and an additional $205,536 in Certificates of Deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2014. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital as well as providing consulting services to clients. At the present time, we have no current revenue source going forward. While we have lost our only source of revenue, we continue to seek additional clients to replace our lost revenue, although we have no definite arrangements at this point. In the alternative, we may seek a merger candidate, although we have not identified any definitive acquisitions at this time. We cannot guarantee that we will be able to replace our lost source of revenue or identify a merger candidate. If we cannot either replace our lost source of revenue or identify a merger candidate, we may eventually cease business. An investor could lose his entire investment.

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

      We expect to experience significant variations in revenues and profitability during the year.  At the present time, we have no current revenue source going forward, as of December 31, 2013, and have no definite arrangements at this point to replace this lost revenue. In the alternative, we may seek a merger candidate, although we have not identified any definitive acquisitions at this time. We cannot guarantee that we will be able to replace our lost source of revenue or identify a merger candidate. If we cannot either replace our lost source of revenue or identify a merger candidate, we may eventually cease business. An investor could lose his entire investment.   Further, the timing and receipt of income generated by bringing new alternative energy projects to market is event driven and thus highly variable, which contributes to the volatility of our revenue, and our ability to realize incentive income from our funds may be limited. We cannot predict when, or if, any realization of investments will occur. If we were to have a realization event in a particular quarter, it may have a significant impact on our revenues and profits for that particular quarter which may not be replicated in subsequent quarters. In addition, our equity investments are adjusted for accounting purposes to fair value at the end of each quarter, resulting in revenue attributable to our principal investments, even though we receive no cash distributions from our equity funds, which could increase the volatility of our quarterly earnings.

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

       We have the authority to issue up to 100,000,000 shares of common stock, 1,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval. Although no financing is planned currently, we may need to raise additional capital to fund operating losses. If we raise funds by issuing equity securities, our existing stockholders may experience substantial dilution. In addition, we could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We had a shareholders consent as of April 14, 2014. A total of 8,050,000 shares out of an aggregate of 9,106,250 shares eligible to vote at a meeting of stockholders, representing approximately 88.4%, consented favorably to the following actions, with no negative votes or abstensions:

1.	that the Articles of Incorporation of the Company be amended by increasing the number of authorized Common Shares to One Hundred Million (100,000,000), from Fifty Million (50,000,000).

2.	The reelection of Brian L. Klemsz to our Board of Directors, to hold office until his resignation orremoval or until his successor is elected and qualified; and,

3.	The approval and ratification of EKS&H LLLP as our independent auditors for the fiscal year endingDecember 31, 2014..

ITEM 5.  OTHER INFORMATION

              Effective April 1, 2014, we relocated our principal executive office to 181 W. Boardwalk, Suite 202, Fort Collins, Colorado 80525. We signed a two year lease for a total of 565 square feet of office space at a price of $188 per month plus costs associated with yearly common area fees. For the current year, the additional cost will be $61.  Our phone number is 970-223-4499.

ITEM 6.  EXHIBITS

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
3.3	Amendment to the Articles of Incorporation
10.1**	Service Agreement With Bohemian Companies, LLC
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.INS	XBRL Instance Document
101SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

            * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
 ** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended June 30, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized August 11, 2014.

WEST MOUNTAIN ALTERNATIVE ENERGY, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)