Form 10-Q
period 2014-09-30
WestMountain Alternative Energy Inc
filed 2014-11-12
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  September 30, 2014

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 4, 2014 was 9,106,250.

FORM 10-Q
WestMountain Alternative Energy, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Alternative Energy, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Alternative Energy, Inc.
Balance Sheets
	(Unaudited)
	September 30,	December 31,
	2014	2013
Assets

Cash	$201,839	$225,056
Certificates of deposit	205,564	205,466
Accounts receivable, related party	-	19,390
Income tax receivable	7,891	7,891
Prepaid expenses and other assets	1,435	580
Property and equipment, net	8,097	11,588
Deferred tax asset	6,677	457
Total assets	$431,503	$470,428

Liabilities and Shareholders' Equity
Liabilities:
Indebtedness to related parties	500	700
Accrued liabilities	6,400	18,500
Total liabilities	6,900	19,200

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2014 and 2013
Common stock, $.001 par value; 100,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding 2014 and 2013
Additional paid-in-capital	366,659	366,659
Retained earnings	48,838	75,463
Total shareholders' equity	424,603	451,228
Total liabilities and shareholders' equity	$431,503	$470,428

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statement of Operations (Unaudited)
For the three and nine months ended September 30, 2014 and 2013

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Management fees, related parties	$-	$19,500	$-	$58,412
Total revenue	-	19,500	-	58,412

Operating Expenses
Sales, general and administrative expense	8,418	11,302	32,945	44,134
Total operating expenses	8,418	11,302	32,945	44,134

Net (loss) income from operations	(8,418)	8,198	(32,945)	14,278

Other income/(expense)
Interest income	29	39	100	134
Net (loss) income before income taxes	(8,389)	8,237	(32,845)	14,412
Provision for income taxes	(1,588)	291	(6,220)	1,461
Net (loss) income	$(6,801)	$7,946	$(26,625)	$12,951

Basic and diluted income per share	$(0.00)	$0.00	$(0.00)	$0.00
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250	9,106,250	9,106,250

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2014 and 2013

	For the nine months ended
	September 30,
	2014	2013

Cash flows from operating activities:
Net (loss)income	$(26,625)	$12,951
Adjustments to reconcile net (loss) income to net cash (used)
provided by operating activities:
Deferred tax (benefit)expense	(6,220)	1,575
Depreciation and write off of assets	3,490	1,209
Changes in operating assets and operating liabilities:
Accounts receivable, related party	19,390	19,712
Income tax receivable	-	(1,180)
Prepaid expenses and other assets	(854)	(487)
Income tax payable	-	1,066
Indebtedness to related parties and accrued liabilities	(12,300)	(9,100)
Net cash (used in) provided by operating activities	(23,119)	25,746

Cash flows from investing activities:
Purchases of property and equipment	-	(13,961)
Payments for certificates of deposit	(98)	(132)
Net cash (used in) provided by investing activities	(98)	(14,093)

Net change in cash	(23,217)	11,653

Cash, beginning of period	225,056	207,386

Cash, end of period	$201,839	$219,039
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$-	$-

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

Unaudited Interim Condensed Financial Statements
The accompanying interim financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. However, at September 30, 2014 and December 31, 2013, the Company held no such securities.

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

We received invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was originally for the term of one year, ending December 31, 2009 but was extended to December 31, 2014. As of March 31, 2014, the agreement was terminated by agreement of both parties. Total expenses incurred with Bohemian Companies were $-0- and $3,000 for the three months ended September 30, 2014 and 2013, respectively. Total expenses incurred with Bohemian Companies were $-0- and $9,000 for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 the Company had no balance due to Bohemian Companies, LLC.

We earn management fees based on the size of the funds managed, and incentive income based on the performance of the funds. For the three months ended September 30, 2014 and 2013, we recorded $-0- and $19,550, respectively in revenue for management fees charged to EastMountain Alternative Energy, LLC, a related party through its ownership interest in WestMountain Green, LLC. For the nine months ended September 30, 2014 and 2013, we recorded $-0- and $58,412 in management fee revenue.

WestMountain Alternative Energy, Inc.
Notes to the Financial Statements
(Unaudited)

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

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc. on March 19, 2010, and is considered to be a related party. Total expenses incurred with SP were $500 for the quarters ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, total expenses were $1,700 and $1,800, respectively.  As of September 30, 2014 an accrual of $500 has been recorded for unpaid services.

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

Results of Operations

The following discussion involves our results of operations for the three and nine months ended September 30, 2014 and 2013.

We had revenues of $-0- for the three months ended September 30, 2014, compared to $19,550 for the three months ended September 30, 2013. EastMountain Alternative Energy, LLC, a related party, terminated the asset management services contract as of December 31, 2013. For the nine months ended September 30, 2014 and 2013, we had $-0- and $58,412, respectively, of revenue from the EastMountain Alternative Energy contract.

Operating expenses, consisting primarily of selling, general and administrative costs were $8,418 for the three months ended September 30, 2014, compared to $11,302 for the three months ended September 30, 2013. For the nine months ended September 30, 2014 and 2013, operating expenses were $32,945 and $44,134, respectively. Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees or contract services to increase significantly in the near future.

We had a net loss of $6,801 for the three months ended September 30, 2014, compared to a net income of $7,946 for the three months ended September 30, 2013. We had a net loss of $26,625 for the nine months ended September 30, 2014 compared to a net income of $12,951 for the nine month ended September 30, 2013.

Liquidity and Capital Resources

Our cash on September 30, 2014 was $201,839.  We had an additional amount of $205,564 in Certificates of Deposit.

Cash flows used in operating activities were $23,120 for the nine months ended September 30, 2014, compared to cash flows provided by operating activities of $25,746 for the nine months ended September 30, 2013. EastMountain Alternative Energy, LLC, a related party, terminated the asset management services contract as of December 31, 2013. We had revenues of $-0- for the nine months ended September 30, 2014, compared to $12,951 for the nine months ended September 30, 2013.

Net cash used in investing activities was $98 for the nine months ended September 30, 2014, compared to net cash used in investing activities of $14,093 for the nine months ended September 30, 2013.

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

We began generating revenues in 2008. As of September 30, 2014, we had a cash position of $201,839 and an additional $205,564 in Certificates of Deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2014. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital as well as providing consulting services to clients. At the present time, we have no current revenue source going forward. While we have lost our only source of revenue, we continue to seek additional clients to replace our lost revenue, although we have no definite arrangements at this point. In the alternative, we may seek a merger candidate, although we have not identified any definitive acquisitions at this time. We cannot guarantee that we will be able to replace our lost source of revenue or identify a merger candidate. If we cannot either replace our lost source of revenue or identify a merger candidate, we may eventually cease business. An investor could lose his entire investment.

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

 *    departures of key personnel.

      Of our total outstanding shares as of September 30, 2014, a total of 8,325,000, or approximately 91.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

ITEM 6.  EXHIBITS

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
3.3**	Amendment to the Articles of Incorporation
10.1***	Service Agreement With Bohemian Companies, LLC
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.INS	XBRL Instance Document
101SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

            * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
 ** Previously filed with Form 10-KSB, February 29, 2008.
 *** Previously filed with Form 10-Q, August 11, 2014.

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended September 30, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized November 11, 2014.

WEST MOUNTAIN ALTERNATIVE ENERGY, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)