Form 10-K
period 2014-12-31
WestMountain Alternative Energy Inc
filed 2015-03-31
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2014

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-53029

WESTMOUNTAIN ALTERNATIVE ENERGY, INC.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	26-1315585
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

181 W. Boardwalk, Suite 202
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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 25, 2015 was 9,106,250.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: approximately $965,813 .

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

Operations
We act as a consultant to with respect to client investments in alternative energy projects. We can perform due diligence and ongoing research and evaluation with respect to projects on a fee basis. We are currently generating revenues as a consultant.

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

For four fiscal years prior to the current one, our operations have been profitable. However, at the end of the September 2013, our only client gave notice that effective December 31, 2013, it would terminate its asset management services agreement. With this termination, we no longer provide asset management services to any clients and have no current revenue source going forward. While we no longer currently have a source of revenue, we are pursuing new clients to replace the lost revenue stream and also exploring the possibility of merging with an existing company who has revenues and, potentially, earnings. At this time, we have no definitive arrangements for either replacing its lost revenue or identifying a merger candidate. To date, we have had no discussions with possible acquisition candidates.

We operate out of one office in Colorado. We have no specific plans at this point for additional offices.  On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services included financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensated Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC.  who performed services on our behalf. We received monthly invoices from Bohemian Companies, LLC. As of March 31, 2014, the Service Agreement was terminated by agreement of both parties.

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

Our investor relations department can be contacted at our principal executive office located at our principal office, 181 W. Boardwalk, Suite 202, Fort Collins, Colorado 80525.  Our telephone number is (970) 223-4499. We do not have a corporate website.

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

Risks Related to Our Business and Industry

We have a limited operating history. While we were profitable for the last four fiscal years prior to the most recent one, we have lost our only current client, and we may never be profitable again.  As a result, we could go out of business.

We were formed as a Colorado business entity in November, 2007. For four fiscal years, including last year, our operations were profitable.  However, we have lost our only current client, and have not been able to replace the revenue in the last fiscal year. We cannot guarantee that we will be profitable again. If we do not continue to be profitable, we could go out of business.
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

             We began generating revenues in 2008. As of December 31, 2014, we had a cash position of $185,464 and an additional $205,592 in Certificates of Deposit. Our operating costs for the fiscal year ended December 31, 2014 were $52,492. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

             We depend almost entirely on the efforts and continued employment of Mr. Klemsz, our President and Treasurer. Mr. Klemsz is our primary executive officer, and we will depend on him for nearly all aspects of our operations. In addition, WestMountain Green, LLC, is our only source of external financing. We do not have an employment contract with Mr. Klemsz, and we do not carry key person insurance on his life. The loss of the services of Mr. Klemsz through incapacity or otherwise, would have a material adverse effect on our business. It would be very difficult to find and retain qualified personnel such as Mr. Klemsz and a financing source to replace WestMountain Green, LLC, At the present time, there is no contractual commitment for WestMountain Green, LLC to fund us.

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

The Current Drop in Oil and Natural Gas Prices May have a negative impact on alternative energy production in general and us in particular.

        The Current drop in oil and natural gas prices may have an effect on alternative energy production. Whether this drop has an effect will depend upon the oversupply of oil and natural gas compared to the demand for these products and their pricing compared to alternative energy sources. We believe that if the oversupply of oil and natural gas continues for any substantial amount of time, alternative energy production may be negatively affected, which would have an effect on our ability to develop an alternative energy plan for our Company and would negatively affect us. However, we are unable at this time to predict the outcome of this current drop in oil and natural gas prices on us.

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

 *    departures of key personnel.

      Of our total outstanding shares as of December 31, 2014, a total of 8,325,000, or approximately 91.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

      As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Applicable SEC rules governing the trading of “Penny Stocks” limit the liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock currently trades from time to time and always below $5.00 per share. As a result, our common stock is considered a "penny stock" and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser's agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

Our common shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000, exclusive of the value of principal residence, or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 181 W. Boardwalk, Suite 202, Fort Collins, Colorado 80525, and our telephone number is (970) 223-4499. We signed a two year lease for a total of 565 square feet of office space at a price of $188 per month plus costs associated with yearly common area fees. For the fiscal current year, the additional cost will be $61.We own no real estate nor have plans to acquire any real estate.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of January 12, 2015, there were fifty-nine record holders of our common stock and there were 9,106,250 shares of our common stock outstanding.

Market Information

A limited public market currently exists for shares of our common stock. We began trading on the Over-the-Counter Bulletin Board under the trading symbol WETM in January, 2009.

The following table sets forth the high and low closing bid prices of our common stock on for the periods indicated in 2014 and 2013.

	Closing Bid Price
2014	High	Low
First Quarter	$1.01	$1.01
Second Quarter	$1.01	$0.30
Third Quarter	$0.30	$0.30
Fourth Quarter	$0.30	$0.30

	Closing Bid Price
2013	High	Low
First Quarter	$1.01	$1.01
Second Quarter	$1.01	$1.01
Third Quarter	$1.01	$1.01
Fourth Quarter	$1.01	$1.01

        On January 16, 2015, the closing bid price of our common stock in the OTC Bulletin Board was $0.30 per share and we had no trading volume that day.

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

General

We plan to make early stage investments that will bring alternative energy technologies to commercialization, and then actively manage these investments. We also currently provide consulting to clients with respect to their investments in alternative energy projects. EastMountain Alternative Energy, LLC, a related party, gave notice that, effective December 31, 2013 it would terminate the asset management services contract it had with us.  Historically, we earned management fees based on the size of the funds managed, and incentive income based on the performance of the funds. With the termination of the asset management services contract between us and EastMountain Alternative Energy, LLC, we currently no longer provide asset management services to any clients and have no current revenue source going forward. While we lost our only current source of revenue, we are pursuing new clients to replace the lost revenue stream and also exploring the possibility of merging with an existing company who has revenues and, potentially, earnings. At this time, we have no definitive arrangements for either replacing our lost revenue or identifying a merger candidate.

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

Our principal business address is 181 W Boardwalk, Suite 202, Fort Collins, Colorado 80525. Our phone number is (970) 223-4499. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services included financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensated Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performed services on our behalf. As of March 31, 2014, the Service Agreement was terminated by agreement of both parties.

We have not been subject to any bankruptcy, receivership or similar proceedings.

Results of Operations

 For the year ended December 31, 2014 we had revenues of $-0-. In the comparison year ended December 31, 2013 we had revenues of $77,697. All revenues were generated from a related party, EastMountain Alternative Energy, LLC.  Revenues are based upon EastMountain Alternative Energy, LLC’s committed capital and is reduced by both realized and unrealized losses.

For the years ended December 31, 2014 and 2013 operating expenses were $52,492 and $71,970, respectively. The major component of general and administrative expenses is professional fees.

For the year ended December 31, 2014 we had a net loss of $52,820.  In comparison for the year ended December 31, 2013 we had net income of $6,052. In 2015, the Company booked a full tax allowance against its deferred tax asset.

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

We expect to incur operating profits in future periods when we have developed new revenue sources.

Liquidity and Capital Resources.

As of December 31, 2014, we had cash of $185,464 and $205,592 in certificates of deposit.

For the year ended December 31, 2014 net cash used in operating activities was $39,466, while for the year ended December 31, 2013 net cash provided by operating activities was $31,801.

   For the year ended December 31, 2014 net cash used in investing activities was $126 while for the year ended December 31, 2013 we had net cash used in investing activities of $14,131.

For the years ended December 31, 2014 and December 31, 2013 we had net cash provided by financing activities of   $-0-.

Currently, we believe that we have sufficient capital in the next twelve months for our current level of operations. While we lost our only source of revenue, effective December 31, 2013, we continue to seek replacement clients, although we have no definite arrangements at this point. In the alternative, we may seek a merger candidate, although we have not identified any definitive acquisitions at this time. We do not anticipate needing to raise additional capital resources in the next twelve months.

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

A smaller reporting company is not required to provide the information in this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
WestMountain Alternative Energy, Inc.
Fort Collins, Colorado

We have audited the accompanying balance sheets of WestMountain Alternative Energy, Inc. (the "Company") as of December 31, 2014 and 2013, and the related statements of operations, shareholders' equity, and cash flows for each of the years then ended.  The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

EKS&H LLLP
/s/ EKS&H LLLP
March 4, 2015
Fort Collins, Colorado

WestMountain Alternative Energy, Inc.
Balance Sheets

	December 31,	December 31,
	2014	2013
Assets

Cash	$185,464	$225,056
Certificates of deposit	205,592	205,466
Accounts receivable, related party	-	19,390
Income tax receivable	7,891	7,891
Prepaid expenses and other assets	8,627	580
Property and equipment, net	6,934	11,588
Deferred tax asset	-	457
Total assets	$414,508	$470,428

Liabilities and Shareholders' Equity
Liabilities:
Indebtedness to related parties	800	700
Accrued liabilities	15,300	18,500
Total liabilities	16,100	19,200

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2014 and 2013
Common stock, $.001 par value; 100,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding 2014 and 2013
Additional paid-in-capital	366,659	366,659
Retained earnings	22,643	75,463
Total shareholders' equity	398,408	451,228
Total liabilities and shareholders' equity	$414,508	$470,428

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statements of Operations
For the years ended December 31, 2014 and 2013

	For the years ended
	December 31,
	2014	2013
Revenue:
Management fees, related parties	$-	$77,697
Total revenue	-	77,697

Operating Expenses
Sales, general and administrative expense	52,492	71,970
Total operating expenses	52,492	71,970

Net (loss)income from operations	(52,492)	5,727

Other income/(expense)
Interest income	129	173
Net (loss)income before income taxes	(52,363)	5,900
Provision for income taxes	457	(152)
Net (loss)income	$(52,820)	$6,052

Basic and diluted income per share	$(0.01)	$0.00
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statement of Changes in Shareholders' Equity
For the period December 31, 2012 through December 31, 2014

	Preferred Stock		Common Stock		Additional
		Par		Par	Paid-in	Retained
	Shares	Value	Shares	Value	Capital	Earnings	Total
Balance at December 31, 2012	-	$-	9,106,250	$9,106	$366,659	$69,411	$445,176

Net income, for the year ended
December 31, 2013	-	-	-	-	-	6,052	6,052

Balance at December 31, 2013	-	$-	9,106,250	$9,106	$366,659	$75,463	$451,228

Net loss, for the year ended,
December 31, 2014	-	-	-	-	-	(52,820)	(52,820)

Balance at December 31, 2014	-	$-	9,106,250	$9,106	$366,659	$22,643	$398,408

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statements of Cash Flows
For the years ended December 31, 2014 and 2013

	For the years ended
	December 31,
	2014	2013

Cash flows from operating activities:
Net (loss)income	$(52,820)	$6,052
Adjustments to reconcile net (loss)income to net cash (used)
provided by operating activities:
Deferred tax (benefit)expense	457	1,118
Depreciation and write off of assets	4,654	2,373
Changes in operating assets and operating liabilities:
Accounts receivable, related party	19,390	19,822
Income tax receivable	-	(1,270)
Prepaid expenses and other assets	(8,047)	(494)
Income tax payable	-	-
Indebtedness to related parties and accrued liabilities	(3,100)	4,200
Net cash (used in) provided by operating activities	(39,466)	31,801

Cash flows from investing activities:
Purchases of property and equipment	-	(13,961)
Payments for certificates of deposit	(126)	(170)
Net cash (used in) investing activities	(126)	(14,131)

Net change in cash	(39,592)	17,670

Cash, beginning of period	225,056	207,386

Cash, end of period	$185,464	$225,056
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$-	$-

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  As of December 31, 2014 and 2013 there were no cash equivalents.

Accounts Receivable
Accounts receivable consists of amounts due from the management fees. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. Management records reasonable allowances to fairly represent accounts receivable amounts that are collectable.  For the years ended December 31, 2014 and 2013, the Company did not consider an allowance for doubtful accounts necessary.

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

WestMountain Alternative Energy, Inc.
Notes to the Financial Statements

(1)    Nature of Organization and Summary of Significant Accounting Policies (continued)

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  The tax years 2010-2014 remain open to examination.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

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

(3)  Property and Equipment

The Company's property and equipment consists of a computer and related software.  For the year ended December 31, 2014 the Company recorded $4,654 in depreciation expense and $2,373 for the year ended December 31, 2013. During the 2013 year we purchased new equipment in the amount of $9,712 and software in the amount of $4,250. The equipment and software will be fully depreciated in three years.

(4)  Income Taxes

Income taxes consists of the following:

Provision for taxes
	2014	2013
Current:
Federal	$-	$(1,270)
State	-	-
Total current	-	(1,270)
Deferred:
Federal	362	885
State	95	233
Total deferred	457	1,118

Income tax expense (benefit)	$457	$(152)

WestMountain Alternative Energy, Inc.
Notes to the Financial Statements

(4)  Income Taxes (Continued)

Deferred taxes consists of:
	December 31,
	2014	2013
Deferred tax assets (Liabilities):

Compensation Accruals	-	-
Bad Debt Expenses	-	-
Prepaid Expenses	$(1,634)	$(110)
Fixed Assets	(86)	(780)
Unrealized Losses	-	-
Net operating loss and other carryforwards	10,914	1,347
Accumulated Other Comprehensive Income	-	-
Other	-	-
Total deferred tax asset / (Liability) net	9,194	457

Total deferred tax assets / (Liabilities)	9,194	457
Valuation allowance	(9,194)	-
Net deferred tax assets / (Liabilities)	$-	$457

The expense or benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 15% to income or loss before income taxes as follows for the years ended:
	2014	2013

U.S. federal income tax expense\(benefit) at statutory rates	$(6,922)	$885
Permanent differences	-	-
State income tax expense\(benefit), net of federal impact	(1,815)	233
Other	-	(1,270)
Change in valuation allowance	9,194	-
	$457	$(152)

Reconciliation of change in the net deferred tax assets and liabilities:

	2014	2013
Net change in deferred income tax assets and liabilities from the preceeding table:	$457	1,118
Net change in deferred income tax assets and liabilities associated with Other Comprehensive Income	-	-
Deferred income tax provision for the period	457	1,118

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC, to provide us with certain defined services. These services included financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement. We compensated Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performed services on our behalf.

This Service Agreement was for the term of one year, ending December 31, 2009 but has been extended to March 31, 2014, when the Service Agreement was terminated by agreement of both parties. Total expenses incurred with Bohemian Companies were $3,000 for the year ended December 31, 2014 and $12,000 for the year ended December 31, 2013.  As of December 31, 2014 the Company had no balance due to Bohemian Companies, LLC.

For the year ended December 31, 2013, we recorded $77,697 in revenue for management fees charged to EastMountain Alternative Energy, Inc., a related party through its ownership interest in WestMountain Green, LLC. We earn management fees based on the amount of funds managed, and incentive income based on the performance of the funds. As of December 31, 2013 we recorded $19,390 as an accounts receivable that represents the fourth quarter management fees that are due to us from EastMountain Alternative Energy, LLC, which have been paid. The asset management services contract with EastMountain Alternative Energy, LLC was terminated effective December 31, 2013.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc. on March 19, 2010, and is considered to be a related party.  As of December 31, 2014, an accrual of $800 has been recorded for unpaid services.

 ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of December 31, 2014.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Brian L. Klemsz	56	President, Treasurer, Director
Joni K Troska	55	Secretary

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

Ms. Troska has been the Company’s Secretary since March 2010. She was corporate Secretary of CapTerra Financial Group, Inc. (“CPTA”), a public company, now known as NexCore Healthcare Capital Corp., from January 20, 2009. As of August 2009 she was appointed Treasurer and Chief Financial Officer of CPTA.  Prior to 2009 she was Secretary-Treasurer from its inception in April, 2003 until 2005.  She is no longer either an officer or director of CPTA as of October, 2010. She currently serves as corporate Secretary of WestMountain Company, formerly known as WestMountain Asset Management, Inc and WestMountain Distressed Debt, Inc., both public companies. She started SP Business Solutions, a business consulting service, in April, 2002. Prior to that period, she was employed for fourteen years as the General Accounting Manager and financial liaison for software implementations and acquisition integration by Advanced Energy Industries, Inc., a public international electronics manufacturing company, in Fort Collins, Colorado.  While employed by Advanced Energy, she obtained her business degree in July 2001.

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

We have entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for us.  The owner, Ms. Joni Troska, was appointed our corporate Secretary on March 19, 2010 and is considered to be a related party.  Fees are charged and paid on a quarterly basis.  As of December 31, 2014 an accrual of  $800 has been recorded for unpaid services. Otherwise, our officers and director are not accruing any compensation pursuant to any agreement with us.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our officers or director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2014, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 9,106,250 common shares were issued and outstanding as of December 31, 2014.

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
   (3)  Mr. Klemsz owns 16.8% of WestMountain Green, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services included financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensated Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performed services on our behalf. We received invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement was for the term of one year, ending December 31, 2014. As of March 31, 2014, the Service Agreement was terminated by agreement of both parties. Total expenses incurred with Bohemian Companies were $3,000 for the year ended December 31, 2014 and $12.000 for the year ended December 31, 2013.  As of December 31, 2014 we did not have a balance due to Bohemian Companies, LLC.

For the year ended December 31, 2013, we recorded $77,697 in revenue for management fees charged to EastMountain Alternative Energy, Inc., a related party through its ownership interest in WestMountain Green, LLC. We earn management fees based on the amount of funds managed, and incentive income based on the performance of the funds. As of December 31, 2014 we recorded $19,390 as an accounts receivable that represents fourth quarter management fees that are due to us from EastMountain Alternative Energy, LLC. The asset management services contract with EastMountain Alternative Energy, LLC was terminated effective December 31, 2013.

We entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc on March 19, 2010 and is considered to be a related party.  Fees are charged and paid on a quarterly basis.  As of December 31, 2014 an accrual of $800 has been recorded for unpaid services.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm, EKS&H LLLP billed an aggregate of $16,378 for the year ended December 31, 2014 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports. EKS&H LLLP, billed an aggregate of $15,923 for the year ended December 31, 2013 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

                    (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
3.3***	Amendment to Articles of Incorporation
10.1**	Service Agreement With Bohemian Companies, LLC
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

  *     Previously filed with Form SB-2 Registration Statement, January 2, 2008.
  **   Previously filed with Form 10-KSB Registration Statement, February 29, 2008
  *** Previously filed with Form 10-Q, August 11, 2014

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2015

WESTMOUNTAIN ALTERNATIVE ENERGY, INC.

By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: March 30, 2015	By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Director