Form 10-Q
period 2015-03-31
WestMountain Alternative Energy Inc
filed 2015-05-14
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  March 31, 2015

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, April 15, 2015 was 9,106,250.

FORM 10-Q
WestMountain Alternative Energy, Inc.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Balance Sheets (Unaudited) at March 31, 2015 and December 31, 2014	3

Statements of Operations (Unaudited) for the three months ended March 31, 2015 and 2014	4

Statements of Cash Flows (Unaudited) for the three months ended March 31, 2015 and 2014	5

Notes to the Financial Statements	6

Item 2. Management's Discussion and Analysis and Plan of Operation	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	9

Item 4. Controls and Procedures	9

Item 4T. Controls and Procedures	10

PART II OTHER INFORMATION

Item 1. Legal Proceedings	10

Item 1A. Risk Factors	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	161

Item 5. Other Information	16

Item 6. Exhibits	17

Signatures	18

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Alternative Energy, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Alternative Energy, Inc.
Balance Sheets
	(unaudited)
	March 31,	December 31,
	2015	2014
Assets

Cash	$175,612	$185,464
Certificates of deposit	205,620	205,592
Income tax receivable	7,891	7,891
Prepaid expenses and other assets	8,704	8,627
Property and equipment, net	5,771	6,934
Total assets	$403,598	$414,508

Liabilities and Shareholders' Equity
Liabilities:
Indebtedness to related parties	500	800
Accounts payable and accrued liabilities	20,057	15,300
Total liabilities	20,557	16,100

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2015 and 2014
Common stock, $.001 par value; 100,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding 2015 and 2014
Additional paid-in-capital	366,659	366,659
Retained earnings	7,276	22,643
Total shareholders' equity	383,041	398,408
Total liabilities and shareholders' equity	$403,598	$414,508

 The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statement of Operations (Unaudited)
For the three months ended March 31, 2015 and 2014

	For the three months ended
	March 31,
	2015	2014
Operating Expenses
Sales, general and administrative expense	15,395	12,329
Total operating expenses	15,395	12,329

Net loss from operations	(15,395)	(12,329)

Other income/(expense)
Interest income	28	38
Net loss before income taxes	(15,367)	(12,291)
Provision for income taxes	-	(2,328)
Net loss	$(15,367)	$(9,963)

Basic and diluted income per share	$(0.00)	$(0.00)
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2015 and 2014

	For the three months ended
	March 31,
	2015	2014

Cash flows from operating activities:
Net (loss)income	$(15,367)	$(9,963)
Adjustments to reconcile net (loss)income to net cash (used) provided by operating activities:
Deferred tax (benefit)expense	-	(2,328)
Depreciation and write off of assets	1,163	1,163
Changes in operating assets and operating liabilities:
Accounts receivable, related party	-	19,390
Prepaid expenses and other assets	(77)	(606)
Indebtedness to related parties and accrued liabilities	4,457	(10,400)
Net cash (used in) operating activities	(9,824)	(2,744)

Cash flows from investing activities:
Purchases of property and equipment	-	-
Payments for certificates of deposit	(28)	(37)
Net cash (used in) investing activities	(28)	(37)

Net change in cash	(9,852)	(2,781)

Cash, beginning of period	185,464	225,056

Cash, end of period	$175,612	$222,275
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$-	$-

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Notes to the Financial Statements
(Unaudited)

(1) Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization and Basis of Presentation

WestMountain Alternative Energy, Inc. (the "Company") was incorporated in the state of Colorado on November 13, 2007 and on this date approved its business plan and commenced operations. The Company currently provides consulting services to clients with respect to their investments in alternative energy projects.

Unaudited Interim Condensed Financial Statements
The accompanying interim financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2014 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. At March 31, 2015 and December 31, 2014, the Company held no such securities.

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

WestMountain Alternative Energy, Inc.
Notes to the Financial Statements
(Unaudited)

(2) Related Parties (continued)

This Service Agreement was for the term of one year, ending December 31, 2009 but was extended to March 31, 2014, when the Service Agreement was terminated by agreement of both parties. Total expenses incurred with Bohemian Companies were $-0- for the three months ended March 31, 2015 and $3,000 for the three months ended March 31, 2014. As of March 31, 2015 the Company had no balance due to Bohemian Companies, LLC.

The Company entered into an agreement with SP Business Solutions ("SP") to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc. on March 19, 2010, and is considered to be a related party. Total expenses incurred with SP were $500 and $500 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 an accrual of $500 has been recorded for unpaid services.

 ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

Forward-Looking Statements

           This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly Annual Reports on Form 10-K, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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

Results of Operations

The following discussion involves our results of operations for the three months ended March 31, 2015 and the three months ended March 31, 2014.

We had revenues of $-0- for the three months ended March 31, 2015 and 2014. EastMountain Alternative Energy, LLC, a related party, terminated the asset management services contract as of December 31, 2013.

Operating expenses, consisting primarily of selling, general and administrative costs were $15,395 for the three months ended March 31, 2015, compared to $12,329 for the three months ended March 31, 2014. Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees or contract services to increase significantly in the near future.

We had a net loss of $15,367 for the three months ended March 31, 2015, compared to a net loss of $9,963 for the three months ended March 31, 2014.

Liquidity and Capital Resources

Our cash on March 31, 2015 was $175,612.  We had an additional amount of $205,620 in Certificates of Deposit.

Cash flows used in operating activities were $9,824 for the three months ended March 31, 2015, compared to cash flows used in operating activities of $2,744 for the three months ended March 31, 2014. EastMountain Alternative Energy, LLC, a related party, terminated the asset management services contract as of December 31, 2013. We had revenues of $-0- for the three ended March 31, 2015 and for the three months ended March 31, 2014.

Net cash used in investing activities was $28 for the three months ended March 31, 2015, compared to cash flows used in investing activities of $37 for the three months ended March 31, 2014.

Cash flows provided by financing activities were $-0- for the three months ended March 31, 2015 and March 31, 2014.

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

We have a limited operating history. While we have been profitable in the past, we were not profitable in our recent fiscal year and recent fiscal quarter.  We have lost our only current client and have not been able to replace the revenue. We may never be profitable again, and, as a result, we could go out of business.

We were formed as a Colorado business entity in November, 2007.  While we have been profitable in the past, we were not profitable in our recent fiscal year and recent fiscal quarter.  We have lost our only current client and have not been able to replace the revenue. We cannot guarantee that we will be profitable again. If we do not continue to be profitable, we could go out of business.

We have relied upon one client for all of our revenues, which means that the loss of this client could potentially severely impact our operations. If we cannot replace the lost revenue or merge with a company, we could go out of business.

One client in fiscal year 2013 accounted for 100% of our revenues. This client was a related party, EastMountain Alternative Energy, LLC. EastMountain Alternative Energy, LLC gave notice to us that, effective December 31, 2013, it terminated the asset management services contract it had with us.  We were materially impacted by the loss of this client. The loss of this one client makes us subject to uncertain revenue results. With the termination of the asset management services contract between us and EastMountain Alternative Energy, LLC, we will potentially no longer provide asset management services to any clients and have no current revenue source going forward. While we will lose our only current source of revenue, we plan to seek additional clients to replace our lost revenue, although we have no definite arrangements at this point. In the alternative, we may seek a merger candidate, although we have not identified any definitive acquisitions at this time. We cannot guarantee that we will be able to replace our lost revenue or to identify a merger candidate. If we cannot either replace our lost revenue or identify a merger candidate, we may eventually cease business. An investor could lose his entire investment.

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

We began generating revenues in 2008. As of March 31, 2015, we had a cash position of $175,612 and an additional $205,620 in Certificates of Deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2015. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital as well as providing consulting services to clients. At the present time, we have no current revenue source going forward. While we have lost our only source of revenue, we plan to seek additional clients to replace our lost revenue, although we have no definite arrangements at this point. In the alternative, we may seek a merger candidate, although we have not identified any definitive acquisitions at this time. We cannot guarantee that we will be able to replace our lost source of revenue or identify a merger candidate. If we cannot either replace our lost source of revenue or identify a merger candidate, we may eventually cease business. An investor could lose his entire investment.

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

      If economic conditions are unfavorable, our projects may not perform well and we may not be able to raise money in existing or new projects. Our investments will be materially affected by conditions in the global financial markets and economic conditions throughout the world. The global market and economic climate may deteriorate because of many factors beyond our control, including rising interest rates or inflation, terrorism or political uncertainty. In the event of a market downturn, our businesses could be affected in different ways.

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

In order to successfully commercialize any proprietary technologies, it is possible that we may need to acquire licenses to, or to contest the validity of, issued or pending patents or claims of third parties. We cannot assure you that any license acquired under such patents would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest. In addition, we could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party's patents or in defending the validity or enforceability of our patents, or in bringing patent infringement suits against other parties based on our patents.

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

There has been, and continues to be, a limited public market for our common stock. An active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

•	changes in market valuations of other companies, particularly those that market services such as ours;

•	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of product enhancements that reduce the need for the products our projects may develop;

•	departures of key personnel.

      Of our total outstanding shares as of March 31, 2015, a total of 8,325,000, or approximately 91.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

      As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Applicable SEC rules governing the trading of "Penny Stocks" limit the liquidity of our common stock, which may affect the trading price of our common stock.

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

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended March 31, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized  May 14, 2015.

WEST MOUNTAIN ALTERNATIVE ENERGY, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)