Form 10-Q
period 2015-06-30
WestMountain Alternative Energy Inc
filed 2015-08-12
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  June 30, 2015

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, August 10, 2015 was 9,106,250.

FORM 10-Q
WestMountain Alternative Energy, Inc.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Balance Sheets at June 30, 2015 (Unaudited) and December 31, 2014	3

Statements of Operations (Unaudited) for the three and six months ended June 30, 2015 and 2014	4

Statements of Cash Flows (Unaudited) for the six months ended June 30, 2015 and 2014	5

Notes to the Financial Statements	6

Item 2. Management’s Discussion and Analysis and Plan of Operation	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4. Controls and Procedures	10

Item 4T. Controls and Procedures	00

PART II OTHER INFORMATION

Item 1. Legal Proceedings	11

Item 1A. Risk Factors	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	19

Signatures	20

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Alternative Energy, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Alternative Energy, Inc.
Balance Sheets

	June 30,	December 31,
	2015	2014
Assets	(unaudited)

Cash	$153,739	$185,464
Certificates of deposit	205,648	205,592
Income tax receivable	7,891	7,891
Prepaid expenses and other assets	6,281	8,627
Property and equipment, net	4,608	6,934
Total assets	$378,167	$414,508

Liabilities and Shareholders' Equity
Liabilities:
Indebtedness to related parties	500	800
Accounts payable and accrued liabilities	6,300	15,300
Total liabilities	6,800	16,100

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2015 and 2014
Common stock, $.001 par value; 100,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding 2015 and 2014
Additional paid-in-capital	366,659	366,659
Retained earnings	(4,398)	22,643
Total shareholders' equity	371,367	398,408
Total liabilities and shareholders' equity	$378,167	$414,508

 The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statement of Operations (Unaudited)
For the three and six months ended June 30, 2015 and 2014

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating Expenses
Sales, general and administrative expense	$11,703	$12,197	$27,099	$24,527
Total operating expenses	11,703	12,197	27,099	24,527

Net loss from operations	(11,703)	(12,197)	(27,099)	(24,527)

Other income/(expense)
Interest income	29	32	58	71
Net (loss) income before income taxes	(11,674)	(12,165)	(27,041)	(24,456)
Provision (benefit) for income taxes	-	(2,304)	-	(4,632)
Net loss	$(11,674)	$(9,861)	$(27,041)	$(19,824)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250	9,106,250	9,106,250

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2015 and 2014

	For the six months ended
	June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(27,041)	$(19,824)
Adjustments to reconcile net loss to net cash (used in)
operating activities:
Deferred tax (benefit)	-	(4,632)
Depreciation and write off of assets	2,326	2,327
Changes in operating assets and operating liabilities:
Accounts receivable, related party	-	19,390
Prepaid expenses and other assets	2,346	(855)
Indebtedness to related parties and accrued liabilities	(9,300)	(12,176)
Net cash (used in) operating activities	(31,669)	(15,770)

Cash flows from investing activities:
Purchases of property and equipment	-	-
Payments for certificates of deposit	(56)	(70)
Net cash (used in) investing activities	(56)	(70)

Net change in cash	(31,725)	(15,840)

Cash, beginning of period	185,464	225,056

Cash, end of period	$153,739	$209,216
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$-	$-

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Notes to the Financial Statements
(Unaudited)

(1) Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization and Basis of Presentation

WestMountain Alternative Energy, Inc. (the "Company") was incorporated in the state of Colorado on November 13, 2007 and on this date approved its business plan and commenced operations. The Company is in the business to provide consulting services to clients with respect to their investments in alternative energy projects.

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. At June 30, 2015 and December 31, 2014, the Company held no such securities.

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

WestMountain Alternative Energy, Inc.
Notes to the Financial Statements
(Unaudited)

(2) Related Parties (continued)

This Service Agreement was for the term of one year, ending December 31, 2009 but was extended to March 31, 2014, when the Service Agreement was terminated by agreement of both parties. Total expenses incurred with Bohemian Companies for the three months ended June 30, 2015 and 2014 was $-0-. For the six months ended June 30, 2015 total expenses were $-0- and for June 30, 2014 it was $3,000.  As of June 30, 2015 the Company had no balance due to Bohemian Companies, LLC.

The Company entered into an agreement with SP Business Solutions ("SP") to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc. on March 19, 2010, and is considered to be a related party. Total expenses incurred with SP were $500 and $500 for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015, total accounting expenses incurred was $1,300 and $1,200 for the six months ended June 30, 2014. As of June 30, 2015 an accrual of $500 has been recorded for unpaid services.

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

General

We plan to make early stage investments that will bring alternative energy technologies to commercialization, and then actively manage these investments. We are also in the business to provide consulting to clients with respect to their investments in alternative energy projects. EastMountain Alternative Energy, LLC, a related party, gave notice that, effective December 31, 2013 it would terminate the asset management services contract it had with us.  Historically, we earned management fees based on the size of the funds managed, and incentive income based on the performance of the funds. With the termination of the asset management services contract between us and EastMountain Alternative Energy, LLC, we currently no longer provide asset management services to any clients and have no current revenue source going forward. While we lost our only current source of revenue, we are pursuing new clients to replace the lost revenue stream and also exploring the possibility of merging with an existing company who has revenues and, potentially, earnings. At this time, we have no definitive arrangements for either replacing our lost revenue or identifying a merger candidate.

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

Results of Operations

The following discussion involves our results of operations for the three and six months ended June 30, 2015 and June 30, 2014.

We had revenues of $-0- for the three and six months ended June 30, 2015 and 2014. EastMountain Alternative Energy, LLC, a related party, terminated the asset management services contract as of December 31, 2013.

Operating expenses, consisting primarily of selling, general and administrative costs were $11,703 for the three months ended June 30, 2015, compared to $12,197 for the three months ended June 30, 2014. For the six months ended June 30, 2015 and 2014, operating expenses were $27,099 and $24,527, respectively. Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees or contract services to increase significantly in the near future.

We had a net loss of $11,674 for the three months ended June 30, 2015, compared to a net loss of $9,861 for the three months ended June 30, 2014. Additionally, the net loss for the six months ended June 30, 2015 and 2014 were $27,041 and $19,824, respectively.

Liquidity and Capital Resources

Our cash on June 30, 2015 was $153,739.  We had an additional amount of $205,648 in Certificates of Deposit.

Cash flows used in operating activities were $31,669 and $15,770 for the six months ended June 30, 2015 and 2014, respectively. EastMountain Alternative Energy, LLC, a related party, terminated the asset management services contract as of December 31, 2013. We had revenues of $-0- for the six months ended June 30, 2015 and for the six months ended June 30, 2014.

Net cash used in investing activities was $56 for the six months ended June 30, 2015, compared to cash flows used in investing activities of $70 for the six months ended June 30, 2014.

Cash flows provided by financing activities were $-0- for the six months ended June 30, 2015 and June 30, 2014.

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

We have a limited operating history. While we were profitable for the last four fiscal years prior to the most recent one, we were not profitable in our most recent fiscal quarter.  We have lost our only current client and have not been able to replace the revenue. We may never be profitable again, and, as a result, we could go out of business.

We were formed as a Colorado business entity in November, 2007. For four fiscal years, prior to our most recent fiscal year end, our operations were profitable.  However, we were not profitable in our most recent fiscal quarter. We have lost our only current client and have not been able to replace the revenue. We cannot guarantee that we will be profitable again. If we do not continue to be profitable, we could go out of business.

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

We began generating revenues in 2008. As of June 30, 2015, we had a cash position of $153,739 and an additional $205,648 in Certificates of Deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2015. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital as well as providing consulting services to clients. At the present time, we have no current revenue source going forward. While we have lost our only source of revenue, we plan to seek additional clients to replace our lost revenue, although we have no definite arrangements at this point. In the alternative, we may seek a merger candidate, although we have not identified any definitive acquisitions at this time. We cannot guarantee that we will be able to replace our lost source of revenue or identify a merger candidate. If we cannot either replace our lost source of revenue or identify a merger candidate, we may eventually cease business. An investor could lose his entire investment.

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

 *    departures of key personnel.

      Of our total outstanding shares as of June 30, 2015, a total of 8,325,000, or approximately 91.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended June 30, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized  August 12, 2015.

WEST MOUNTAIN ALTERNATIVE ENERGY, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)