Form 10-Q
period 2015-09-30
WestMountain Alternative Energy Inc
filed 2015-11-05
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  September 30, 2015

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, October 27, 2015 was 9,106,250.

FORM 10-Q
WestMountain Alternative Energy, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Alternative Energy, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Alternative Energy, Inc.
Balance Sheets

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets

Cash	$193,740	$185,464
Certificates of deposit	155,675	205,592
Income tax receivable	7,891	7,891
Prepaid expenses and other assets	3,858	8,627
Property and equipment, net	3,443	6,934
Total assets	$364,607	$414,508

Liabilities and Shareholders' Equity
Liabilities:
Indebtedness to related parties	500	800
Accounts payable and accrued liabilities	4,300	15,300
Total liabilities	4,800	16,100

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2015 and 2014
Common stock, $.001 par value; 100,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding 2015 and 2014
Additional paid-in-capital	366,659	366,659
(Accumulated deficit)/retained earnings	(15,958)	22,643
Total shareholders' equity	359,807	398,408
Total liabilities and shareholders' equity	$364,607	$414,508

 The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statements of Operations (unaudited)
For the three and nine months ended September 30, 2015 and 2014

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating Expenses
Sales, general and administrative expense	$11,587	$8,418	$38,685	$32,945
Total operating expenses	11,587	8,418	38,685	32,945

Net (loss)income from operations	(11,587)	(8,418)	(38,685)	(32,945)

Other income/(expense)
Interest income	27	29	84	100
Net (loss)income before income taxes	(11,560)	(8,389)	(38,601)	(32,845)
Provision for income taxes	-	(1,588)	-	(6,220)
Net (loss )income	$(11,560)	$(6,801)	$(38,601)	$(26,625)

Basic and diluted income per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250	9,106,250	9,106,250

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2015 and 2014

	For the nine months ended
	September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(38,601)	$(26,625)
Adjustments to reconcile net loss to net cash (used in)
operating activities:
Deferred tax (benefit)	-	(6,220)
Depreciation and write off of assets	3,491	3,490
Changes in operating assets and operating liabilities:
Accounts receivable, related party	-	19,390
Prepaid expenses and other assets	4,769	(854)
Accounts payable and accrued liabilities	(11,000)	-
Indebtedness to related parties	(300)	(12,300)
Net cash (used in) operating activities	(41,641)	(23,119)

Cash flows from investing activities:
Purchases of property and equipment	-	-
Withdrawals from (additions to) certificates of deposit	49,917	(98)
Net cash provided by (used in) investing activities	49,917	(98)

Net change in cash	8,276	(23,217)

Cash, beginning of period	185,464	225,056

Cash, end of period	$193,740	$201,839
Supplemental disclosure of cash flow information:
Income tax	$-	$-

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. At September 30, 2015 and December 31, 2014, the Company held no such securities.

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

This Service Agreement was for the term of one year, ending December 31, 2009 but was extended to March 31, 2014, when the Service Agreement was terminated by agreement of both parties. Total expenses incurred with Bohemian Companies were $-0- for the three months ended September 30, 2015 and 2014. Total expenses incurred with Bohemian Companies were $-0- for the nine months ended September 30, 2015 and 2014. The Company had no balance due to Bohemian Companies, LLC.

The Company entered into an agreement with SP Business Solutions ("SP") to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc. on March 19, 2010, and is considered to be a related party. Total expenses incurred with SP were $500 and $500 for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015, total accounting expenses incurred was $1,500 and $1,500 for the nine months ended September 30, 2014. As of September 30, 2015 an accrual of $500 has been recorded for unpaid services.

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

Results of Operations

The following discussion involves our results of operations for the three and nine months ended September 30, 2015 and September 30, 2014.

We had revenues of $-0- for the three and nine months ended September 30, 2015 and 2014.

Operating expenses, consisting primarily of selling, general and administrative costs, were $11,587 for the three months ended September 30, 2015, compared to $8,418 for the three months ended September 30, 2014. For the nine months ended September 30, 2015 and 2014, operating expenses were $38,685 and $32,945, respectively. Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees or contract services to increase significantly in the near future.

We had a net loss of $11,560 for the three months ended September 30, 2015, compared to a net loss of $6,801 for the three months ended September 30, 2014. Additionally, the net loss for the nine months ended September 30, 2015 and 2014 were $38,601 and $26,625, respectively.

Liquidity and Capital Resources

Our cash on September 30, 2015 was $193,740.  We had an additional amount of $155,675 in Certificates of Deposit.

Cash flows used in operating activities were $41,641 and $23,119 for the nine months ended September 30, 2015 and 2014, respectively. We had revenues of $-0- for the nine months ended September 30, 2015 and 2014. Most of the change in both periods were related to the net loss.

Net cash provided by investing activities was $49,917 for the nine months ended September 30, 2015, compared to cash flows used in investing activities of $98 for the nine months ended September 30, 2014.  In the third quarter of 2015, the Company transferred $50,000 from a certificate of deposit account to a checking account to cover operating expenses.

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

    In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop alternative energy investments and to provide consulting to clients with respect to their investments in alternative energy projects. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

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

One client in fiscal year 2013 accounted for 100% of our revenues. This client was a related party, EastMountain Alternative Energy, LLC. EastMountain Alternative Energy, LLC gave notice to us that, effective December 31, 2013, it terminated the asset management services contract it had with us.  We have been materially impacted by the loss of this client. The loss of this one client makes us subject to uncertain revenue results. With the termination of the asset management services contract between us and EastMountain Alternative Energy, LLC, we will no longer provide asset management services to any clients and have no current revenue source going forward. While we have lost our only source of revenue, we continue to seek additional clients to replace our lost revenue, although we have no definite arrangements at this point. In the alternative, we may seek a merger candidate, although we have not identified any definitive acquisitions at this time. We cannot guarantee that we will be able to replace our lost revenue or to identify a merger candidate. If we cannot either replace our lost revenue or identify a merger candidate, we may eventually cease business. An investor could lose his entire investment.

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

We began generating revenues in 2008. As of September 30, 2015, we had a cash position of $193,740 and an additional $155,675 in Certificates of Deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2015. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital as well as providing consulting services to clients. At the present time, we have no current revenue source going forward. While we have lost our only source of revenue, we continue to seek additional clients to replace our lost revenue, although we have no definite arrangements at this point. In the alternative, we may seek a merger candidate, although we have not identified any definitive acquisitions at this time. We cannot guarantee that we will be able to replace our lost source of revenue or identify a merger candidate. If we cannot either replace our lost source of revenue or identify a merger candidate, we may eventually cease business. An investor could lose his entire investment.

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

 *    departures of key personnel.

      Of our total outstanding shares as of September 30, 2015, a total of 8,325,000, or approximately 91.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended September 30, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized November 5, 2015.

WEST MOUNTAIN ALTERNATIVE ENERGY, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)