Form 10-K
period 2015-12-31
WestMountain Alternative Energy Inc
filed 2016-03-15
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2015

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

Common Stock $0.001 per share par value

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 9, 2016 was 9,106,250.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fourth fiscal quarter is approximately $198,713.

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

PART I

Item 1. DESCRIPTION OF BUSINESS.

Narrative Description of the Business

We plan to make early stage investments that will bring alternative energy technologies to commercialization and then actively manage these investments. We plan to generate management fees based on the size of the investments that we oversee and incentive income based on the performance of these investments.  Our principal business has been to provide consulting to related parties with respect to their investments in alternative energy projects.

As to our investments, we will not limit ourselves to any single area of alternative energy. We will look at any and all forms of alternative energy. We actively screen investments with emphasis towards finding opportunities with potential for long term success.

Operations

In the past, we have acted as a consultant to with respect to client investments in alternative energy projects. We performed due diligence and ongoing research and evaluation with respect to projects on a fee basis. We are not currently generating revenues as a consultant.

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

For the fiscal years ended 2015 and 2014, we have not been profitable. While we lost our only source of revenue, we have been pursuing new clients to replace the lost revenue stream and are also exploring the possibility of merging with an existing company who has revenues and, potentially, earnings. At this time, we have no definitive arrangements for either replacing our lost revenue or identifying a merger candidate.

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

Risks Related to Our Business and Industry

We have a limited operating history. While we were profitable for the last four fiscal years prior to 2014, we have lost our only client, and we may never be profitable again.  As a result, we could go out of business.

We were formed as a Colorado business entity in November, 2007. For three fiscal years, prior to 2014, our operations were profitable.  However, we have lost our only client, and have not been able to replace the revenue in the last two fiscal years. We cannot guarantee that we will be profitable again. If we continue to be not profitable, we could go out of business.

We have relied upon one client for all of our revenues, which means that the loss of this client has severely impacted our operations. If we cannot replace the lost revenue or merge with a company, we could go out of business.

One client in fiscal year 2013 accounted for 100% of our revenues. This client was a related party, EastMountain Alternative Energy, LLC. EastMountain Alternative Energy, LLC gave notice to us that, effective December 31, 2013, it planned to terminate the asset management services contract it had with us.  We have been and could continue to be materially impacted by the loss of this client. The loss of this one client makes us subject to uncertain revenue results. With the termination of the asset management services contract between us and EastMountain Alternative Energy, LLC, we no longer provide asset management services to any clients and have no current revenue source going forward. While we have lost our only source of revenue, we have been seeking additional clients to replace our lost revenue, although we have no definite arrangements at this point. In the alternative, we may seek a merger candidate, although we have not identified any definitive acquisitions at this time. We cannot guarantee that we will be able to replace our lost revenue or to identify a merger candidate. If we cannot either replace our lost revenue or identify a merger candidate, we may eventually cease business. An investor could lose his entire investment.

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

             We began generating revenues in 2008. As of December 31, 2015, we had a cash position of $186,462 and an additional $155,714 in Certificates of Deposit. Our operating costs for the fiscal year ended December 31, 2015 were $65,999. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

We may experience significant variations in revenues and profitability during the year based upon potential future equity investments we may develop . If we engage in future equity investments, the timing and receipt of income generated by bringing new alternative energy projects to market is event driven and thus highly variable, which contributes to the volatility of our revenue, and our ability to realize incentive income from our potential funds may be limited. We cannot predict when, or if, any realization of any potential investments will occur. If we were to have a realization event in a particular quarter, it may have a significant impact on our revenues and profits for that particular quarter which may not be replicated in subsequent quarters. In addition, our potential equity investments would be adjusted for accounting purposes to fair value at the end of each quarter, resulting in revenue attributable to our potential principal investments, even though we would receive no cash distributions from our equity funds, which could increase the volatility of our quarterly earnings. We have no such equity investments at this time.

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

We have only operated as a public company since January, 2009. We trade on a limited basis on the OTC Bulletin Board under the trading symbol WETM. Thus, we have limited experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate successfully as a public company could be the basis of your losing your entire investment in us.

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

 *    departures of key personnel.

      Of our total outstanding shares as of December 31, 2015, a total of 8,325,000, or approximately 91.4%, is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 181 W. Boardwalk, Suite 202, Fort Collins, Colorado 80525, and our telephone number is (970) 223-4499. We signed a two year lease, ending in 2016, for a total of 565 square feet of office space at a price of $188 per month plus costs associated with yearly common area fees. For the fiscal current year, the additional cost will be $61.We own no real estate nor have plans to acquire any real estate.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to smaller reporting companies.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders
As of February 11, 2016, there were fifty-five record holders of our common stock and there were 9,106,250 shares of our common stock outstanding.

Market Information

A limited public market currently exists for shares of our common stock. We began trading on the Over-the-Counter Bulletin Board under the trading symbol WETM in January, 2009.

The following table sets forth the high and low closing bid prices of our common stock on for the periods indicated in 2015 and 2014.

The following table sets forth the high and low closing bid prices of our common stock on for the periods indicated in 2015 and 2014.

	Closing Bid Price
2015	High	Low
First Quarter	$0.30	$0.30
Second Quarter	$0.30	$0.30
Third Quarter	$0.30	$0.30
Fourth Quarter	$0.30	$0.21

	Closing Bid Price
2014	High	Low
First Quarter	$1.01	$1.01
Second Quarter	$1.01	$0.30
Third Quarter	$0.30	$0.30
Fourth Quarter	$0.30	$0.30

On January 16, 2016, the closing bid price of our common stock in the OTC Bulletin Board was $0.21 per share and we had no trading volume that day.

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

General

We plan to make early stage investments that will bring alternative energy technologies to commercialization, and then actively manage these investments. We also currently are in the business to provide consulting to clients with respect to their investments in alternative energy projects. We lost our only management services client, effective December 31, 2013.  Historically, we earned management fees based on the size of the funds managed, and incentive income based on the performance of the funds. With the cessation of the asset management services contract between us and EastMountain Alternative Energy, LLC, we no longer provide asset management services to any clients and have no current revenue source going forward. While we lost our only current source of revenue, we have been pursuing new clients to replace the lost revenue stream and also exploring the possibility of merging with an existing company who has revenues and, potentially, earnings. At this time, we have no definitive arrangements for either replacing our lost revenue or identifying a merger candidate.

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

Results of Operations

 For the years ended December 31, 2015 and 2014, we had revenues of $-0-.

For the years ended December 31, 2015 and 2014, operating expenses were $63,499 and $52,492, respectively. The major component of general and administrative expenses is professional fees.

For the years ended December 31, 2015 and 2014, we had a net loss of $63,376 and net loss of $52,820 respectively.   In 2015, the Company booked a full tax allowance against its deferred tax asset.

  Our ability to maintain profitability and positive cash flow is dependent upon our ability our ability to generate revenues, and to a lesser extent, to successfully develop investments.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $70,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds.

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

We expect to incur operating profits in future periods when we have developed new revenue sources. Currently, we continue to incur operating losses and expect to do so until we can develop a reliable revenue source.
Liquidity and Capital Resources.

As of December 31, 2015, we had cash of $186,462 and $155,714 in certificates of deposit.

For the year ended December 31, 2015 net cash used in operating activities was $48,880, while for the year ended December 31, 2014 net cash used by operating activities was $39,466.

   For the year ended December 31, 2015 net cash provided investing activities was $49,878 while for the year ended December 31, 2014 we had net cash used in investing activities of $126. In 2015, the Company transferred $49,878 from a certificate of deposit account into a cash account. In the first quarter of 2016, the money was reinvested into another certificate of deposit account.

For the years ended December 31, 2015 and December 31, 2014 we had net cash provided by financing activities of   $-0-.

Currently, we believe that we have sufficient capital in the next twelve months for our current level of operations. We have been seeking replacement clients, although we have no definite arrangements at this point. In the alternative, we may seek a merger candidate, although we have not identified any definitive acquisitions at this time. We do not anticipate needing to raise additional capital resources in the next twelve months.

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

Recently Issued Accounting Pronouncements

On August 27, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which is intended to define management's responsibility to evaluate whether there is substantial doubt about the Company's ability to continue as a going concern and to provide related footnote disclosures. This standard will be effective for the Company for the year ending on October 31, 2016. Early application is permitted. The Company is currently evaluating the impact of ASU No. 2014-15.

 In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." This update requires an entity to classify deferred tax liabilities and assets as non-current within a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual reporting period. We adopted ASU 2015-17 on a prospective basis as of December 31, 2015. The adoption of ASU 2015-17 did not have an impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
WestMountain Alternative Energy, Inc.
Fort Collins, Colorado

We have audited the accompanying balance sheets of WestMountain Alternative Energy, Inc. (the "Company") as of December 31, 2015 and 2014, and the related statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years then ended.  The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

EKS&H LLLP
/s/ EKS&H LLLP
March 14, 2016
Denver, Colorado

WestMountain Alternative Energy, Inc.
Balance Sheets

	December 31,	December 31,
	2015	2014
Assets

Cash	$186,462	$185,464
Certificates of deposit	155,714	205,592
Income tax receivable	7,891	7,891
Prepaid expenses and other assets	1,485	8,627
Property and equipment, net	2,280	6,934
Total assets	$353,832	$414,508

Liabilities and Shareholders' Equity
Liabilities:
Indebtedness to related parties	800	800
Accounts payable and accrued liabilities	18,000	15,300
Total liabilities	18,800	16,100

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2015 and 2014
Common stock, $0.001 par value; 100,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding 2015 and 2014
Additional paid-in-capital	366,659	366,659
(Accumulated deficit) retained earnings	(40,733)	22,643
Total shareholders' equity	335,032	398,408
Total liabilities and shareholders' equity	$353,832	$414,508

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statements of Operations

	For the years ended
	December 31
	2015	2014
Operating Expenses
Sales, general and administrative expense	$63,499	$52,492
Total operating expenses	63,499	52,492

Net (loss) from operations	(63,499)	(52,492)

Other income/(expense)
Interest income	123	129
Net (loss) before income taxes	(63,376)	(52,363)
Provision for income taxes	-	457
Net (loss)	$(63,376)	$(52,820)

Basic and diluted income per share	$(0.01)	$(0.01)
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statement of Changes in Shareholders' Equity

						(Accumulated
	Preferred Stock		Common Stock		Additional	Deficit)
		Par		Par	Paid-in	Retained
	Shares	Value	Shares	Value	Capital	Earnings	Total
Balance at December 31, 2013	-	$-	9,106,250	$9,106	$366,659	$75,463	$451,228

Net loss, for the year ended,
December 31, 2014	-	-	-	-	-	(52,820)	(52,820)

Balance at December 31, 2014	-	$-	9,106,250	$9,106	$366,659	$22,643	$398,408

Net loss, for the year ended,
December 31, 2015	-	-	-	-	-	(63,376)	(63,376)

Balance at December 31, 2015	-	$-	9,106,250	$9,106	$366,659	$(40,733)	$335,032

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statements of Cash Flows

	For the years ended
	December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(63,376)	$(52,820)
Adjustments to reconcile net loss to net cash (used in)
operating activities:
Deferred tax (benefit)	-	457
Depreciation and write off of assets	4,654	4,654
Changes in operating assets and operating liabilities:
Accounts receivable, related party	-	19,390
Prepaid expenses and other assets	7,142	(8,047)
Accounts payable and accrued liabilities	2,700	-
Accrued liabilities, related parties	-	(3,100)
Net cash (used in) operating activities	(48,880)	(39,466)

Cash flows from investing activities:
Purchases of property and equipment	-	-
Payment for certificates of deposit	-	(126)
Proceeds from certificates of deposit	49,878	-
Net cash provided by(used in) investing activities	49,878	(126)

Net change in cash	998	(39,592)

Cash, beginning of year	185,464	225,056

Cash, end of year	$186,462	$185,464
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$-	$-

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  As of December 31, 2015 and 2014 there were no cash equivalents.

Accounts Receivable
Accounts receivable consists of amounts due from the management fees. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. Management records reasonable allowances to fairly represent accounts receivable amounts that are collectable.  For the years ended December 31, 2015 and 2014, the Company did not consider an allowance for doubtful accounts necessary.

Revenue
The Company plans to generate revenue by earning consulting fees and raising, investing and managing private equity and direct investment funds for high net worth individuals and institutions. Revenue is recognized through management fees based on the size of the funds that are managed and incentive income based on the performance of these funds.

Incentive revenue is recognized under the full accrual method. Under the full accrual method, profit may be realized in full when funds are invested and managed, provided (1) the profit is determinable and (2) the earnings process is virtually complete (the Company is not obligated to perform significant activities).

Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, certificates of deposit, accounts payable, and accrued liabilities, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Property and Equipment
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

Income Taxes
The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Considerable judgment is required in determining when these events may occur and whether recovery of an asset, including the utilization of a net operating loss or other carryforward prior to its expiration, is more likely than not.

WestMountain Alternative Energy, Inc.
Notes to the Financial Statements

(1)    Nature of Organization and Summary of Significant Accounting Policies (continued)

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as "major" tax jurisdictions, as defined.  The tax years 2011-2015 remain open to examination.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

Recently Issued Accounting Pronouncements
On August 27, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which is intended to define management's responsibility to evaluate whether there is substantial doubt about the Company's ability to continue as a going concern and to provide related footnote disclosures. This standard will be effective for the Company for the year ending on October 31, 2016. Early application is permitted. The Company is currently evaluating the impact of ASU No. 2014-15.

 In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." This update requires an entity to classify deferred tax liabilities and assets as non-current within a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual reporting period. We adopted ASU 2015-17 on a prospective basis as of December 31, 2015. The adoption of ASU 2015-17 did not have an impact on our financial statements.

 (2)   Certificates of Deposit

The Company has made it a policy to invest funds over and above the forecasted operating expenses in certificates of deposit.  Certificate of deposits typically have contractual maturities of 90-180 days.

(3)  Property and Equipment

The Company's property and equipment consists of a computer and related software.  As of December 31, 2015, the cost of property and equipment was $22,913 and accumulated depreciation was $20,633.  As of December 31, 2014, the cost of property and equipment was $22,913 and accumulated depreciation was $15,979.For each of the years ended December 31, 2015 and 2014, the Company recorded $4,654 in depreciation expense.

 (4)  Income Taxes

Income taxes consist of the following:

Provision for taxes
	2015	2014
Deferred:
Federal	$-	$362
State	-	95
Total deferred	-	457

Income tax expense (benefit)	$-	$457

WestMountain Alternative Energy, Inc.
Notes to the Financial Statements

(4)  Income Taxes (Continued)

Deferred taxes consists of:
	December 31,
	2015	2014
Deferred tax assets (Liabilities):

Prepaid Expenses	$(281)	$(1,634)
Fixed Assets	639	(86)
Net operating loss and other carryforwards	22,490	10,914
Total deferred tax asset / (Liability) net	22,848	9,194

Total deferred tax assets / (Liabilities)	22,848	9,194
Valuation allowance	(22,848)	(9,194)
Net deferred tax assets / (Liabilities)	$-	$-

The expense or benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 15% to income or loss before income taxes as follows for the years ended:

	2015	2014

U.S. federal income tax expense\(benefit) at statutory rates	$(9,881)	$(6,922)
State income tax expense\(benefit), net of federal impact	(2,595)	(1,815)
Change in valuation allowance	12,476	9,194
	$-	$457

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

This Service Agreement was for the term of one year, ending December 31, 2009 but was extended to March 31, 2014, when the Service Agreement was terminated by agreement of both parties. Total expenses incurred with Bohemian Companies were $-0- for the year ended December 31, 2015 and $3,000 for the year ended December 31, 2014.  As of December 31, 2015 and 2014, the Company had no balance due to Bohemian Companies, LLC.
The Company entered into an agreement with SP Business Solutions ("SP") to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc. on March 19, 2010, and is considered to be a related party.  Total expenses incurred with SP were $2,300 and $2,300 for the fiscal years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, an accrual of $800 has been recorded for unpaid services.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of December 31, 2015.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management's Annual Report on Internal Control Over Financial Reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Brian L. Klemsz	57	President, Treasurer, Director
Joni K Troska	56	Secretary

Mr. Klemsz has been the Company's President, Treasurer, and sole Director since our inception. Since March, 2007, he has been the Chief Investment Officer of BOCO Investments, LLC.  He was President and Chief Investment Officer for GDBA Investments, LLLP, a private investment partnership from May 2000 until February 2007. He is currently also the President, Treasurer, and sole Director of WestMountain Distressed Debt, Inc., and Chairman, Treasurer, and sole Director of WestMountain Company, formerly known as WestMountain Asset Management, Inc., both of which are public companies. Mr. Klemsz received a Masters of Science in Accounting and Taxation in 1993 and a Masters of Science in Finance in 1990 from Colorado State University. He received his Bachelor of Science degree from the University of Colorado in 1981.

Ms. Troska currently serves as corporate Secretary of WestMountain Company, formerly known as WestMountain Asset Management, Inc and WestMountain Distressed Debt, Inc., both public companies. She started SP Business Solutions, a business consulting service, in April, 2002. Prior to that period, she was employed for fourteen years as the General Accounting Manager and financial liaison for software implementations and acquisition integration by Advanced Energy Industries, Inc., a public international electronics manufacturing company, in Fort Collins, Colorado.  While employed by Advanced Energy, she obtained her business degree in July 2001.

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

We have entered into an agreement with SP Business Solutions ("SP") to provide accounting and related services for us.  The owner, Ms. Joni Troska, was appointed our corporate Secretary on March 19, 2010 and is considered to be a related party.  Fees are charged and paid on a quarterly basis.  As of December 31, 2015 an accrual of $800 has been recorded for unpaid services. Otherwise, our officers and director are not accruing any compensation pursuant to any agreement with us.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our officers or director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2015, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 9,106,250 common shares were issued and outstanding as of December 31, 2015.

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
   (3)  Mr. Klemsz owns 16.8% of WestMountain Green, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services included financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensated Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performed services on our behalf. We received invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement was for the term of one year, ending December 31, 2014. As of March 31, 2014, the Service Agreement was terminated by agreement of both parties. Total expenses incurred with Bohemian Companies were $-0- for the year ended December 31, 2015 and $3,000 for the year ended December 31, 2014.  As of December 31, 2015 and 2014, we did not have a balance due to Bohemian Companies, LLC.

The Company entered into an agreement with SP Business Solutions ("SP") to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc. on March 19, 2010, and is considered to be a related party.  Total expenses incurred with SP were $2,300 and $2,300 for the fiscal years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, an accrual of $800 has been recorded for unpaid services.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm, EKS&H LLLP billed an aggregate of $17,240 for the year ended December 31, 2015 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports. EKS&H LLLP, billed an aggregate of $16,378 for the year ended December 31, 2014 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports.

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

  *     Previously filed with Form SB-2 Registration Statement, January 2, 2008.
  **   Previously filed with Form 10-KSB Registration Statement, February 29, 2008
  *** Previously filed with Form 10-Q, August 11, 2014

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2016.

WESTMOUNTAIN ALTERNATIVE ENERGY, INC.

By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: March 14, 2016.	By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Director