Form 10-Q
period 2016-03-31
WestMountain Alternative Energy Inc
filed 2016-05-16
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  March 31, 2016

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-53029

WESTMOUNTAIN ALTERNATIVE ENERGY, INC.
(Exact Name of Issuer as specified in its charter)
.

Colorado	26-1315585
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

1001-A E. Harmony Road, #366
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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, April 15, 2016 was 9,106,250.

FORM 10-Q
WestMountain Alternative Energy, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Alternative Energy, Inc.

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

WestMountain Alternative Energy, Inc.
Condensed Balance Sheets
	(unaudited)
	March 31,	December 31,
	2016	2015
Assets

Cash	$168,486	$186,462
Certificates of deposit	155,749	155,714
Accounts receivable, related party	6,751	-
Income tax receivable	2,140	7,891
Prepaid expenses and other assets	9,167	1,485
Property and equipment, net	1,117	2,280
Total assets	$343,410	$353,832

Liabilities and Shareholders' Equity
Liabilities:
Indebtedness to related parties	500	800
Accounts payable and accrued liabilities	21,749	18,000
Total liabilities	22,249	18,800

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2016 and 2015
Common stock, $0.001 par value; 100,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding 2016 and 2015
Additional paid-in-capital	366,659	366,659
Accumulated deficit	(54,604)	(40,733)
Total shareholders' equity	321,161	335,032
Total liabilities and shareholders' equity	$343,410	$353,832

 The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Condensed Statement of Operations (Unaudited)
For the three months ended March 31, 2016 and 2015

	For the three months ended
	March 31,
	2016	2015
Operating Expenses
Selling, general and administrative expense	$13,906	$15,395
Total operating expenses	13,906	15,395

Net loss from operations	(13,906)	(15,395)

Other income/(expense)
Interest income	35	28
Net loss before income taxes	(13,871)	(15,367)
Provision for income taxes	-	-
Net loss	$(13,871)	$(15,367)

Basic and diluted income per share	$(0.00)	$(0.00)
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2016 and 2015

	For the three months ended
	March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(13,871)	$(15,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and write off of assets	1,163	1,163
Interest income on certificates of deposit	(35)	(28)
Changes in operating assets and operating liabilities:
Accounts receivable, related party	(6,751)	-
Prepaid expenses and other assets	(1,931)	(77)
Accounts payable and accrued liabilities	3,749	-
Accrued liabilities, related parties	(300)	4,457
Net cash (used in) operating activities	(17,976)	(9,852)

Net change in cash	(17,976)	(9,852)

Cash, beginning of period	186,462	185,464

Cash, end of period	$168,486	$175,612

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

Unaudited Interim Condensed Financial Statements
The accompanying interim financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2015 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. At March 31, 2016 and December 31, 2015, the Company held no such securities.

Income Taxes
Deferred income tax assets and liabilities are recognized for the expected future income tax consequences of events that have been included in the consolidated financial statements or income tax returns. Deferred income tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities using tax rates in effect for the years in which the differences are expected to reverse.

In evaluating the ultimate realization of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. Management establishes a valuation allowance if it is more likely than not that all or a portion of the deferred income tax assets will not be utilized. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income, which must occur prior to the expiration of the net operating loss carry forwards.

Recently Issued Accounting Pronouncements
On August 27, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which is intended to define management's responsibility to evaluate whether there is substantial doubt about the Company's ability to continue as a going concern and to provide related footnote disclosures. This standard will be effective for the Company for the year ending on December 31, 2016. Early application is permitted. The Company is currently evaluating the impact of ASU No. 2014-15.

(2) Related Parties

The Company entered into an agreement with SP Business Solutions ("SP") to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc. on March 19, 2010, and is considered to be a related party. Total expenses incurred with SP were $500 and $500 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 an accrual of $500 has been recorded for unpaid services.

An IRS check in the amount of $5,751 has been deposited in a related party checking account. We have recorded this amount as an Accounts receivable, related party in the current quarter. This amount will be received and deposited in the second quarter of 2016.

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

General

We plan to make early stage investments that will bring alternative energy technologies to commercialization, and then actively manage these investments. Historically we have acted as a consultant with respect to client investments in alternative energy projects. We performed due diligence and ongoing research and evaluation with respect to projects on a fee basis. We are not currently generating revenues as a consultant.

EastMountain Alternative Energy, LLC, a related party, gave notice that, effective December 31, 2013 it would terminate the asset management services contract it had with us.  With the termination of the asset management services contract between us and EastMountain Alternative Energy, LLC, we no longer provide asset management services to any clients and have no current revenue source going forward. While we lost our only source of revenue, we are pursuing new clients to replace the lost revenue stream and also exploring the possibility of merging with an existing company who has revenues and, potentially, earnings. At this time, we have no definitive arrangements for either replacing our lost revenue or identifying a merger candidate.

As to our investments, we will not limit ourselves to any single area of alternative energy. We will look at any and all forms of alternative energy. We actively screen investments with emphasis towards finding opportunities with potential for long term success.

Our principal executive offices are located at 181 W. Boardwalk, Suite 202, Fort Collins, Colorado 80525, and our telephone number is (970) 223-4499.  Effective April 1, 2016, our office will be located at 1001-A E. Harmony Road, #366, Fort Collins, Colorado 80525.

We have no specific plans at this point for additional offices.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the three months ended March 31, 2016 and the three months ended March 31, 2015.

We had revenues of $-0- for the three months ended March 31, 2016 and 2015.

Operating expenses, consisting primarily of selling, general and administrative costs were $13,906 for the three months ended March 31, 2016, compared to $15,395 for the three months ended March 31, 2015. Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees or contract services to increase significantly in the near future.

We had a net loss of $13,871 for the three months ended March 31, 2016, compared to a net loss of $15,367 for the three months ended March 31, 2015.

Liquidity and Capital Resources

Our cash on March 31, 2016 was $168,486.  We had an additional amount of $155,749 in Certificates of Deposit.

Cash flows used in operating activities were $17,976 for the three months ended March 31, 2016, compared to cash flows used in operating activities of $9,852 for the three months ended March 31, 2015. We had revenues of $-0- for the three ended March 31, 2016 and for the three months ended March 31, 2015. In March 2016, the Company paid annual fees of $10,000 to OTC Markets that was posted as a prepaid expense and was offset by $833 amortization expense to contract services on the income statement.

Cash flows provided by financing activities were $-0- for the three months ended March 31, 2016 and March 31, 2015.

Over the next twelve months we do not expect any material capital costs in our operations.

Currently, we believe that we have sufficient capital for the next twelve months for our current level of operations. While we lost our only source of revenue, effective December 31, 2013, we continue to seek replacement clients, although we have no definite arrangements at this point. In the alternative, we may seek a merger candidate, although we have not identified any definitive acquisitions at this time. We do not anticipate needing to raise additional capital resources in the next twelve months.

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

 None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

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

We were formed as a Colorado business entity in November, 2007.  While we have been profitable in the past, we were not profitable in our recent fiscal year and recent fiscal quarter.  We have lost our only client and have not been able to replace the revenue. We cannot guarantee that we will be profitable again. If we continue to not be profitable, we could go out of business.

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

We began generating revenues in 2008. As of March 31, 2016, we had a cash position of $168,486 and an additional $155,749 in Certificates of Deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2016. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

Of our total outstanding shares as of March 31, 2016, a total of 8,325,000, or approximately 91.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended March 31, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized  May 16, 2016.

WEST MOUNTAIN ALTERNATIVE ENERGY, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)