Form 10-Q
period 2016-06-30
WestMountain Alternative Energy Inc
filed 2016-08-15
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  June 30, 2016

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, August 12, 2016 was 9,106,250.

FORM 10-Q
WestMountain Alternative Energy, Inc.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements

Condensed Balance Sheets at June 30, 2016 (Unaudited) and December 31, 2015	3

Condensed Statements of Operations (Unaudited) for the three and six months ended June 30, 2016 and 2015	4

Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2016 and 2015	5

Notes to the Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis and Plan of Operation	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4. Controls and Procedures	10

Item 4T. Controls and Procedures	00

PART II OTHER INFORMATION

Item 1. Legal Proceedings	11

Item 1A. Risk Factors	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	19

Signatures	20

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Alternative Energy, Inc.

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

WestMountain Alternative Energy, Inc.
Condensed Balance Sheets

	June 30,	December 31,
	2016	2015
Assets	(Unaudited)

Cash	$154,658	$186,462
Certificates of deposit	155,784	155,714
Accounts receivable, related party	1,000	-
Income tax receivable	2,140	7,891
Prepaid expenses and other assets	6,667	1,485
Property and equipment, net	-	2,280
Total assets	$320,249	$353,832

Liabilities and Shareholders' Equity
Liabilities:
Accrued liabilities, related party	500	800
Accounts payable and accrued liabilities	6,600	18,000
Total liabilities	7,100	18,800

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2016 and 2015
Common stock, $0.001 par value; 100,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding 2016 and 2015
Additional paid-in-capital	366,659	366,659
(Accumulated deficit)	(62,616)	(40,733)
Total shareholders' equity	313,149	335,032
Total liabilities and shareholders' equity	$320,249	$353,832

 The accompanying notes are an integral part of these condensed financial statements.

WestMountain Alternative Energy, Inc.
Condensed Statement of Operations (Unaudited)
For the three and six months ended June 30, 2016 and 2015

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating Expenses
Sales, general and administrative expense	$8,047	$11,703	$21,953	$27,099
Total operating expenses	8,047	11,703	21,953	27,099

Net (loss) from operations	(8,047)	(11,703)	(21,953)	(27,099)

Other income
Interest income	35	29	70	58
Net (loss) before income taxes	(8,012)	(11,674)	(21,883)	(27,041)
Provision for income taxes	-	-	-	-
Net (loss)	$(8,012)	$(11,674)	$(21,883)	$(27,041)

Basic and diluted income per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250	9,106,250	9,106,250

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Alternative Energy, Inc.
Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2016 and 2015

	For the six months ended
	June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(21,883)	$(27,041)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and write off of assets	2,280	2,326
Interest income on certificates of deposit	(70)	(56)
Changes in operating assets and operating liabilities:
Accounts receivable, related party	(1,000)	-
Prepaid expenses and other assets	569	2,346
Accounts payable and accrued liabilities	(11,400)	-
Accrued liabilities, related parties	(300)	(9,300)
Net cash used in operating activities	(31,804)	(31,725)

Net change in cash	(31,804)	(31,725)

Cash, beginning of year	186,462	185,464

Cash, end of year	$154,658	$153,739

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. At June 30, 2016 and December 31, 2015, the Company held no such securities.

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

WestMountain Alternative Energy, Inc.
Notes to the Condensed Financial Statements
(Unaudited)

(2) Related Parties

The Company entered into an agreement with SP Business Solutions ("SP") to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc. on March 19, 2010, and is considered to be a related party. Total expenses incurred with SP were $500 and $500 for the three months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and 2015 an accrual of $500 and $500, respectively, has been recorded for unpaid services.

An IRS check in the amount of $5,751 has been deposited in a related party checking account. We have recorded this amount as an Accounts receivable, related party in the first quarter. This amount was received and deposited in May 2016.

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

Our principal executive offices are located at 1001-A E. Harmony Road, #366, Fort Collins, Colorado 80525.

We have no specific plans at this point for additional offices.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the three and six months ended June 30, 2016 and 2015.

We had revenues of $-0- for the three and six months ended June 30, 2016 and 2015, respectively.

Operating expenses, consisting primarily of selling, general and administrative costs were $8,047 for the three months ended June 30, 2016, compared to $11,703 for the three months ended June 30, 2015. For the six months ended June 30, 2016 and 2015, operating expenses were $21,953 and $27,099, respectively. Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees or contract services to increase significantly in the near future.

We had a net loss of $8,012 for the three months ended June 30, 2016, compared to a net loss of $11,674 for the three months ended June 30, 2015. Additionally, the net loss for the six months ended June 30, 2016 and 2015 were $21,883 and $27,041, respectively.

Liquidity and Capital Resources

Our cash on June 30, 2016 was $154,658.  We had an additional amount of $155,784 in Certificates of Deposit.

Cash flows used in operating activities were $31,804 and $31,725 for the six months ended June 30, 2016 and 2015, respectively. EastMountain Alternative Energy, LLC, a related party, terminated the asset management services contract as of December 31, 2013. We had revenues of $-0- for the six months ended June 30, 2016 and for the six months ended June 30, 2015.

Cash flows provided by financing activities were $-0- for the six months ended June 30, 2016 and June 30, 2015, respectively.

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

Our principal source of liquidity historically was our cash flow generated from our operations and capital contributions.  Our business activity is closely tied to the U.S. economy. Our ability to maintain profitability and positive cash flow is dependent upon our ability to successfully develop alternative energy investments, provide consulting to related parties with respect to their investments in alternative energy projects and our ability to generate revenues.

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

We have a limited operating history. While we have been profitable in the past, we were not profitable in our most recent fiscal year and recent fiscal quarter.  We may never be profitable again, and, as a result, we could go out of business.

We were formed as a Colorado business entity in November, 2007. While we have been profitable in the past, we were not profitable in our most recent fiscal year and recent fiscal quarter. We have lost our only current client and have not been able to replace the revenue. We cannot guarantee that we will be profitable again. If we do not continue to be profitable, we could go out of business.

We had relied upon one client for all of our revenues, which means that the loss of this client has severely impacted our operations. If we cannot replace the lost revenue or merge with a company, we could go out of business.

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

We began generating revenues in 2008. As of June 30, 2016, we had a cash position of $154,658 and an additional $155,784 in Certificates of Deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2016. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated.

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

 *    departures of key personnel.

      Of our total outstanding shares as of June 30, 2016, a total of 8,325,000, or approximately 91.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Reports on Form 8-K

One report was filed under cover of Form 8-K for the fiscal quarter ended June 30, 2016 to report our new corporate address.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized  August 15, 2016.

WEST MOUNTAIN ALTERNATIVE ENERGY, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)