Form 10-Q
period 2016-09-30
WestMountain Alternative Energy Inc
filed 2016-11-14
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  September 30, 2016

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 10, 2016 was 9,106,250.

FORM 10-Q
WestMountain Alternative Energy, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Alternative Energy, Inc.

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

WestMountain Alternative Energy, Inc.
Condensed Balance Sheets

	September 30,	December 31,
	2016	2015
Assets	(Unaudited)

Cash	$149,318	$186,462
Certificates of deposit	155,804	155,714
Accounts receivable, related party	1,000	-
Income tax receivable	2,140	7,891
Prepaid expenses and other assets	4,167	1,485
Property and equipment, net	-	2,280
Total assets	$312,429	$353,832

Liabilities and Shareholders' Equity
Liabilities:
Accrued liabilities, related party	500	800
Accounts payable and accrued liabilities	8,000	18,000
Total liabilities	8,500	18,800

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2016 and 2015
Common stock, $0.001 par value; 100,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding 2016 and 2015
Additional paid-in-capital	366,659	366,659
(Accumulated deficit)	(71,836)	(40,733)
Total shareholders' equity	303,929	335,032
Total liabilities and shareholders' equity	$312,429	$353,832

 The accompanying notes are an integral part of these condensed financial statements.

WestMountain Alternative Energy, Inc.
Condensed Statement of Operations (Unaudited)
For the three and nine months ended September 30, 2016 and 2015

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating Expenses
Sales, general and administrative expense	$9,240	$11,587	$31,193	$38,685
Total operating expenses	9,240	11,587	31,193	38,685

Net (loss) from operations	(9,240)	(11,587)	(31,193)	(38,685)

Other Income
Interest income	20	27	90	84
Net (loss) before income taxes	(9,220)	(11,560)	(31,103)	(38,601)
Provision for income taxes	-	-	-	-
Net (loss)	$(9,220)	$(11,560)	$(31,103)	$(38,601)

Basic and diluted income per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250	9,106,250	9,106,250

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Alternative Energy, Inc.
Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2016 and 2015

	For the nine months ended
	September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(31,103)	$(38,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and write off of assets	2,280	3,491
Interest income on certificates of deposit	(90)	-
Changes in operating assets and operating liabilities:
Accounts receivable, related party	(1,000)	-
Prepaid expenses and other assets	3,069	4,769
Accounts payable and accrued liabilities	(10,000)	(11,000)
Accrued liabilities, related parties	(300)	(300)
Net cash used in operating activities	(37,144)	(41,641)

Cash flows from investing activities:
Proceeds from certificates of deposit	-	49,917
Net cash provided by investing activities	-	49,917

Net change in cash	(37,144)	8,276

Cash, beginning of year	186,462	185,464

Cash, end of year	$149,318	$193,740

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. At September 30, 2016 and December 31, 2015, respectively, the Company held no such securities.

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

Recently Issued Accounting Pronouncements
On August 27, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which is intended to define management's responsibility to evaluate whether there is substantial doubt about the Company's ability to continue as a going concern and to provide related footnote disclosures. This standard will be effective for the Company for the fiscal year ending on December 31, 2016. Early application is permitted. The Company is currently evaluating the impact of ASU No. 2014-15.

WestMountain Alternative Energy, Inc.
Notes to the Condensed Financial Statements
(Unaudited)

(2) Related Parties

The Company entered into an agreement with SP Business Solutions ("SP") to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc. on March 19, 2010, and is considered to be a related party. Total expenses incurred with SP were $500 and $500 for the three months ended September 30, 2016 and 2015, respectively. Total expenses incurred with SP were $1,500 and $1,500 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 an accrual of $500 has been recorded for unpaid services.

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

Forward-Looking Statement

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

Results of Operations

The following discussion involves our results of operations for the three and nine months ended September 30, 2016 and 2015.

We had revenues of $-0- for the three and nine months ended September 30, 2016 and 2015, respectively.

Operating expenses, consisting primarily of selling, general and administrative costs were $9,240 for the three months ended September 30, 2016, compared to $11,587 for the three months ended September 30, 2015. For the nine months ended September 30, 2016 and 2015, operating expenses were $31,193 and $38,685, respectively. Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees or contract services to increase significantly in the near future.

We had a net loss of $9,220 for the three months ended September 30, 2016, compared to a net loss of $11,560 for the three months ended September 30, 2015. Additionally, the net loss for the nine months ended September 30, 2016 and 2015 were $31,103 and $38,601, respectively.

Liquidity and Capital Resources

Our cash on September 30, 2016 was $149,318.  We had an additional amount of $155,804 in Certificates of Deposit.

Cash flows used in operating activities were $37,144 and $41,641 for the nine months ended September 30, 2016 and 2015, respectively. Operating activities for the nine months ended September 30, 2016 consisted of the net loss of $31,103, decreases in accounts payable and accrued liabilities of $10,000, offset by decreases in prepaid expenses and other assets of $3,069, accounts receivable, related party of $1,000 and depreciation and write off of assets of $2,280. For the nine months ended September 30, 2015, the net loss was $38,601. We primarily had decreases in accounts payable and accrued liabilities of $11,000, offset by increases in prepaid expenses and other assets of $4,769 and depreciation and write off of assets of $3,491.

Cash flows provided by investing activities were $-0- and $49,917 for the nine months ended September 30, 2016 and September 30, 2015, respectively. In the third quarter of 2015, the Company transferred $50,000 from a certificate of deposit account to a checking account to cover operating expenses.

Cash flows provided by financing activities were $-0- for the nine months ended September 30, 2016 and September 30, 2015, respectively.

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

In the past, one client accounted for 100% of our revenues. This client was a related party, EastMountain Alternative Energy, LLC. EastMountain Alternative Energy, LLC gave notice to us that, effective December 31, 2013, it planned to terminate the asset management services contract it had with us.  We have been and could continue to be materially impacted by the loss of this client. The loss of this one client makes us subject to uncertain revenue results. With the termination of the asset management services contract between us and EastMountain Alternative Energy, LLC, we no longer provide asset management services to any clients and have no current revenue source going forward. While we have lost our only source of revenue, we have been seeking additional clients to replace our lost revenue, although we have no definite arrangements at this point. In the alternative, we may seek a merger candidate, although we have not identified any definitive acquisitions at this time. We cannot guarantee that we will be able to replace our lost revenue or to identify a merger candidate. If we cannot either replace our lost revenue or identify a merger candidate, we may eventually cease business. An investor could lose his entire investment.

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

We began generating revenues in 2008. As of September 30, 2016, we had a cash position of $149,318 and an additional $155,804 in Certificates of Deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2016. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated.

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

Alternative energy production requires a constant and consistent supply of energy. If there is any interruption in our supply of energy for whatever reason, such as availability, delivery or mechanical problems, we may be required to modify our operations. If we modify operations for any extended period of time, it will have a material, adverse effect on our business. Natural gas and electricity prices have historically fluctuated significantly. We expect to purchase significant amounts of these resources as part of our alternative energy production. Increases in the price of natural gas or electricity would harm our business and financial results by increasing our energy costs.

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

 *    departures of key personnel.

      Of our total outstanding shares as of September 30, 2016, a total of 8,325,000, or approximately 91.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Reports on Form 8-K

No report was filed under cover of Form 8-K for the fiscal quarter ended September 30, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized  November 14, 2016.

WEST MOUNTAIN ALTERNATIVE ENERGY, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)