Form 10-K
period 2016-12-31
WestMountain Alternative Energy Inc
filed 2017-03-30
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2016

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 10, 2017 was 9,106,250.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter is approximately $198,713.

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

For the fiscal years ended 2016 and 2015, we have not been profitable. While we have lost our only source of revenue, we have been pursuing new clients to replace the lost revenue stream and are also exploring the possibility of merging with an existing company who has revenues and, potentially, earnings. At this time, we have no definitive arrangements for either replacing our lost revenue or identifying a merger candidate.

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

Our investor relations department can be contacted at our principal executive office located at our principal office, 1001-A E. Harmony Road, #366, Fort Collins, Colorado 80525.  Our telephone number is (970) 223-4499. We do not have a corporate website.

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

Risks Related to Our Business and Industry

While we were profitable for the four fiscal years prior to 2014, we have not been profitable for the subsequent fiscal years. We have lost our only client, and we may never be profitable again.  If we cannot develop revenue, we could go out of business.

We were formed as a Colorado business entity in November, 2007. For four fiscal years prior to 2014, our operations were profitable.  However, we have lost our only client, and have not been able to replace the revenue in the subsequent fiscal years. We cannot guarantee that we will be profitable again. If we cannot develop revenue, we could go out of business. Currently, we believe that we have sufficient capital to sustain our business operations through March 31, 2018.

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

We began generating revenues in 2008. As of December 31, 2016, we had a cash position of $138,812 and an additional $155,854 in Certificates of Deposit. Our operating costs for the fiscal year ended December 31, 2016 were $52,999. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of consistent profitable operating history, raising additional funds may be difficult.

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

 *    departures of key personnel.

Of our total outstanding shares as of December 31, 2016, a total of 8,325,000, or approximately 91.4%, are restricted from immediate resale but are potentially available to be sold into the market under Rule 144. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 1001-A E. Harmony Road, #366, Fort Collins, Colorado 80525, and our telephone number is (970) 223-4499. We do not own or lease any real estate.  We do not have any plans to acquire or lease any real estate.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to smaller reporting companies.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders
As of March 20, 2017, there were fifty-five record holders of our common stock and there were 9,106,250 shares of our common stock outstanding.

Market Information

A limited public market currently exists for shares of our common stock. We began trading on the Over-the-Counter Bulletin Board under the trading symbol WETM in January, 2009.

The following table sets forth the high and low closing bid prices of our common stock on for the periods indicated in 2016 and 2015.
	Closing Bid Price
2016	High	Low
First Quarter	$0.21	$0.21
Second Quarter	$0.26	$0.26
Third Quarter	$0.21	$0.21
Fourth Quarter	$0.21	$0.21

	Closing Bid Price
2015	High	Low
First Quarter	$0.30	$0.30
Second Quarter	$0.30	$0.30
Third Quarter	$0.30	$0.30
Fourth Quarter	$0.30	$0.21

On March 20, 2017, the closing bid price of our common stock in the OTC Bulletin Board was $0.21 per share and we had no trading volume that day.

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

General
We plan to make early stage investments that will bring alternative energy technologies to commercialization, and then actively manage these investments. We also currently are in the business to provide consulting to clients with respect to their investments in alternative energy projects. We have lost our only management services client, effective December 31, 2013.  Historically, we earned management fees based on the size of the funds managed, and incentive income based on the performance of the funds. With the cessation of the asset management services contract between us and EastMountain Alternative Energy, LLC, we no longer provide asset management services to any clients and have no current revenue source going forward. While we have lost our only current source of revenue, we have been pursuing new clients to replace the lost revenue stream and also exploring the possibility of merging with an existing company who has revenues and, potentially, earnings. At this time, we have no definitive arrangements for either replacing our lost revenue or identifying a merger candidate.

As to our investments, we will not limit ourselves to any single area of alternative energy. We will look at any and all forms of alternative energy. We actively screen investments with emphasis towards finding opportunities with potential for long term success.

Our principal business address is 1001-A E. Harmony Road, #366, Fort Collins, Colorado 80525. Our phone number is (970) 223-4499. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.

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

Results of Operations

 For the years ended December 31, 2016 and 2015, we had revenues of $-0-.

For the years ended December 31, 2016 and 2015, operating expenses were $52,999 and $63,499, respectively. The major component of general and administrative expenses is professional fees.

For the years ended December 31, 2016 and 2015, we had a net loss of $52,859 and net loss of $63,376 respectively.   In 2016 and 2015, the Company booked a full tax allowance against its deferred tax asset.

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

Liquidity and Capital Resources.

As of December 31, 2016, we had cash of $138,812 and $155,854 in certificates of deposit.

For the year ended December 31, 2016 net cash used in operating activities was $47,510, while for the year ended December 31, 2015 net cash used by operating activities was $48,880.

For the year ended December 31, 2016 net cash used in investing activities was $140 while for the year ended December 31, 2015 we had net cash provided by investing activities of $49,878. In 2015, the Company transferred $49,878 from a certificate of deposit account into a cash account. In the first quarter of 2016, the money was reinvested into another certificate of deposit account.

For the years ended December 31, 2016 and December 31, 2015 we had net cash provided by financing activities of $0.

Currently, we believe that we have sufficient capital to sustain our business operations through December 31, 2017.  We have been seeking replacement clients, although we have no definite arrangements at this point. In the alternative, we may seek a merger candidate, although we have not identified any definitive acquisitions at this time. We do not anticipate needing to raise additional capital resources in the next twelve months.

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

Recently Issued Accounting Pronouncements

On August 27, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which is intended to define management's responsibility to evaluate whether there is substantial doubt about the Company's ability to continue as a going concern and to provide related footnote disclosures. This standard is effective for the Company for the year ending on December 31, 2016. The adoption of ASU No. 2014-15 did not have an impact on our financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes previous revenue recognition guidance. This standard introduces a new five-step revenue recognition model in which an entity should recognize revenue. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. This standard will become effective for WestMountain Alternative Energy, Inc. beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
WestMountain Alternative Energy, Inc.
Fort Collins, Colorado

We have audited the accompanying balance sheets of WestMountain Alternative Energy, Inc. (the "Company") as of December 31, 2016 and 2015, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the years then ended.  The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WestMountain Alternative Energy, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

EKS&H LLLP
/s/ EKS&H LLLP
March 28, 2017
Denver, Colorado

WestMountain Alternative Energy, Inc.
Balance Sheets

	December 31,	December 31,
	2016	2015
Assets

Cash	$138,812	$186,462
Certificates of deposit	155,854	155,714
Accounts receivable, related party	1,000	-
Income tax receivable	2,140	7,891
Prepaid expenses and other assets	1,667	1,485
Property and equipment, net	-	2,280
Total assets	$299,473	$353,832

Liabilities and Shareholders' Equity
Liabilities:
Indebtedness to related parties	800	800
Accounts payable and accrued liabilities	16,500	18,000
Total liabilities	17,300	18,800

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2016 and 2015
Common stock, $0.001 par value; 100,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding 2016 and 2015
Additional paid-in-capital	366,659	366,659
(Accumulated deficit)	(93,592)	(40,733)
Total shareholders' equity	282,173	335,032
Total liabilities and shareholders' equity	$299,473	$353,832

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statements of Operations
For the years ended December 31, 2016 and 2015

	For the years ended
	December 31
	2016	2015
Operating Expenses
Sales, general and administrative expense	$52,999	$63,499
Total operating expenses	52,999	63,499

Net (loss) from operations	(52,999)	(63,499)

Other income
Interest income	140	123
Net (loss) before income taxes	(52,859)	(63,376)
Provision for income taxes	-	-
Net (loss)	$(52,859)	$(63,376)

Basic and diluted income per share	$(0.01)	$(0.01)
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statement of Changes in Shareholders' Equity
For the years ended December 31, 2016 and 2015

						(Accumulated
	Preferred Stock		Common Stock		Additional	Deficit)
		Par		Par	Paid-in	Retained
	Shares	Value	Shares	Value	Capital	Earnings	Total
Balance at December 31, 2014	-	$-	9,106,250	$9,106	$366,659	$22,643	$398,408

Net loss, for the year ended,
December 31, 2015	-	-	-	-	-	(63,376)	(63,376)

Balance at December 31, 2015	-	$-	9,106,250	$9,106	$366,659	$(40,733)	$335,032

Net loss, for the year ended,
December 31, 2016	-	-	-	-	-	(52,859)	(52,859)

Balance at December 31, 2016	-	$-	9,106,250	$9,106	$366,659	$(93,592)	$282,173

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statements of Cash Flows
For the years ended December 31, 2016 and 2015

	For the years ended
	December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(52,859)	$(63,376)
Adjustments to reconcile net loss to net cash (used in)
operating activities:
Depreciation and write off of assets	2,280	4,654
Changes in operating assets and operating liabilities:
Accounts receivable, related party	(1,000)	-
Prepaid expenses and other assets	5,569	7,142
Accounts payable and accrued liabilities	(1,500)	2,700
Net cash (used in) operating activities	(47,510)	(48,880)

Cash flows from investing activities:

Proceeds from certificates of deposit	(140)	49,878
Net cash (used in) provided by investing activities	(140)	49,878

Net change in cash	(47,650)	998

Cash, beginning of year	186,462	185,464

Cash, end of year	$138,812	$186,462
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$-	$-

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  As of December 31, 2016 and 2015 there were no cash equivalents.

Accounts Receivable
Accounts receivable consists of amounts due from the management fees. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. Management records reasonable allowances to fairly represent accounts receivable amounts that are collectable.  For the years ended December 31, 2016 and 2015, the Company did not consider an allowance for doubtful accounts necessary.

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

Recently Issued Accounting Pronouncements

On August 27, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which is intended to define management's responsibility to evaluate whether there is substantial doubt about the Company's ability to continue as a going concern and to provide related footnote disclosures. This standard is effective for the Company for the year ending on December 31, 2016. The adoption of ASU No. 2014-15 did not have an impact on our financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes previous revenue recognition guidance. This standard introduces a new five-step revenue recognition model in which an entity should recognize revenue. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. This standard will become effective for WestMountain Alternative Energy, Inc. beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption.

 (2)   Certificates of Deposit

The Company has made it a policy to invest funds over and above the forecasted operating expenses in certificates of deposit.  Certificate of deposits typically have contractual maturities of 90-180 days.

(3)  Property and Equipment

The Company's property and equipment consists of a computer and related software.  As of December 31, 2016, the net cost of property and equipment was $0 and $2,280, respectively.  For each of the years ended December 31, 2016 and 2015, the Company recorded $2,280 and $4,654 in depreciation expense.

WestMountain Alternative Energy, Inc.
Notes to the Financial Statements

(4)  Income Taxes

Deferred taxes consists of:
	December 31,
	2016	2015
Deferred tax assets (Liabilities):

Prepaid Expenses	$(316)	$(281)
Other Assets	914	639
Net operating loss and other carryforwards	31,783	22,490
Total deferred tax asset / (Liability) net	32,381	22,848

Total deferred tax assets / (Liabilities)	32,381	22,848
Valuation allowance	(32,381)	(22,848)
Net deferred tax assets / (Liabilities)	$-	$-

The expense or benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 15% to income or loss before income taxes as follows for the years ended:

	2016	2015

U.S. federal income tax expense\(benefit) at statutory rates	$(7,929)	$(9,881)
State income tax expense\(benefit), net of federal impact	(1,604)	(2,595)
Change in valuation allowance	9,533	12,476
Total	$-	$-

(5)    Related Parties

Bohemian Companies, LLC and BOCO Investments, LLC are two companies under common control.  Mr. Klemsz, our President, has been the Chief Investment Officer of BOCO Investments, LLC since March 2007.  Since there is common control between the two companies and a relationship with our Company President, we are considering all transactions with Bohemian Companies, LLC, related party transactions. The Company did not have any related party transactions with Bohemian Companies, LLC or BOCO Investments, LLC during the years ended December 31, 2016 and 2015.

The Company entered into an agreement with SP Business Solutions ("SP") to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc. on March 19, 2010, and is considered to be a related party.  Total expenses incurred with SP were $2,300 and $2,300 for the fiscal years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, an accrual of $800 has been recorded for unpaid services.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of December 31, 2016.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is the name of the sole director and officers of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Brian L. Klemsz	58	President, Treasurer, Director
Joni K Troska	57	Secretary

Mr. Klemsz has been the Company's President, Treasurer, and sole Director since our inception. Since March, 2007, he has been the Chief Investment Officer of BOCO Investments, LLC.  He was President and Chief Investment Officer for GDBA Investments, LLLP, a private investment partnership from May 2000 until February 2007. He is currently also the President, Treasurer, and sole Director of WestMountain Distressed Debt, Inc., and Chairman, Treasurer, and sole Director of WestMountain Company, formerly known as WestMountain Asset Management, Inc., both of which are public companies, and he is director on the board for WestMountain Gold, Inc. Mr. Klemsz received a Masters of Science in Accounting and Taxation in 1993 and a Masters of Science in Finance in 1990 from Colorado State University. He received his Bachelor of Science degree from the University of Colorado in 1981.

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

We have entered into an agreement with SP Business Solutions ("SP") to provide accounting and related services for us.  The owner, Ms. Joni Troska, was appointed our corporate Secretary on March 19, 2010 and is considered to be a related party.  Fees are charged and paid on a quarterly basis.  As of December 31, 2016 an accrual of $800 has been recorded for unpaid services. Otherwise, our officers and director are not accruing any compensation pursuant to any agreement with us.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our officers or director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2016, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 9,106,250 common shares were issued and outstanding as of December 31, 2016.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership(1)(2)	Class

WestMountain Green, LLC (3)	8,050,000	88.40%
1001-A E. Harmony Road, #366
Fort Collins, Colorado 80525

Brian L. Klemsz	(3)
1001-A E. Harmony Road, #366
Fort Collins, Colorado 80525

Joni K. Troska	100,000	1.10%
1001-A E. Harmony Road, #366
Fort Collins, Colorado 80525

All Officers and Directors as a Group	1,452,400	15.95%
(two persons)

_______________

   (1) All ownership is beneficial and of record, unless indicated otherwise.
   (2) The Beneficial owner has sole voting and investment power with respect to the shares shown.
   (3)  Mr. Klemsz owns 16.8% of WestMountain Green, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company entered into an agreement with SP Business Solutions ("SP") to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc. on March 19, 2010, and is considered to be a related party.  Total expenses incurred with SP were $2,300 and $2,300 for the fiscal years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, an accrual of $800 has been recorded for unpaid services.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm, EKS&H LLLP billed an aggregate of $18,225 for the year ended December 31, 2016 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports. EKS&H LLLP, billed an aggregate of $17,240 for the year ended December 31, 2015 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports.

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

  *     Previously filed with Form SB-2 Registration Statement, January 2, 2008.
  **   Previously filed with Form 10-KSB Registration Statement, February 29, 2008
  *** Previously filed with Form 10-Q, August 11, 2014

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2017.

WESTMOUNTAIN ALTERNATIVE ENERGY, INC.

By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: March 30, 2017	By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Director