Form 10-Q
period 2017-03-31
WestMountain Alternative Energy Inc
filed 2017-05-15
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  March 31, 2017

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, May 10, 2017 was 9,106,250.

FORM 10-Q
WestMountain Alternative Energy, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Alternative Energy, Inc.

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

WestMountain Alternative Energy, Inc.
Condensed Balance Sheets

	March 31,	December 31,
	2017	2016
Assets	(unaudited)

Cash	$122,555	$138,812
Certificates of deposit	155,889	155,854
Accounts receivable, related party	1,000	1,000
Income tax receivable	2,140	2,140
Prepaid expenses and other assets	7,333	1,667
Total assets	$288,917	$299,473

Liabilities and Shareholders' Equity
Liabilities:
Indebtedness to related parties	500	800
Accounts payable and accrued liabilities	17,775	16,500
Total liabilities	18,275	17,300

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2017 and 2016
Common stock, $0.001 par value; 100,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding 2017 and 2016
Additional paid-in-capital	366,659	366,659
Accumulated deficit	(105,123)	(93,592)
Total shareholders' equity	270,642	282,173
Total liabilities and shareholders' equity	$288,917	$299,473

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Alternative Energy, Inc.
Condensed Statement of Operations (Unaudited)
For the three months ended March 31, 2017 and 2016

	For the three months ended
	March 31,
	2017	2016
Operating Expenses
Selling, general and administrative expense	$11,566	$13,906
Total operating expenses	11,566	13,906

Net loss from operations	(11,566)	(13,906)

Other income/(expense)
Interest income	35	35
Net loss before income taxes	(11,531)	(13,871)
Provision for income taxes	-	-
Net loss	$(11,531)	$(13,871)

Basic and diluted income per share	$(0.00)	$(0.00)
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Alternative Energy, Inc.
Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2017 and 2016

	For the three months ended
	March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(11,531)	$(13,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and write off of assets	-	1,163
Changes in operating assets and operating liabilities:
Interest income on certificates of deposit	(35)	(35)
Accounts receivable, related party	-	(6,751)
Prepaid expenses and other assets	(5,666)	(1,931)
Accounts payable and accrued liabilities	1,275	3,749
Accrued liabilities, related parties	(300)	(300)
Net cash (used in) operating activities	(16,257)	(17,976)

Net change in cash	(16,257)	(17,976)

Cash, beginning of period	138,812	186,462

Cash, end of period	$122,555	$168,486

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

Unaudited Interim Condensed Financial Statements

The accompanying interim financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2016 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

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

In evaluating the ultimate realization of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. Management establishes a valuation allowance if it is more likely than not that all or a portion of the deferred income tax assets will not be utilized. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income, which must occur prior to the expiration of the net operating loss carry forwards. As of March 31, 2017 and December 31, 2016, the Company has provided a full valuation allowance on its deferred tax assets.

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

 In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." This update requires an entity to classify deferred tax liabilities and assets as non-current within a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual reporting period. We adopted ASU 2015-17 in the first quarter of 2017. The adoption of ASU 2015-17 did not have an impact on our financial statements.

WestMountain Alternative Energy, Inc.
Notes to the Condensed Financial Statements
(Unaudited)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes previous revenue recognition guidance. This standard introduces a new five-step revenue recognition model in which an entity should recognize revenue. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. This standard will become effective for WestMountain Alternative Energy, Inc. beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Currently the Company has not recorded any revenue. As such, we do not expect this ASU to impact our financial reporting. Should we have revenue, we will review and disclose the expected impact at that time.

(2) Related Parties

The Company entered into an agreement with SP Business Solutions ("SP") to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc. on March 19, 2010, and is considered to be a related party. Total expenses incurred with SP were $500 and $500 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 an accrual of $500 has been recorded for unpaid services.

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

Results of Operations

The following discussion involves our results of operations for the three months ended March 31, 2017 and 2016.

We had revenues of $-0- for the three months ended March 31, 2017 and 2016, respectively.

Operating expenses, consisting primarily of selling, general and administrative costs were $11,566 for the three months ended March 31, 2017, compared to $13,906 for the three months ended March 31, 2016. Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees or contract services to increase significantly in the near future.

We had a net loss of $11,531 for the three months ended March 31, 2017, compared to a net loss of $13,871 for the three months ended March 31, 2016.

Liquidity and Capital Resources

Our cash on March 31, 2017 was $122,555.  We had an additional amount of $155,889 in Certificates of Deposit. We anticipate that operating costs will range between $50,000 and $60,000, for the fiscal year ending December 31, 2017. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated.

Cash flows used in operating activities were $16,257 for the three months ended March 31, 2017, compared to cash flows used in operating activities of $17,976 for the three months ended March 31, 2016. We had revenues of $-0- for the three months ended March 31, 2017 and 2016. In March 2017, the Company paid annual fees of $8,000 to OTC Markets that was posted as a prepaid expense and was offset by $2,333 amortization expense to contract services on the income statement.

Cash flows provided by investing activities were $-0- for the three months ended March 31, 2017 and 2016, respectively.

Cash flows provided by financing activities were $-0- for the three months ended March 31, 2017 and 2016, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

We began generating revenues in 2008. As of March 31, 2017, we had a cash position of $122,555 and an additional $155,889 in Certificates of Deposit. We anticipate that operating costs will range between $50,000 and $60,000, for the fiscal year ending December 31, 2017. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated.

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

The production of alternative energy has historically been related to federal tax incentives. The elimination or significant reduction in the federal tax incentives on any or all alternative energy projects could negatively impact our proposed operations.

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

 *    departures of key personnel.

Of our total outstanding shares as of March 31, 2017, a total of 8,325,000, or approximately 91.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.

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

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended March 31, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized  May 15, 2017.

WEST MOUNTAIN ALTERNATIVE ENERGY, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)