Form 10-Q
period 2017-06-30
WestMountain Alternative Energy Inc
filed 2017-08-11
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  June 30, 2017

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company", in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐    No ☑

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, July 28, 2017 was 9,106,250.

FORM 10-Q
WestMountain Alternative Energy, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to WestMountain Alternative Energy, Inc.

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

WestMountain Alternative Energy, Inc.
Condensed Balance Sheets

	June 30,	December 31,
	2017	2016
Assets	(Unaudited)

Cash	$101,695	$138,812
Certificates of deposit	155,924	155,854
Accounts receivable, related party	1,000	1,000
Income tax receivable	2,140	2,140
Prepaid expenses and other assets	5,333	1,667
Total assets	$266,092	$299,473

Liabilities and Shareholders' Equity
Liabilities:
Indebtedness to related parties	500	800
Accounts payable and accrued liabilities	7,405	16,500
Total liabilities	7,905	17,300

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2017 and 2016
Common stock, $0.001 par value; 100,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding 2017 and 2016
Additional paid-in-capital	366,659	366,659
Accumulated deficit	(117,578)	(93,592)
Total shareholders' equity	258,187	282,173
Total liabilities and shareholders' equity	$266,092	$299,473

The accompanying notes are an integral part of these unaudited condensed financial statements.

WestMountain Alternative Energy, Inc.
Condensed Statement of Operations (Unaudited)
For the three and six months ended June 30, 2017 and 2016

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating Expenses
Sales, general and administrative expense	$12,490	$8,047	$24,056	$21,953
Total operating expenses	12,490	8,047	24,056	21,953

Net loss from operations	(12,490)	(8,047)	(24,056)	(21,953)

Other income
Interest income	35	35	70	70
Net loss before income taxes	(12,455)	(8,012)	(23,986)	(21,883)
Provision for income taxes	-	-	-	-
Net loss	$(12,455)	$(8,012)	$(23,986)	$(21,883)

Basic and diluted income per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250	9,106,250	9,106,250

The accompanying notes are an integral part of these unaudited condensed financial statements.

WestMountain Alternative Energy, Inc.
Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2017 and 2016

	For the six months ended
	June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(23,986)	$(21,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and write off of assets	-	2,280
Changes in operating assets and operating liabilities:
Interest income on certificates of deposit	(70)	(70)
Accounts receivable, related party	-	(1,000)
Prepaid expenses and other assets	(3,666)	569
Accounts payable and accrued liabilities	(9,095)	(11,400)
Accrued liabilities, related parties	(300)	(300)
Net cash used in operating activities	(37,117)	(31,804)

Net change in cash	(37,117)	(31,804)

Cash, beginning of period	138,812	186,462

Cash, end of period	$101,695	$154,658

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. At June 30, 2017 and December 31, 2016, the Company held no such securities.

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

In evaluating the ultimate realization of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. Management establishes a valuation allowance if it is more likely than not that all or a portion of the deferred income tax assets will not be utilized. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income, which must occur prior to the expiration of the net operating loss carry forwards. As of June 30, 2017 and December 31, 2016, the Company has provided a full valuation allowance on its deferred tax assets.

WestMountain Alternative Energy, Inc.
Notes to the Condensed Financial Statements
(Unaudited)

Recently Issued Accounting Pronouncements

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

(2) Related Parties

The Company entered into an agreement with SP Business Solutions ("SP") to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc. on March 19, 2010, and is considered to be a related party. Total expenses incurred with SP were $500 and $500 for the three months ended June 30, 2017 and 2016, respectively. Total expenses incurred with SP were $1,000 and $1,000 for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and December 31, 2016, an accrual of $500 and $800, has been recorded for unpaid services, respectively.

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

EastMountain Alternative Energy, LLC, a related party, gave notice that, effective December 31, 2013 it would terminate the asset management services contract it had with us.  With the termination of the asset management services contract between us and EastMountain Alternative Energy, LLC, we no longer provide asset management services to any clients and have no current revenue source going forward. While we lost our only current source of revenue, we are pursuing new clients to replace the lost revenue stream and also are exploring the possibility of merging with an existing company who has revenues and, potentially, earnings. At this time, we have no definitive arrangements for either replacing our lost revenue or identifying a merger candidate.

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

Results of Operations

The following discussion involves our results of operations for the three and six months ended June 30, 2017 and 2016.

We had revenues of $-0- for the three and six months ended June 30, 2017 and 2016, respectively.

Operating expenses, consisting primarily of selling, general and administrative costs were $12,490 for the three months ended June 30, 2017, compared to $8,047 for the three months ended June 30, 2016. Operating expenses were $24,056 for the six months ended June 30, 2017, compared to $21,953 for the six months ended June 30, 2016. Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees or contract services to increase significantly in the near future.

We had a net loss of $12,455 for the three months ended June 30, 2017, compared to a net loss of $8,012 for the three months ended June 30, 2016. We had a net loss of $23,986 for the six months ended June 30, 2017, compared to a net loss of $21,883 for the six months ended June 30, 2016.

Liquidity and Capital Resources

Our cash on June 30, 2017 was $101,695.  We had an additional amount of $155,924 in Certificates of Deposit. We anticipate that operating costs will range between $50,000 and $60,000, for the fiscal year ending December 31, 2017. These operating costs include contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict.

Cash flows used in operating activities were $37,117 for the six months ended June 30, 2017, compared to cash flows used in operating activities of $31,804 for the six months ended June 30, 2016. We had revenues of $-0- for the three and six months ended June 30, 2017 and 2016. In March 2017, the Company paid annual fees of $8,000 to OTC Markets that was posted to the existing prepaid balance and was offset by $4,333 amortization expense to contract services on the income statement.

Cash flows provided by investing activities were $-0- for the six months ended June 30, 2017 and 2016, respectively.

Cash flows provided by financing activities were $-0- for the six months ended June 30, 2017 and 2016, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We were formed as a Colorado business entity in November, 2007. While we have been profitable in the past, we were not profitable in our most recent fiscal year and recent fiscal quarter. We have lost our only current client and have not been able to replace the revenue. We cannot guarantee that we will be profitable again. If we do not return to profitability, we could go out of business.

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

We began generating revenues in 2008. As of June 30, 2017, we had a cash position of $101,695 and an additional $155,924 in Certificates of Deposit. We anticipate that operating costs will range between $50,000 and $60,000, for the fiscal year ending December 31, 2017. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict.

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

Alternative energy functions as a commodity. There is significant competition among existing alternative energy producers. Our business could face competition from a number of producers that can produce significantly greater volumes of alternative energy than we can or expect to produce, producers that can produce a wider range of products than we can, and producers that have the financial and other resources that would enable them to expand their production rapidly if they chose to. These producers may be able to achieve substantial economies of scale and scope, thereby substantially reducing their fixed production costs and their marginal production costs. If these producers are able to substantially reduce their marginal production costs, the market price of alternative energy products may decline and we may not be able to produce alternative energy products at a cost that allows us to operate profitably. Even if we are able to operate profitably, these other producers may be substantially more profitable than us, which may make it more difficult for us to raise any financing necessary for us to achieve our business plan and may have a materially adverse effect on the market price of our common stock.

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

Alternative energy production requires a constant and consistent supply of energy. If there is any interruption in a supply of energy for whatever reason, such as availability, delivery or mechanical problems, once we are in production, we may be required to modify our operations. If we were required to modify operations for any extended period of time, it would have a material, adverse effect on our business. Natural gas and electricity prices have historically fluctuated significantly. When we begin alternative energy production, we would expect to purchase significant amounts of these resources as part of our alternative energy production. Increases in the price of natural gas or electricity would harm our business and financial results by increasing our energy costs.

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

Our success will depend, in part, on effective enforcement of existing environmental and energy policy regulations. Many of our potential customers are unlikely to switch from the use of conventional fuels unless compliance with applicable regulatory requirements leads, directly or indirectly, to the use of alternative energy. Both additional regulation and enforcement of such regulatory provisions are likely to be vigorously opposed by the entities affected by such requirements. If existing emissions-reducing standards are weakened, or if governments are not active and effective in enforcing such standards, our business and results of operations could be adversely affected. Even if the current trend toward more stringent emissions standards continues, our future prospects will depend on the ability of alternative energy to satisfy these emissions standards more efficiently than other existing technologies. Certain standards imposed by regulatory programs may limit or preclude the use of our products to comply with environmental or energy requirements. Any decrease in the emission standards or the failure to enforce existing emission standards and other regulations could result in a reduced demand for alternative energy products. A significant decrease in the demand for alternative energy products will reduce the price of such alternative energy products, which could adversely affect the ability to be profitable with any future operations and decrease the value of your stock.

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

We have only operated as a public company since January, 2009. We trade on the OTC Bulletin Board under the trading symbol WETM. Thus, we have limited experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of you losing your entire investment in us.

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

 *    departures of key personnel.

Of our total outstanding shares as of June 30, 2017, a total of 8,325,000, or approximately 91.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Applicable SEC rules governing the trading of "Penny Stocks" limit the liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock currently trades from time to time and is always below $5.00 per share. As a result, our common stock is considered a "penny stock" and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser's agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS
Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
3.3***	Amendment to Articles of Incorporation
10.1**	Service Agreement With Bohemian Companies, LLC
31.1	Certification of CEO/CFO pursuant to Section 302
32.1	Certification of CEO/CFO pursuant to Section 906
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.INS	XBRL Instance Document
101SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Previously filed with Form SB-2 Registration Statement, January 2, 2008.
** Previously filed with Form 10-KSB Registration Statement, February 29, 2008
*** Previously filed with Form 10-Q, August 11, 2014

Reports on Form 8-K

No report was filed under cover of Form 8-K for the fiscal quarter ended June 30, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized August 10, 2017.

WESTMOUNTAIN ALTERNATIVE ENERGY, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)