Form 10-Q
period 2017-09-30
WestMountain Alternative Energy Inc
filed 2017-11-14
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  September 30, 2017

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 13, 2017 was 9,106,250.

FORM 10-Q
WestMountain Alternative Energy, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to WestMountain Alternative Energy, Inc.

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

WestMountain Alternative Energy, Inc.
Condensed Balance Sheets

	September 30,	December 31,
	2017	2016
Assets	(Unaudited)

Cash	$93,525	$138,812
Certificates of deposit	155,959	155,854
Accounts receivable, related party	1,000	1,000
Income tax receivable	2,140	2,140
Prepaid expenses and other assets	3,333	1,667
Total assets	$255,957	$299,473

Liabilities and Shareholders' Equity
Liabilities:
Accrued liabilities, related parties	500	800
Accounts payable and accrued liabilities	7,200	16,500
Total liabilities	7,700	17,300

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2017 and 2016
Common stock, $0.001 par value; 100,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding 2017 and 2016
Additional paid-in-capital	366,659	366,659
Accumulated deficit	(127,508)	(93,592)
Total shareholders' equity	248,257	282,173
Total liabilities and shareholders' equity	$255,957	$299,473

The accompanying notes are an integral part of these unaudited condensed financial statements.

WestMountain Alternative Energy, Inc.
Condensed Statement of Operations (Unaudited)
For the three and nine months ended September 30, 2017 and 2016

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating Expenses
Sales, general and administrative expense	$9,965	$9,240	$34,021	$31,193
Total operating expenses	9,965	9,240	34,021	31,193

Net loss from operations	(9,965)	(9,240)	(34,021)	(31,193)

Other income
Interest income	35	20	105	90
Net loss before income taxes	(9,930)	(9,220)	(33,916)	(31,103)
Provision for income taxes	-	-	-	-
Net loss	$(9,930)	$(9,220)	$(33,916)	$(31,103)

Basic and diluted income per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250	9,106,250	9,106,250

The accompanying notes are an integral part of these unaudited condensed financial statements.

WestMountain Alternative Energy, Inc.
Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2017 and 2016

	For the nine months ended
	September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(33,916)	$(31,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and write off of assets	-	2,280
Changes in operating assets and operating liabilities:
Interest income on certificates of deposit	(105)	(90)
Accounts receivable, related party	-	(1,000)
Prepaid expenses and other assets	(1,666)	3,069
Accounts payable and accrued liabilities	(9,300)	(10,000)
Accrued liabilities, related parties	(300)	(300)
Net cash used in operating activities	(45,287)	(37,144)

Net change in cash	(45,287)	(37,144)

Cash, beginning of period	138,812	186,462

Cash, end of period	$93,525	$149,318

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. At September 30, 2017 and December 31, 2016, the Company held no such securities.

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

In evaluating the ultimate realization of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. Management establishes a valuation allowance if it is more likely than not that all or a portion of the deferred income tax assets will not be utilized. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income, which must occur prior to the expiration of the net operating loss carry forwards. As of September 30, 2017 and December 31, 2016, the Company has provided a full valuation allowance on its deferred tax assets.

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

(2) Related Parties

The Company has an agreement with SP Business Solutions ("SP") to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc. on March 19, 2010, and is considered to be a related party. Total expenses incurred with SP were $500 and $500 for the three months ended September 30, 2017 and 2016, respectively. Total expenses incurred with SP were $1,500 and $1,500 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and December 31, 2016, an accrual of $500 and $800, has been recorded for unpaid services, respectively.

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

Results of Operations

The following discussion involves our results of operations for the three and nine months ended September 30, 2017 and 2016.

We had revenues of $-0- for the three and nine months ended September 30, 2017 and 2016, respectively.

Operating expenses, consisting primarily of selling, general and administrative costs were $9,965 for the three months ended September 30, 2017, compared to $9,240 for the three months ended September 30, 2016. Operating expenses were $34,021 for the nine months ended September 30, 2017, compared to $31,193 for the nine months ended September 30, 2016. Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees or contract services to increase significantly in the near future.

We had a net loss of $9,930 for the three months ended September 30, 2017, compared to a net loss of $9,220 for the three months ended September 30, 2016. We had a net loss of $33,916 for the nine months ended September 30, 2017, compared to a net loss of $31,103 for the nine months ended September 30, 2016.

Liquidity and Capital Resources

Our cash on September 30, 2017 was $93,525.  We had an additional amount of $155,959 in Certificates of Deposit. We anticipate that operating costs will range between $50,000 and $60,000, for the fiscal year ending December 31, 2017. These operating costs include contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict.

Cash flows used in operating activities were $45,287 for the nine months ended September 30, 2017, compared to cash flows used in operating activities of $37,144 for the nine months ended September 30, 2016. We had revenues of $-0- for the three and nine months ended September 30, 2017 and 2016.

Cash flows provided by investing activities were $-0- for the nine months ended September 30, 2017 and 2016, respectively.

Cash flows provided by financing activities were $-0- for the nine months ended September 30, 2017 and 2016, respectively.

Over the next twelve months we do not expect any material capital costs in our operations.

Currently, we believe that we have sufficient capital for the next twelve months with our current level of operations. While we lost our only source of revenue,, we continue to seek replacement clients, although we have no definite arrangements at this point. In the alternative, we may seek a merger candidate, although we have not identified any definitive acquisitions at this time. We do not anticipate needing to raise additional capital resources in the next twelve months.

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

We began generating revenues in 2008. As of September 30, 2017, we had a cash position of $93,525 and an additional $155,959 in Certificates of Deposit. We anticipate that operating costs will range between $50,000 and $60,000, for the fiscal year ending December 31, 2017. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict.

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

Of our total outstanding shares as of September 30, 2017, a total of 8,325,000, or approximately 91.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Reports on Form 8-K

No report was filed under cover of Form 8-K for the fiscal quarter ended September 30, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized November 14, 2017.

WESTMOUNTAIN ALTERNATIVE ENERGY, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)