Form 10-K
period 2017-12-31
WestMountain Alternative Energy Inc
filed 2018-02-21
CIK 1421636

\

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes: ☑    No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files.) Yes ☑   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company", in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, February 16, 2018 was 9,106,250.

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

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues; changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.
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

Item 1. DESCRIPTION OF BUSINESS

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

Operations

In the past, we have acted as a consultant with respect to client investments in alternative energy projects. We performed due diligence and ongoing research and evaluation with respect to projects on a fee basis. We are not currently generating revenues as a consultant.

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

For the fiscal years ended 2017 and 2016, we have not been profitable. While we have lost our only source of revenue, we have been pursuing new clients to replace the lost revenue stream and are also exploring the possibility of merging with an existing company who has revenues and, potentially, earnings. At this time, we have no definitive arrangements for either replacing our lost revenue or identifying a merger candidate.

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

• •
some of our competitors have greater capital, lower targeted returns, greater sector or investment strategy specific expertise than we do, which creates competitive disadvantages with respect to investment opportunities.

some of our competitors may perceive risk differently than we do which could allow them either to outbid us for investments in particular sectors or, generally, to consider a wider variety of investments.

•
there are relatively few barriers to entry impeding new private equity and hedge fund management firms, and the successful efforts of new entrants into our various lines of business, including former star portfolio managers at large diversified financial institutions as well as such institutions themselves, will continue to result in increased competition; and

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

How to Obtain our SEC Filings

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Special reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.
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

We were formed as a Colorado business entity in November 2007. For four fiscal years prior to 2014 our operations were profitable.  However, we have lost our only client, and have not been able to replace the revenue in the subsequent fiscal years. We cannot guarantee that we will be profitable again. If we cannot develop revenue, we could go out of business. Currently, we believe that we have sufficient capital to sustain our business operations beyond December 31, 2018.

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

We began generating revenues in 2008. As of December 31, 2017, we had a cash position of $83,903 and an additional $155,979 in Certificates of Deposit. Our operating costs for the fiscal year ended December 31, 2017 were $57,143. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of consistent profitable operating history, raising additional funds may be difficult.

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

Our largest shareholder, WestMountain Green, LLC, of which Mr. Klemsz is a 16.8% member, owns 8,050,000 shares and thereby controls approximately 90% of our outstanding shares. Because WestMountain Green, LLC individually beneficially controls more than a majority of the outstanding shares, other shareholders, individually or as a group, will be limited in their ability to effectively influence the election or removal of our directors, the supervision and management of our business, a change in control of or sale of our company, even if they believed such changes were in the best interest of our shareholders.

Our future success depends, in large part, on the continued service of our President and Treasurer and the continued financing of WestMountain Green, LLC.

We depend almost entirely on the efforts and continued employment of Mr. Klemsz, our President and Treasurer. Mr. Klemsz is our primary executive officer, and we will depend on him for nearly all aspects of our operations. In addition, WestMountain Green, LLC, is our only source of external financing. We do not have an employment contract with Mr. Klemsz, and we do not carry key person insurance on his life. The loss of the services of Mr. Klemsz through incapacity or otherwise, would have a material adverse affect on our business. It would be very difficult to find and retain qualified personnel such as Mr. Klemsz and a financing source to replace WestMountain Green, LLC. At the present time, there is no contractual commitment for WestMountain Green, LLC to fund us.

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

We believe that the identification, acquisition and development of proprietary technologies are key drivers of our business. Our success depends, in part, on our ability to obtain patents, license the patents of others, maintain the secrecy of our proprietary technology and information, and operate without infringing on the proprietary rights of third parties. We currently do not license any patents. We cannot assure you that the patents of others will not have an adverse affect on our ability to conduct our business, that the patents that we license will provide us with competitive advantages or will not be challenged by third parties, that we will acquire additional proprietary technology that is patentable or that any patents issued to us will provide us with competitive advantages or will not be challenged by third parties. Further, we cannot assure you that others will not independently develop similar or superior technologies, duplicate elements of any technology we may own or design around it.

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

Alternative energy functions as a commodity. There is significant competition among existing alternative energy producers. Our business could face competition from a number of producers that can produce significantly greater volumes of alternative energy than we can or expect to produce, producers that can produce a wider range of products than we can, and producers that have the financial and other resources that would enable them to expand their production rapidly if they chose to. These producers may be able to achieve substantial economies of scale and scope, thereby substantially reducing their fixed production costs and their marginal productions costs. If these producers are able to substantially reduce their marginal production costs, the market price of alternative energy products may decline and we may not be able to produce alternative energy products at a cost that allows us to operate profitably. Even if we are able to operate profitably, these other producers may be substantially more profitable than us, which may make it more difficult for us to raise any financing necessary for us to achieve our business plan and may have a material adverse affect on the market price of our common stock.

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

Alternative energy production requires a constant and consistent supply of energy. If there is any interruption in our supply of energy for whatever reason, such as availability, delivery or mechanical problems, we may be required to halt production. If we halt production for any extended period of time, it will have a material, adverse affect on our business. Natural gas and electricity prices have historically fluctuated significantly. We expect to purchase significant amounts of these resources as part of our alternative energy production. Increases in the price of natural gas or electricity would harm our business and financial results by increasing our energy costs.

Risks Related to Government Regulation and Subsidization

The United States alternative energy industry is highly dependent upon federal and state legislation and regulation and any changes in that legislation or regulation could materially adversely affect our results of operations and financial condition. The elimination or significant reduction in the federal tax incentive could have a material adverse affect on our results of operations.

The production of alternative energy has historically been related to federal tax incentives. The elimination or significant reduction in the federal tax incentives on any or all alternative energy projects could negatively impact our proposed operations.

Law enforcement of environmental and energy policy regulations may adversely affect the demand for alternative energy products.

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

We have no agreement with any broker or dealer to act as a market maker for our securities and there is no assurance that we will be successful in obtaining any market makers. Thus, no broker or dealer will have an incentive to make a market for our stock. The lack of a market maker for our securities could adversely influence the market for and price of our securities, as well as your ability to dispose of, or to obtain accurate information about, and/or quotations as to the price of our securities.

We have limited experience as a public company.

We have only operated as a public company since January 2009. We trade on a limited basis on the OTC Bulletin Board under the trading symbol WETM. Thus, we have limited experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate successfully as a public company could be the basis of losing your entire investment in us.

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

In July 2010, Congress enacted the Dodd-Frank Act, which instituted major changes in the regulatory regime for public companies, particularly those in the financial sector. At the present time, we do not believe that we will be impacted in a material way by this legislation. However, the implementation of the provisions of the Dodd-Frank Act are subject to regulations which have not yet been written and its statutory provisions have not been the subject of extensive judicial review, so we cannot guarantee that we may not come under its purview at some point in the future and be affected negatively by it.

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

 *    introduction of product enhancements that reduce the need for the products our projects may develop; and

 *    departures of key personnel.

Of our total outstanding shares as of December 31, 2017, a total of 8,325,000, or approximately 91.4%, are restricted from immediate resale but are potentially available to be sold into the market under Rule 144. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Colorado law provides that our directors will not be liable to our company or to our stockholders for monetary damages for all but certain types of conduct as directors. Our Articles of Incorporation require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require our company to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment or other circumstances.

We do not expect to pay dividends on common stock.

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located at 1001-A E. Harmony Road, #366, Fort Collins, Colorado 80525, and our telephone number is (970) 223-4499. We do not own or lease any real estate.  We do not have any plans to acquire or lease any real estate.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to smaller reporting companies.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders
As of January 22, 2018, there were fifty-five record holders of our common stock and there were 9,106,250 shares of our common stock outstanding.

Market Information

A limited public market currently exists for shares of our common stock. We began trading on the Over-the-Counter Bulletin Board under the trading symbol WETM in January, 2009.

The following table sets forth the high and low closing bid prices of our common stock on for the periods indicated in 2017 and 2016.

	Closing Bid Price
2017	High	Low
First Quarter	$0.21	$0.21
Second Quarter	$0.21	$0.21
Third Quarter	$0.21	$0.21
Fourth Quarter	$0.21	$0.21

	Closing Bid Price
2016	High	Low
First Quarter	$0.21	$0.21
Second Quarter	$0.26	$0.21
Third Quarter	$0.26	$0.21
Fourth Quarter	$0.21	$0.21

On January 3, 2018, the closing bid price of our common stock in the OTC Bulletin Board was $0.21 per share and we had no trading volume that day.

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

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation.

         The broker-dealer also must provide, prior to affecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer's account.

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

Bohemian Companies, LLC and BOCO Investments, LLC are two companies under common control. Mr. Klemsz, our President, has been the Chief Investment Officer of BOCO Investments, LLC since March 2007. Since there is common control between the two companies and a relationship with our Company President, we are considering all transactions with Bohemian Companies, LLC and BOCO Investments, LLC related party transactions.

We have not been subject to any bankruptcy, receivership or similar proceedings.

Results of Operations

For the years ended December 31, 2017 and 2016, we had revenues of $-0-.

For the years ended December 31, 2017 and 2016, operating expenses were $57,143 and $52,999, respectively. The major component of general and administrative expenses is professional fees.

For the years ended December 31, 2017 and 2016, we had a net loss of $57,018 and net loss of $52,859 respectively.  In 2017 and 2016, the Company had a full valuation allowance booked against its deferred tax asset.

  Our ability to achieve profitability and positive cash flow is dependent upon our ability our ability to generate revenues, and to a lesser extent, to successfully develop investments.

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

Liquidity and Capital Resources

As of December 31, 2017, we had cash of $83,903 and $155,979 in certificates of deposit.

For the year ended December 31, 2017 net cash used in operating activities was $54,909, while for the year ended December 31, 2016 net cash used by operating activities was $47,650.

For the years ended December 31, 2017 and 2016, we had net cash provided by investing activities of $0.

For the years ended December 31, 2017 and December 31, 2016 we had net cash provided by financing activities of $0.

Currently, we believe that we have sufficient capital to sustain our business operations beyond December 31, 2018. We have been seeking replacement clients, although we have no definite arrangements at this point. In the alternative, we may seek a merger candidate, although we have not identified any definitive mergers at this time. We do not anticipate needing to raise additional capital resources in the next twelve months.

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

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are set forth in Note 1 to our financial statements as included in Item 8. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB)  issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes previous revenue recognition guidance. This standard introduces a new five-step revenue recognition model in which an entity should recognize revenue. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. This standard became effective for WestMountain Alternative Energy, Inc. beginning with the first quarter 2018. As we currently do not have revenue, this standard did not have an impact on our financial statements.
The FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020 for calendar year entities). Management does not believe that the adoption of ASU 2016-13 will have a material impact on our financial statements.
The FASB issued ASU 2016-02, Leases (Topic 842). The standard requires a lessee to recognize a liability to make lease payments and a right-of-use asset representing a right to use the underlying asset for the lease term on the balance sheet. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. Management does not believe that the adoption of ASU 2016-02 will have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

A smaller reporting company is not required to provide the information in this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
WestMountain Alternative Energy, Inc.
Fort Collins, Colorado

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying balance sheets of WestMountain Alternative Energy, Inc. (the "Company") as of December 31, 2017 and 2016, and the related statements of operations, shareholders' equity, and cash flows, for each year in the two‑year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each year in the two‑year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

EKS&H LLLP
/s/ EKS&H LLLP
February 20, 2018
Denver, Colorado

We have served as the Company's auditor since 2010.

WestMountain Alternative Energy, Inc.
Balance Sheets

	December 31,	December 31,
	2017	2016
Assets

Cash	$83,903	$138,812
Certificates of deposit	155,979	155,854
Accounts receivable, related party	1,000	1,000
Income tax receivable	2,140	2,140
Prepaid expenses and other assets	1,433	1,667
Total assets	$244,455	$299,473

Liabilities and Shareholders' Equity
Liabilities:
Indebtedness to related parties	800	800
Accounts payable and accrued liabilities	18,500	16,500
Total liabilities	19,300	17,300

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2017 and 2016
Common stock, $0.001 par value; 100,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding 2017 and 2016
Additional paid-in-capital	366,659	366,659
Accumulated deficit	(150,610)	(93,592)
Total shareholders' equity	225,155	282,173
Total liabilities and shareholders' equity	$244,455	$299,473

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statements of Operations

	For the years ended
	December 31,
	2017	2016
Operating Expenses
Sales, general and administrative expense	$57,143	$52,999
Total operating expenses	57,143	52,999

Net loss from operations	(57,143)	(52,999)

Other income
Interest income	125	140
Net loss before income taxes	(57,018)	(52,859)
Provision for income taxes	-	-
Net loss	$(57,018)	$(52,859)

Basic and diluted income per share	$(0.01)	$(0.01)
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statement of Changes in Shareholders' Equity
For the years ended December 31, 2017 and 2016

	Preferred Stock		Common Stock		Additional
		Par		Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance at December 31, 2015	-	$-	9,106,250	$9,106	$366,659	$(40,733)	$335,032

Net loss	-	-	-	-	-	(52,859)	(52,859)

Balance at December 31, 2016	-	$-	9,106,250	$9,106	$366,659	$(93,592)	$282,173

Net loss	-	-	-	-	-	(57,018)	(57,018)

Balance at December 31, 2017	-	$-	9,106,250	$9,106	$366,659	$(150,610)	$225,155

The accompanying notes are an integral part of these financial statements.

WestMountain Alternative Energy, Inc.
Statements of Cash Flows

	For the years ended
	December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(57,018)	$(52,859)
Adjustments to reconcile net loss to net cash (used in)
operating activities:
Depreciation and write off of assets	-	2,280
Interest income on certificates of deposit	(125)	(140)
Changes in operating assets and operating liabilities:
Accounts receivable, related party	-	(1,000)
Prepaid expenses and other assets	234	5,569
Accounts payable and accrued liabilities	2,000	(1,500)
Net cash (used in) operating activities	(54,909)	(47,650)

Net change in cash	(54,909)	(47,650)

Cash, beginning of year	138,812	186,462

Cash, end of year	$83,903	$138,812

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. As of December 31, 2017 and 2016 there were no cash equivalents.

Accounts Receivable
Accounts receivable consists of amounts due from a related party. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. Management records reasonable allowances to fairly represent accounts receivable amounts that are collectable. The balance of $1,000 in Accounts Receivable, Related Party, has been collected. The funds were deposited in our cash account January 2018. For the years ended December 31, 2017 and 2016, the Company did not consider an allowance for doubtful accounts necessary.

Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, certificates of deposit, accounts payable and accrued liabilities, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

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

WestMountain Alternative Energy, Inc.
Notes to the Financial Statements

(1)    Nature of Organization and Summary of Significant Accounting Policies (continued)

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its state tax return in Colorado as "major" tax jurisdictions, as defined. The tax years 2012-2016 remain open to examination. We are not currently under examination by the Internal Revenue Service or any other jurisdiction. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse affect on the Company's financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB)  issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes previous revenue recognition guidance. This standard introduces a new five-step revenue recognition model in which an entity should recognize revenue. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. This standard became effective for WestMountain Alternative Energy, Inc. beginning with the first quarter 2018. As we currently do not have revenue, this standard did not have an impact on our financial statements.
The FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020 for calendar year entities). Management does not believe that the adoption of ASU 2016-13 will have a material impact on our financial statements.
The FASB issued ASU 2016-02, Leases (Topic 842). The standard requires a lessee to recognize a liability to make lease payments and a right-of-use asset representing a right to use the underlying asset for the lease term on the balance sheet. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. Management does not believe that the adoption of ASU 2016-02 will have a material impact on our financial statements.

 (2)   Certificates of Deposit

The Company has made it a policy to invest funds over and above the forecasted operating expenses in certificates of deposit. Certificate of deposits typically have contractual maturities of 90-180 days.

WestMountain Alternative Energy, Inc.
Notes to the Financial Statements

(3)  Income Taxes

Deferred taxes consists of:
	December 31,
	2017	2016
Deferred tax assets (liabilities):

Prepaid Expenses	$(353)	$(316)
Other Assets	986	914
Net operating loss and other carryforwards	55,594	31,783
Total deferred tax asset (liability) net	56,227	32,381

Total deferred tax assets (liabilities)	56,227	32,381
Valuation allowance	(56,227)	(32,381)
Net deferred tax assets (liabilities)	$-	$-

The expense or benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 15% (which was the statutory rate expected to apply to the company before tax reform was enacted) to income or loss before income taxes as follows for the years ended:

	2017	2016

U.S. federal income tax expense (benefit) at statutory rates	$(8,553)	$(7,929)
State income tax expense (benefit), net of federal impact	(1,611)	(1,604)
Impact of current period enactment of tax legislation	(13,682)	-
Change in valuation allowance	23,846	9,533
Total	$-	$-

The Tax Cuts and Jobs Act ("Tax Act") was signed into law on December 22, 2017.  The Tax Act includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from the maximum rate of 35% to 21%; limitations on  the deductibility of interest expense and executive compensation; eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; changing the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and, the transition of U.S. international taxation from a worldwide tax system to a territorial tax system.

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the federal tax rate, the Company is required to revalue its ending net deferred tax liabilities [assets] as of December 31, 2017, and alter the ending valuation allowance on the net deferred tax assets accordingly.

WestMountain Alternative Energy, Inc.
Notes to the Financial Statements

(4)    Related Parties

Bohemian Companies, LLC and BOCO Investments, LLC are two companies under common control. Mr. Klemsz, our President, has been the Chief Investment Officer of BOCO Investments, LLC since March 2007. Since there is common control between the two companies and a relationship with our Company President, we are considering all transactions with Bohemian Companies, LLC related party transactions. The Company did not have any related party transactions with Bohemian Companies, LLC or BOCO Investments, LLC during the years ended December 31, 2017 and 2016.

The Company entered into an agreement with SP Business Solutions ("SP") to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc. on March 19, 2010, and is considered to be a related party. Total expenses incurred with SP were $2,300 and $2,300 for the fiscal years ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, an accrual of $800 has been recorded for unpaid services.

As of December 31, 2017 and 2016, the Company recorded an amount due of $1,000 from WestMountain Company, a related party. The funds were deposited in our cash account January 2018.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of December 31, 2017. Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii.            provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our  consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
iii.           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name of the sole director and officers of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Brian L. Klemsz	58	President, Treasurer, Director
Joni K Troska	58	Secretary

Mr. Klemsz has been the Company's President, Treasurer, and sole Director since our inception. Since March 2007, he has been the Chief Investment Officer of BOCO Investments, LLC. He was President and Chief Investment Officer for GDBA Investments, LLLP, a private investment partnership from May 2000 until February 2007. He is currently also the President, Treasurer, and sole Director of WestMountain Distressed Debt, Inc., and Chairman, Treasurer and sole Director of WestMountain Company, both of which are public companies, and he is director on the board for WestMountain Gold, Inc. Mr. Klemsz received a Masters of Science in Accounting and Taxation in 1993 and a Masters of Science in Finance in 1990 from Colorado State University. He received his Bachelor of Science degree from the University of Colorado in 1981.

Ms. Troska currently serves as corporate Secretary of WestMountain Company and WestMountain Distressed Debt, Inc., both public companies. She started SP Business Solutions, a business consulting service, in April 2002. Prior to that period, she was employed for fourteen years as the General Accounting Manager and financial liaison for software implementations and acquisition integration by Advanced Energy Industries, Inc., a public international electronics manufacturing company, in Fort Collins, Colorado. While employed by Advanced Energy Industries, Inc., she obtained her business degree in July 2001.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

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

We have an agreement with SP Business Solutions ("SP") to provide accounting and related services for us. The owner, Ms. Joni Troska, was appointed our corporate Secretary on March 19, 2010 and is considered to be a related party. Fees are charged and paid on a quarterly basis. As of December 31, 2017 an accrual of $800 has been recorded for unpaid services. Otherwise, our officers and director are not accruing any compensation pursuant to any agreement with us.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our officers or director.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2017, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 9,106,250 common shares were issued and outstanding as of December 31, 2017.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership(1)(2)	Class

WestMountain Green, LLC (3)	8,050,000	88.4%
1001-A E. Harmony Road, #366
Fort Collins, Colorado 80525

Brian L. Klemsz	(3)
1001-A E. Harmony Road, #366
Fort Collins, Colorado 80525

Joni K. Troska	100,000	1.1%
1001-A E. Harmony Road, #366
Fort Collins, Colorado 80525

All Officers and Directors as a Group	1,452,400	15.9%
(two persons)
_______________

(1) All ownership is beneficial and of record, unless indicated otherwise.
(2) The Beneficial owner has sole voting and investment power with respect to the shares shown.
(3)  Mr. Klemsz owns 16.8% of WestMountain Green, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company entered into an agreement with SP Business Solutions ("SP") to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc. on March 19, 2010, and is considered to be a related party. Total expenses incurred with SP were $2,300 and $2,300 for the fiscal years ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, an accrual of $800 has been recorded for unpaid services.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm, EKS&H LLLP billed an aggregate of $26,875 for the year ended December 31, 2017 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports. EKS&H LLLP billed an aggregate of $18,225 for the year ended December 31, 2016 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES

The following financial information is filed as part of this report:

                    (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS

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

  *     Previously filed with Form SB-2 Registration Statement, January 2, 2008.
  **   Previously filed with Form 10-KSB Registration Statement, February 29, 2008
  *** Previously filed with Form 10-Q, August 11, 2014

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 2018.

WESTMOUNTAIN ALTERNATIVE ENERGY, INC.

By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: February 20, 2018	By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Director