Form 10-Q
period 2018-03-31
WestMountain Alternative Energy Inc
filed 2018-04-24
CIK 1421636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  March 31, 2018

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, April 23, 2018 was 9,106,250.

FORM 10-Q
WestMountain Alternative Energy, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to WestMountain Alternative Energy, Inc.

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

WestMountain Alternative Energy, Inc.
Condensed Balance Sheets

	March 31,	December 31,
	2018	2017
Assets	(Unaudited)

Cash	$55,726	$83,903
Certificates of deposit	155,998	155,979
Accounts receivable, related party	-	1,000
Income tax receivable	2,140	2,140
Prepaid expenses and other assets	7,333	1,433
Total assets	$221,197	$244,455

Liabilities and Shareholders' Equity
Liabilities:
Accrued liabilities, related parties	500	800
Accounts payable and accrued liabilities	28,000	18,500
Total liabilities	28,500	19,300

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2018 and 2017
Common stock, $0.001 par value; 100,000,000 shares authorized,	9,106	9,106
9,106,250 shares issued and outstanding 2018 and 2017
Additional paid-in-capital	366,659	366,659
Accumulated deficit	(183,068)	(150,610)
Total shareholders' equity	192,697	225,155
Total liabilities and shareholders' equity	$221,197	$244,455

The accompanying notes are an integral part of these unaudited condensed financial statements.

WestMountain Alternative Energy, Inc.
Condensed Statement of Operations (Unaudited)
For the three months ended March 31, 2018 and 2017

	For the three months ended
	March 31,
	2018	2017
Operating Expenses
Sales, general and administrative expense	$32,478	$11,566
Total operating expenses	32,478	11,566

Net loss from operations	(32,478)	(11,566)

Other income
Interest income	20	35
Net loss before income taxes	(32,458)	(11,531)
Provision for income taxes	-	-
Net loss	$(32,458)	$(11,531)

Basic and diluted income per share	$(0.00)	$(0.00)
Basic and diluted weighted average common
shares outstanding	9,106,250	9,106,250

The accompanying notes are an integral part of these unaudited condensed financial statements.

WestMountain Alternative Energy, Inc.
Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2018 and 2017

	For the three months ended
	March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(32,458)	$(11,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and operating liabilities:
Interest income on certificates of deposit	(19)	(35)
Accounts receivable, related party	1,000	-
Prepaid expenses and other assets	(5,900)	(5,666)
Accounts payable and accrued liabilities	9,500	1,275
Accrued liabilities, related parties	(300)	(300)
Net cash used in operating activities	(28,177)	(16,257)

Net change in cash	(28,177)	(16,257)

Cash, beginning of period	83,903	138,812

Cash, end of period	$55,726	$122,555

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

Unaudited Interim Condensed Financial Statements
The accompanying interim financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2017 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

Cash and Cash Equivalents
 The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. At March 31, 2018 and December 31, 2017, the Company held no such securities.

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

In evaluating the ultimate realization of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. Management establishes a valuation allowance if it is more likely than not that all or a portion of the deferred income tax assets will not be utilized. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income, which must occur prior to the expiration of the net operating loss carry forwards. As of March 31, 2018 and December 31, 2017, the Company has provided a full valuation allowance on its deferred tax assets.

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

(2) Related Parties

The Company has an agreement with SP Business Solutions ("SP") to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Alternative Energy, Inc. on March 19, 2010, and is considered to be a related party. Total expenses incurred with SP were $500 and $500 for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, an accrual of $500 and $800, has been recorded for unpaid services, respectively.

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

Results of Operations

The following discussion involves our results of operations for the three months ended March 31, 2018 and 2017.

We had revenues of $-0- for the three months ended March 31, 2018 and 2017, respectively.

Operating expenses, consisting primarily of selling, general and administrative costs were $32,478 for the three months ended March 31, 2018, compared to $11,566 for the three months ended March 31, 2017. The significant increase over the two years presented is due to accrued legal fees. The remaining costs were attributable to professional and contract services. We do not anticipate these professional fees or contract services to increase significantly in the near future.

We had a net loss of $32,458 for the three months ended March 31, 2018, compared to a net loss of $11,531 for the three months ended March 31, 2017.

Liquidity and Capital Resources

Our cash on March 31, 2018 was $55,726.  We had an additional amount of $155,998 in Certificates of Deposit. We anticipate that operating costs will range between $50,000 and $80,000, for the fiscal year ending December 31, 2018. These operating costs include contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict.

Cash flows used in operating activities were $28,177 for the three months ended March 31, 2018, compared to cash flows used in operating activities of $16,257 for the three months ended March 31, 2017. We had revenues of $-0- for the three months ended March 31, 2018 and 2017. The increase in cash flows used in operations was primarily due to additional professional fees and contract services which increased our net loss.

Cash flows provided by investing activities were $-0- for the three months ended March 31, 2018 and 2017, respectively.

Cash flows provided by financing activities were $-0- for the three months ended March 31, 2018 and 2017, respectively.

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

We began generating revenues in 2008. As of March 31, 2018, we had a cash position of $55,726 and an additional $155,998 in Certificates of Deposit. We anticipate that operating costs will range between $50,000 and $80,000, for the fiscal year ending December 31, 2018. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict.

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

 *    departures of key personnel.

Of our total outstanding shares as of March 31, 2018, a total of 8,325,000, or approximately 91.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

* Previously filed with Form SB-2 Registration Statement, January 2, 2008
** Previously filed with Form 10-KSB Registration Statement, February 29, 2008
*** Previously filed with Form 10-Q, August 11, 2014

Reports on Form 8-K

No report was filed under cover of Form 8-K for the fiscal quarter ended March 31, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized April 24, 2018.

WESTMOUNTAIN ALTERNATIVE ENERGY, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer,
Chief Financial Officer and Director (Principal
Executive, Accounting and Financial Officer)