Form 10-Q
period 2018-09-30
C-Bond Systems, Inc
filed 2018-11-14
CIK 1421636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2018

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

832-649-5658

(Registrant’s telephone number, including area code)

 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer “, “smaller reporting company “, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

There were 80,247,376 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding as of November 14, 2018.

C-Bond System, Inc.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

References in this document to “us,” “we,” or “Company” refer to C-Bond Systems, Inc.

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$136,489	$46,448
Accounts receivable, net	363	35,225
Inventory	9,023	10,493
Prepaid expenses and other current assets	18,333	771

Total Current Assets	164,208	92,937

OTHER ASSETS:
Property, plant and equipment, net	65,186	91,123
Security deposit	8,977	8,977

Total Other Assets	74,163	100,100

TOTAL ASSETS	$238,371	$193,037

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$332,684	$164,906
Accrued expenses	24,958	104,402
Accrued compensation	136,024	511,855

Total Current Liabilities	493,666	781,163

LONG-TERM LIABILITIES:
Convertible note payable, net of discount	-	92,917

Total Long-term Liabilities	-	92,917

Total Liabilities	493,666	874,080

Commitments and Contingencies (See Note 8)

SHAREHOLDERS’ DEFICIT:

Preferred stock: $0.10 par value, 1,000,000 shares authorized; none issued and outstanding at September 30, 2018 and December 31, 2017, respectively	-	-
Common stock: $0.001 par value, 500,000,000 shares authorized; 76,997,376 and 45,717,635 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	76,997	45,717
Additional paid-in capital	30,109,165	22,127,796
Accumulated deficit	(30,441,457)	(22,854,556)

Total Shareholders’’ Deficit	(255,295)	(681,043)

Total Liabilities and Shareholders’’ Deficit	$238,371	$193,037

See accompanying notes to unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

SALES	$89,301	$118,850	$230,586	$313,294

COST OF SALES (excluding depreciation expense)	15,998	22,555	44,010	64,177

GROSS PROFIT	73,303	96,295	186,576	249,117

OPERATING EXPENSES:

Compensation and related benefits (including stock-based compensation of $1,836,653 and $874,604 for the three months ended September 30, 2018 and 2017, and $5,101,319 and $2,111,620 for the nine months ended September 30, 2018 and 2017, respectively)	2,161,564	1,122,370	5,903,804	2,854,974
Research and development	80,376	16,958	148,981	122,347
Professional fees	213,386	24,415	776,618	58,117
General and administrative expenses	112,436	69,046	311,596	294,171

Total Operating Expenses	2,567,762	1,232,789	7,140,999	3,329,609

LOSS FROM OPERATIONS	(2,494,459)	(1,136,494)	(6,954,423)	(3,080,492)

OTHER EXPENSES:
Loss on debt extinguishment	-	-	(383,475)	-
Settlement expense	(200,000)	-	(200,000)	-
Interest expenses	-	(4,865)	(49,003)	(5,282)

Total Other Expenses	(200,000)	(4,865)	(632,478)	(5,282)

NET LOSS	$(2,694,459)	$(1,141,359)	$(7,586,901)	$(3,085,774)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.04)	$(0.03)	$(0.11)	$(0.07)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	75,591,641	45,229,381	68,041,147	45,212,010

See accompanying notes to unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,586,901)	$(3,085,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	25,937	28,372
Bad debt expense (recovery)	(915)	-
Amortization of debt discount to interest expense	40,691	1,667
Stock-based compensation	5,101,319	2,111,620
Stock-based professional fees	80,417	-
Settlement expense	200,000	-
Loss on debt extinguishment	380,171	-
Change in operating assets and liabilities:
Accounts receivable	35,777	(74,004)
Inventory	1,470	10,239
Prepaid expenses and other assets	771	(10,536)
Accounts payable	207,693	77,222
Accrued expenses	1,389	615
Accrued compensation	37,321	126,248

NET CASH USED IN OPERATING ACTIVITIES	(1,474,860)	(814,331)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in recapitalization	187,401	-
Purchases of property and equipment	-	(3,453)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	187,401	(3,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	1,267,500	100,000
Proceeds from exercise of stock options	110,000	-
Repayment of convertible note payable	(260,000)	-
Proceeds from convertible note payable	260,000	150,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,377,500	250,000

NET INCREASE (DECREASE) IN CASH	90,041	(567,784)

CASH, beginning of period	46,448	596,910

CASH, end of period	$136,489	$29,126

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$6,696	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature reflected in debt discount	$260,000	$10,000
Common stock issued as prepaid for services	$18,333	$-
Common stock issued for accrued compensation	$392,577	$-
Exercise of stock options for accrued compensation	$20,575	$-
Common stock issued for debt and accrued interest	$105,833	$-
Common stock issued for accrued settlement	$114,915	$-

See accompanying notes to unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of organization

On April 25, 2018, C-Bond Systems, Inc. and its subsidiary, WETM Acquisition Corp. (“Acquisition Sub”) entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement with C-Bond Systems, LLC which was organized as a limited liability company in Texas and started business on August 7, 2013 and has three subsidiaries. Pursuant to the terms of the Merger Agreement, on April 25, 2018, referred to as the Closing Date, the Acquisition Sub merged with and into C-Bond Systems, LLC, which was the surviving corporation. Accordingly, C-Bond Systems, LLC became a wholly-owned subsidiary of C-Bond Systems, Inc., C-Bond Systems, Inc., and its subsidiaries are herein referred to as “the Company”. Any reference to contractual agreements throughout these footnotes may relate to C-Bond Systems Inc., or one of its subsidiaries.

Pursuant to the Merger, the Company acquired all of the outstanding equity interests of C-Bond Systems, LLC. It is engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality and sustainability within brittle material systems with a strong focus in the glass industry. At the time a certificate of merger reflecting the Merger was filed with the Secretary of State of Texas, or the Effective Time, all of the outstanding common units of C-Bond Systems, LLC (“Common Units”) that were issued and outstanding immediately prior to the closing of the Merger were converted into an aggregate of 63,505,783 shares of our common stock. As a result, each common unit of C-Bond Systems, LLC was converted into approximately 3.233733 shares of our common stock (the “Conversion Ratio”).  In addition, pursuant to the Merger Agreement, each option to purchase Common Units, issued and outstanding immediately prior to the closing of the Merger was assumed and converted into an option to purchase an equivalent number of shares of our common stock and the exercise price of each such option was divided by the Conversion Ratio. As a result, a total of 14,494,213 options were issued.

The Merger Agreement contained customary representations and warranties and pre- and post-closing covenants of each party and customary closing conditions.

The Merger was treated as a reverse merger and recapitalization of C-Bond Systems, LLC for financial reporting purposes since the C-Bond Systems LLC members retained an approximate 87% controlling interest in the post-merger consolidated entity. C-Bond Systems, LLC is considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger will be replaced with the historical financial statements of C-Bond Systems, LLC and Subsidiaries before the Merger in future filings with the SEC. The balance sheets at their historical cost basis of both entities are combined at the merger date and the results of operations from the merger date forward will include the historical results of C-Bond Systems, LLC and its subsidiaries and results of C-Bond Systems, Inc. (f.k.a. Westmountain Alternative Energy, Inc) from the merger date forward. The Merger was intended to be treated as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

On June 7, 2018, a majority of the Company’s shareholders and its board approved the change of the Company’s name to C-Bond Systems, Inc., approved an increase in the Company’s authorized number of common shares from 100,000,000 to 500,000,000 shares of common stock, and authorized 1,000,000 shares of preferred stock to have such classes and preferences as the Board of Directors may determine from time to time. These changes became effective on July 18, 2018.

All share and per share data in the accompanying consolidated financial statements have been retroactively restated to reflect the effect of the reverse merger and recapitalization.

Basis of presentation and principles of consolidation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, C-Bond Systems, LLC, C-Bond R&D Solutions, LLC, C-Bond Industrial Solutions, LLC, and C-Bond Security Solutions, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in consolidated financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements These unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the years ended December 31, 2017 and 2016 of the Company which were included in the Company’s report on Form 8-K as filed with the Securities and Exchange Commission on May 1, 2018.

Going concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $7,586,901 for the nine months ended September 30, 2018. The net cash used in operations was $1,474,860 for the nine months ended September 30, 2018. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $30,441,457, $255,295 and $329,458, respectively, at September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the nine months ended September 30, 2018 and 2017 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the fair value of beneficial conversion features, and the fair value of non-cash equity transactions.

Fair value of financial instruments and fair value measurements

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (the “FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 820. ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash, accounts receivable, accounts payable, accrued expenses, and accrued compensation approximate their fair market value based on the short-term maturity of these instruments.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

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

Property and equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, which range from three to ten years. Leasehold improvements are depreciated over the shorter of the useful life or lease term including scheduled renewal terms. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Revenue recognition

In May 2014, FASB issued an update Accounting Standards Update (“ASU”) (“ASU 2014-09”) establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard in 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Based on an evaluation of the impact ASU 2014-09 will have on the Company’s sources of revenue, the Company has concluded that ASU 2014-09 did not have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers and there was no cumulative effect adjustment.

The Company sells its products primarily to distributors and authorized dealers. Product sales are recognized when the product is shipped to the customer and title is transferred and are recorded net of any discounts or allowances.

Cost of sales

Cost of sales includes inventory costs, packaging costs and warranty expenses.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Shipping and handling costs

Shipping and handling costs incurred for product shipped to customers are included in general and administrative expenses and amounted to $12,197 and $16,979 for the nine months ended September 30, 2018 and 2017, respectively. Shipping and handling costs charged to customers are included in sales.

Warranty liability

The Company provides limited warranties on its products for product defects for periods ranging from 12 months to the life of the product. Warranty costs may include the cost of product replacement, refunds, labor costs and other costs. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 12 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying consolidated balance sheets and amounted $21,366 and $21,935 at September 30, 2018 and December 31, 2017, respectively. For the nine months ended September 30, 2018 and 2017, warranty expense amounted to $4,478 and $6,112, respectively, and is included in cost of sales on the accompanying condensed consolidated statements of operations.

Research and development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and includes costs such as labor, materials, and other allocated costs incurred. For the nine months ended September 30, 2018 and 2017, research and development costs incurred in the development of the Company’s products were $148,981 and $122,347, respectively, and are included in operating expenses on the accompanying condensed consolidated statements of operations.

Advertising costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the nine months ended September 30, 2018 and 2017, advertising costs charged to operations were $10,082 and $37,107, respectively and are included in sales and marketing on the accompanying condensed consolidated statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which have been deducted from sales.

Federal and state income taxes

Through April 25, 2018, the Company’s subsidiaries operated as a limited liability company and passed all income and loss to each member based on their proportionate interest in the Company. Effective April 26, 2018, the Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes “. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2018 and December 31, 2017, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2013. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of September 30, 2018 and December 31, 2017.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation–Stock Compensation”, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company utilizes the Black-Sholes option pricing model and uses the simplified method to determine expected term because of lack of sufficient exercise history. Additionally, effective January 1, 2017, the Company adopted the Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. The Company has elected to recognize forfeitures as they occur and the cumulative impact of this change did not have any effect on the Company’s consolidated financial statements and related disclosures.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Pursuant to ASC 505-50 – “Equity-Based Payments to Non-Employees”, all share-based payments to non-employees, including grants of stock options, are recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusted the expense recognized in the consolidated financial statements accordingly.

Upon exercise of the stock options by the holder using the exercise methods delineated in the option contract, the Company issues new shares from its unissued authorized shares.

Loss per common share

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per common share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to members by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares, common share equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of stock options (using the treasury stock method) and shares issuable upon conversion of convertible notes payable (using the as-if converted method). These common share equivalents may be dilutive in the future.

All potentially dilutive common shares were excluded from the computation of diluted common shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	September 30, 2018	September 30, 2017
Convertible note	-	129,870
Stock options	13,164,213	10,894,213

Segment reporting

During the nine months ended September 30, 2018 and 2017, the Company operated in one business segment.

Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842) “. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The pronouncement requires a modified retrospective method of adoption and is effective on January 1, 2019, with early adoption permitted. The Company will continue to evaluate the effect the adoption of ASU 2016-02 will have on the consolidated financial statements of the Company.

In June 2018, the FASB issued ASU 2018-07 which simplifies the accounting for share-based payments granted to non-employees for services by aligning it with the accounting for share-based payments to employees, with certain exceptions. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We do not expect the adoption of this accounting guidance to have a material impact on our condensed consolidated financial statements.

There are no other recently issued accounting standards that apply to us or that are expected to have a material impact on our results of operations, financial condition, or cash flows.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

NOTE 3 – ACCOUNTS RECEIVABLE

At September 30, 2018 and December 31, 2017, accounts receivable consisted of the following:

	September 30, 2018	December 31, 2017
Accounts receivable	$363	$38,279
Less: allowance for doubtful accounts	-	(3,054)
Accounts receivable, net	$363	$35,225

For the nine months ended September 30, 2018 and 2017, bad debt (recovery) expense amounted to $(915) and $0, respectively.

NOTE 4 – INVENTORY

At September 30, 2018 and December 31, 2017, inventory consisted of the following:

	September 30, 2018	December 31, 2017
Raw materials	$736	$7,269
Finished goods	8,287	3,224
Inventory	$9,023	$10,493

NOTE 5 - PROPERTY AND EQUIPMENT

At September 30, 2018 and December 31, 2017, property and equipment consisted of the following:

	Useful Life	2018	2017

Machinery and equipment	5 - 7 years	$52,538	$52,538
Furniture and office equipment	3 - 7 years	45,063	45,063
Vehicles	5 years	68,341	68,341
Leasehold improvements	3 years	16,701	16,701
		182,643	182,643
Less: accumulated depreciation		(117,457)	(91,520)
Property and equipment, net		$65,186	$91,123

For the nine months ended September 30, 2018 and 2017, depreciation and amortization expense is included in general and administrative expenses and amounted to $25,937 and $28,372, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On June 1, 2017, the Company received $100,000 from a third party pursuant to the terms of a convertible promissory note (the “Convertible Note”). The Convertible Note accrued interest at 7% per annum and all principal and interest is payable on the maturity date of June 1, 2019. The holder of the Convertible Note could have, at any time, upon written notice, convert all amounts then outstanding under this Convertible Note into a number of common shares of the Company equal to the amount then owed under this Note divided by $0.77. Upon the maturity date, the principal and accrued interest under this note would have automatically be converted into the number of common shares of the Company equal to the amount then owed under this Convertible Note divided by $0.77. The Company evaluated the conversion feature of the Convertible Note and determined the Company’s common stock fair value exceeded the conversion price as stated in the Convertible Note. Management determined that the favorable exercise price represented a beneficial conversion feature. Using the intrinsic value method at the convertible promissory note date, a total discount of $10,000 was recognized and was being amortized to interest expense over the term of the Convertible Note. In March 2018, the principal balance of $100,000 all accrued interest of $5,833 was converted into 136,894 common shares and the Convertible Note was terminated. As of December 31, 2017, the principal balance due under this Convertible Note was $100,000. As of September 30, 2018, this Convertible Note is no longer outstanding.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

On January 22, 2018 (the “Issuance Date”), the Company entered into a securities purchase agreement (the “SPA”) with Esousa Holdings, LLC (“Esousa”), whereby Esousa agreed to invest up to $750,000 (the “Purchase Price”) in the Company in exchange for senior secured the convertible notes and five-year warrants, upon the terms and subject to the conditions thereof. Pursuant to the SPA, the Company issued (i) a senior secured convertible note to Esousa on January 22, 2018, in the original principal amount of $260,000, which bears interest at 10% per annum (the “First Note”) and (ii) 293,123 five-year warrants to purchase common shares of the Company at a purchase price of $0.87 per unit. On January 22, 2018, the Company received cash proceeds of $260,000 under this convertible note. Each convertible note issued pursuant to the SPA was due and payable two years from the issuance date of the respective convertible note, and any accrued and unpaid interest relating to each convertible note, was due and payable semi-annually.

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

On April 26, 2018, the Company and Esousa entered into a Termination Agreement and General Release (“Termination Agreement”) whereby the Company paid Esousa $270,000, and the SPA, Note, Warrant and Registration Rights Agreement and all rights and obligations were terminated. In connection with the Termination Agreement, the Company recorded debt extinguishment expense of $229,696, including the write-off of remaining debt discount of $226,392 and the payment of additional interest of $3,304.

For the nine months ended September 30, 2018 and 2017, interest expense related to these Convertible Notes amounted to $49,003 and $417, including amortization of debt discount charged to interest expense of $40,303 and $417, respectively.

At September 30, 2018 and December 31, 2017, the Convertible Note consisted of the following:

	September 30, 2018	December 31, 2017
Principal amount	$-	$100,000
Less: unamortized debt discount	-	(7,083)
Convertible note payable, net	$-	$92,917

The weighted average interest rate during the nine months ended September 30, 2018 was 8.7%.

NOTE 7 - SHAREHOLDERS’ DEFICIT

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Issuance of common shares for services

On March 7, 2018, the Company entered into a 90-day consulting agreement for business development and lobbying services related to the Company’s ballistic resistant technologies.  In connection with this consulting agreement, the Company issued 80,843 common shares to the consultant which were valued at $68,750, or $0.85 per common share, based on contemporaneous common share sales, which was amortized over the term of the agreement. Additionally, on June 12, 2018, the Company entered into a six months consulting agreement with this consultant. In connection with this consulting agreement, the Company issued 50,000 common shares to the consultant which were valued at $20,000, or $0.40 per common share, based on contemporaneous common share sales, which will be amortized over the term of the agreement. In connection with these consulting agreements, during the nine months ended September 30, 2018, the Company recorded stock-based professional fees of $80,417, and prepaid expenses of $8,333 which will be amortized over the remaining term.

In April 2018, the Company issued 3,233,732 restricted common shares of the Company to employees for services rendered which were valued at $2,750,000, or $0.85 per common share, based on contemporaneous common share sales. These share vest on May 1, 2019. In connection with these shares, the Company shall record stock-based compensation over the one-year vesting period. In June 2018, an employee resigned and his employment agreement was terminated. Accordingly, in June 2018, 485,060 non-vested shares were forfeited. Accordingly upon termination, the Company reversed all stock-based compensation previously recognized on the non-vested shares. For the nine months ended September 30, 2018, the Company recorded stock-based compensation expense of $973,957 related to these shares. Total unrecognized compensation expense related to these unvested common shares at September 30, 2018 amounted to $1,363,742 which will be amortized over the remaining vesting period.

In September 2018, the Company entered into a 90-day consulting agreement for marketing services. In connection with this consulting agreement, the Company issued 25,000 restricted common shares of the Company to a consultant for marketing services to be rendered for the term effective October 1, 2018. These shares were valued at $10,000, or $0.40 per common share, based on contemporaneous common share sales, which was amortized over the term of the agreement. In connection with this consulting agreement, at September 30, 2018, the Company recorded prepaid expenses of $10,000 which will be amortized over the agreement term.

Common shares issuable pursuant to employment agreement

On August 15, 2018 (the “Effective Date”), the Company entered into an employment agreement with its vice president of sale and distribution. Pursuant to this employment agreement, the Company agreed to grant a restricted stock award of 500,000 common shares of the Company which will vest on the first anniversary date of the employment agreement. If the employee’s employment is terminated without cause or for good reason (both as defined in the employment agreement), or a change of control event (as defined in the employment agreement) occurs, these shares will immediately vest. For any other termination of employment, unvested restricted stock shall immediately terminate. These shares were valued on the date of grant at $200,000, or $0.40 per common share, based on contemporaneous common share sales. These shares vest on August 15, 2019. In connection with these shares, the Company shall record stock-based compensation over the one-year vesting period. For the nine months ended September 30, 2018, the Company recorded stock-based compensation expense of $25,000 related to these shares. As of September 30, 2018, these shares had not been issued. Total unrecognized compensation expense related to these unvested common shares at September 30, 2018 amounted to $175,000 which will be amortized over the remaining vesting period.

Common shares issued for exercise of stock options

During the nine months ended September 30, 2018, the Company issued 2,488,895 common shares upon the exercise of 1,595,403 stock options. In connection with these option exercises, the Company received proceeds of $110,000 and reduced accrued compensation by $20,575.

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

Prior to the Closing of the Merger, C-Bond Systems LLC received a letter from counsel to Arnold Jay Boisdrenghein/Equity Capital Holding Group, Inc. claiming that such parties were entitled to a finder’s fee in connection with the Merger of $25,000 and 1,000,000 post-Merger shares of common stock of the Company. On August 20, 2018, pursuant to a settlement and release agreement, the Company issued 500,000 shares of common stock to settle this claim. These shares were valued at $200,000, or $0.40 per common share, based on contemporaneous common share sales. In connection with this settlement agreement, the Company recorded a settlement expense of $200,000.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

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

Common share exercise compensation

As compensation for services commencing on February 1, 2016 and continuing through February 14, 2019, on December 27, 2016, the Company granted a stock option exercise right to an employee of the Company, whereby the employee will received a credit of $5,000 per month towards the cash required to exercise his 750,000 options at $0.31 per share. Accordingly, the employee can exercise options on a cashless basis up to the amount he has been credited. As of September 30, 2018 and December 31, 2017, the employee was credited $160,000 and $115,000 towards the options exercise, respectively. No cash disbursement will be required by the Company under this provision. The Company recognized compensation expense of $45,000 and $45,000 during the nine months ended September 30, 2018 and 2017, respectively, with a corresponding increase to shareholders’ equity

Stock options

For the nine months ended September 30, 2018 and 2017, the Company recorded $3,786,484 and $2,066,620 of compensation and consulting expense related to stock options, respectively. Total unrecognized compensation and consulting expense related to unvested stock options at September 30, 2018 amounted to $3,125,104. The weighted average period over which stock-based compensation expense related to these options will be recognized is approximately two years.

Stock option activities for the nine months ended September 30, 2018 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2017	14,894,213	0.32		$7,948,708
Exercised	(1,595,403)	0.08
Forfeited	(134,597)	0.31
Balance Outstanding September 30, 2018	13,164,213	$0.36	6.71	$1,869,623

Exercisable, September 30, 2018	10,732,262	$0.37	6.25	$1,666,440

Warrants

On January 22, 2018, in connection with the SPA with Esousa, the Company issued 293,123 five-year warrants to purchase shares of Company common shares at a purchase price of $0.87 per unit. In April 2018, these warrants were cancelled under a Termination Agreement (see Note 6).

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Warrant activities for the nine months ended September 30, 2018 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2017	-	-	-	$-
Granted	293,123	0.87
Cancelled	(293,123)	(0.87)
Balance Outstanding September 30, 2018	-	$-	-	$-
Exercisable, September 30, 2018	-	$-	-	$-

2018 Long-term Incentive Plan

On June 7, 2018, a majority of the Company’s shareholders and its board approved the adoption of a 2018 Long-Term Incentive Plan (the “2018 Plan”). The purpose of the 2018 Plan is to advance the interests of the Company, its affiliates and its stockholders and promote the long-term growth of the Company by providing employees, non-employee directors and third-party service providers with incentives to maximize stockholder value and to otherwise contribute to the success of the Company and its affiliates, thereby aligning the interests of such individuals with the interests of the Company’s stockholders and providing them additional incentives to continue in their employment or affiliation with the Company. The Plan was adopted on June 7, 2018 and effective on August 2, 2018.

Under the 2018 Plan, the Plan Administrator may grant:

●	options to acquire the Company’s common stock, both incentive stock options that are intended to satisfy the requirements of Section 422 of the Internal Revenue Code and nonqualified stock options which are not intended to satisfy such requirements. The exercise price of options granted under our 2018 Plan must at least be equal to the fair market value of the Company’s common stock on the date of grant and the term of an option may not exceed ten years, except that with respect to an incentive stock option granted to any employee who owns more than 10% of the voting power of all classes of the Company’s outstanding stock as of the grant date the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date.

●	stock appreciation rights, or SARs, which allow the recipient to receive the appreciation in the fair market value of the Company’s common stock between the date of grant and the exercise date. The amount payable under the stock appreciation right may be paid in cash or with shares of the Company’s common stock, or a combination thereof, as determined by the Administrator.

●	restricted stock awards, which are awards of the Company’s shares of common stock that vest in accordance with terms and conditions established by the Administrator.

●	restricted stock units, which are awards that are based on the value of the Company’s common stock and may be paid in cash or in shares of the Company’s common stock.

●	other types of stock-based or stock-related awards not otherwise described by the terms and provision of the 2018 Plan, including the grant or offer for sale of unrestricted shares of the Company’s common stock, and which may involve the transfer of actual shares of the Company’s common stock or payment in cash or otherwise of amounts based on the value of shares of the Company’s common stock and may be designed to comply with or take advantage of the applicable local laws of jurisdictions other than the United States.

●	other cash-based awards to eligible persons in such amounts and upon such terms as the Administrator shall determine.

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

The aggregate number of shares of common stock that may be issued under the 2018 Plan is 50,000,000 shares. In addition, the maximum aggregate number of shares of the Company’s common stock that may be subject to incentive stock options granted under the 2018 Plan is 50,000,000 shares.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal matters

The Company received demands from a vendor for non-payment of research and development fees in the amount of $268,695. The Company believed that it was not liable for this amount and vigorously disputed such claim. As of September 30, 2018 and December 31, 2017, the Company reflected accounts payable and accrued expenses of $39,915 and $75,000, respectively, in connection with this claim. In April 2018, the Company entered into a settlement agreement with this vendor (See Note 7).

Prior to the Closing of the Merger, C-Bond Systems LLC received a letter from counsel to Arnold Jay Boisdrenghein/Equity Capital Holding Group, Inc. claiming that such parties were entitled to a finder’s fee in connection with the Merger of $25,000 and 1,000,000 post-Merger shares of common stock of the Company. On August 20, 2018, pursuant to a settlement and release agreement, the Company issued 500,000 shares of common stock to settle this claim. These shares were valued at $200,000, or $0.40 per common share, based on contemporaneous common share sales. In connection with this settlement agreement, the Company recorded settlement expense of $200,000.

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of September 30, 2018, other than discussed above, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

Employment agreements

On August 10, 2013 the Company entered into an employment agreement with the Company’s former chief executive officer. Pursuant to this employment agreement, he was to receive cash salary and a 5% commission on equity capital raised for the Company. He also obtained an option to elect to convert all or any part of his future unpaid compensation and benefits into shares of the Company. The conversion price per share (the “Exercise Price”) was equal to $0.031 per share. The Company determined that the commitment date of the option was August 10, 2013, the date of the employment agreement but no expense was recognized until the contingency of exercise and determination of quantity of options is resolved. Accordingly, in 2013, this option was valued on the commitment date using a Black-Scholes option pricing model with the following assumptions; risk-free interest rate of 1.46%, expected dividend yield of 0%, expected option term of 5.75 years, and an expected volatility of 79% based on comparable volatility. The commitment date per unit fair value amounted to $0.021 per share. On January 2, 2018, the former chief executive officer converted his unpaid compensation into 12,694,893 common shares of the Company (see Note 7).

On October 18, 2017, the Company entered into an employment agreement with Mr. Scott Silverman, pursuant to which he serves as the Chief Executive Officer of the Company for an initial term of three years that extends for successive one-year renewal terms unless either party gives 30-days’ advance notice of non-renewal. As consideration for these services, the employment agreement provides Mr. Silverman with the following compensation and benefits:

●	An annual base salary of $300,000, with a 10% increase on each anniversary date contingent upon achieving certain performance objectives as set by the Board. Until the Company raises $1,000,000 in debt or equity financing after entering into this agreement, Mr. Silverman will receive ½ of the base salary on a monthly basis with the other ½ being deferred. Upon the financing being raised, Mr. Silverman will receive the deferred portion of his compensation and his base salary will be paid in full moving forward.

●	When the first $500,000 of equity investments is raised by the Company, after entering into this employment agreement, Mr. Silverman will receive a capital raise success bonus of 5% of all equity capital raised from investors/lenders introduced by him to the Company.

●	Annual cash performance bonus opportunity as determined by the Board.

●	An option to acquire 3,000,000 common shares of the Company, with a strike price of $0.31 per unit. These options will vest pro rata on a monthly basis for the term of the employment agreement. On each anniversary, Mr. Silverman will be eligible to be granted a minimum of 500,000 stock options of the Company at a strike price of $0.85 per common unit contingent upon the achievement of certain performance objectives.

●	Certain other employee benefits and perquisites, including reimbursement of necessary and reasonable travel and participation in retirement and welfare benefits.

The April 25, 2018 financing received of $1,240,000 triggered the right of the employee to receive the deferred salary and the 5% bonus provision disclosed above.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Mr. Silverman’s employment agreement provides that, in the event that his employment is terminated by the Company without “cause” (as defined in his employment agreement), or if Mr. Silverman resigned for “good reasons” (as defined in his new employment agreement), subject to a complete release of claims, he will be entitled to (i) retain all stock options previously granted; and (ii) receive any benefits then owed or accrued along with one year of base salary and any unreimbursed expenses incurred by him. All amounts shall be paid on the termination date. In the event that Mr. Silverman’s employment is terminated by the Company for “cause” (as defined in his employment agreement), or if Mr. Silverman resigned without “good reasons” (as defined in his employment agreement), subject to a complete release of claims, he will be entitled to receive any unpaid base salary and benefits then owed or accrued and any unreimbursed expenses incurred by him. Additionally, if a change of control (as defined in his employment agreement) occurs during the term of this agreement, all unvested stock options will vest in full and if the valuation of the Company in the change of control transaction is greater than $0.85 per common share, then Mr. Silverman shall be paid a bonus equal to two times his minimum base salary and minimum target bonus. Pursuant to the employment agreement, Mr. Silverman will be subject to a confidentiality covenant, a two-year post-termination non-competition covenant and a two-year post-termination non-solicitation covenant.

On October 12, 2015, the Company entered into an employment agreement with Mr. Vincent Pugliese, which was amended on February 11, 2016 and December 20, 2016. Pursuant to this amended employment agreement, he serves as the Chief Operating Officer of the Company for an initial term until December 20, 2018. Upon consummation of the Merger, he also assumed the title of President and interim Chief Financial Officer of the Company.  Either party may terminate the employment by giving 30-days’ advance notice of termination. As consideration for these services, the employment agreement provides Mr. Pugliese with the following compensation and benefits:

●	An annual base salary of $180,000.

●	Annual cash performance bonus opportunity as determined by the Board.

●	Certain other employee benefits and perquisites, including reimbursement of necessary and reasonable travel.

In the event of a change of control (as defined in his employment agreement), and within one year thereafter termination of employment for good “cause” (as defined in his employment agreement), by the Company or for “good reason” (as defined in his employment agreement) by Mr. Pugliese, Mr. Pugliese will be entitled to receive, subject to a complete release of all claims, a lump sum payment equal to his current annual base salary within 30 days after termination date. Further, in the event Mr. Pugliese’s employment is terminated by the Company for a reason other than for cause then the Company shall continue to pay his regular base salary for one year following the termination date. Pursuant to the employment agreement, Mr. Pugliese will be subject to a confidentiality covenant, a two-year post-termination non-competition covenant and a two-year post-termination non-solicitation covenant.

On August 15, 2018 (the “Effective Date”), the Company entered into an employment agreement with its vice president of sale and distribution. The term of this agreement shall begin as of the Effective Date and shall end on the time of the termination of this employee’s employment. Pursuant to this employment agreement, this employee shall receive a 5% commission on sales generated by the employee of the Company’s products. Additionally, the Company agreed to grant a restricted stock award of 500,000 common shares of the Company which will vest on the first anniversary date of the employment agreement. If the employee’s employment is terminated without cause or for good reason (both as defined in the employment agreement), or a change of control event (as defined in the employment agreement) occurs, these shares will immediately vest. For any other termination of employment, unvested restricted stock shall immediately terminate. These shares were valued on the date of grant at $200,000, or $0.40 per common share, based on contemporaneous common share sales. These shares vest on August 15, 2019. In connection with these shares, the Company shall record stock-based compensation over the one-year vesting period. For the nine months ended September 30, 2018, the Company recorded stock-based compensation expense of $25,000 related to these shares. Total unrecognized compensation expense related to these unvested common shares at September 30, 2018 amounted to $175,000 which will be amortized over the remaining vesting period.

Licensing agreement

Pursuant to an agreement dated April 8, 2016, between the Company and Rice University, Rice University has granted a non-exclusive license to the Company, in nanotube-based surface treatment for strengthening glass and related materials under Rice’s intellectual property rights, to use, make, distribute, offer and sell the licensed products specified in the agreement. In consideration for which, the Company had to pay a one-time non-refundable license fee of $10,000 and royalty payments of 5% of net sales of the licensed products during the term of the agreement and a sell-off period of 180 days from termination, In addition, the Company is required to pay for the maintenance of the patents, This agreement will continue until the expiration of the last to expire of the licensed property rights, unless terminated earlier in accordance with the terms of the agreement. There have been no royalty payments paid or due through September 30, 2018.

Anti-dilution rights related to C-Bond Systems, LLC

Prior to the Merger, C-Bond Systems, LLC entered into certain contracts, described below, which provided certain anti-dilution protection to the counterparties to those contracts.  The Company believes that these contracts do not apply to any future issuances of equity by C-Bond Systems, Inc.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

In 2013, pursuant to a subscription agreement, the Company’s subsidiary. C-Bond Systems, LLC issued 2,425,300 common shares. To the extent that during the term of the agreement C-Bond Systems, LLC issues any “down-round” or subsequent investments based upon an enterprise value of less than $2,000,000 (“Dilutive Transaction”) (other than an issuance pursuant to an option agreement with an employee or otherwise to compensate an employee, or incident to an acquisition of assets by C-Bond Systems, LLC in which common units were issued to the seller of such assets) contemporaneously with the Dilutive Transaction, the contract obligated C-Bond Systems, LLC to issue the investor additional common units in C-Bond Systems, LLC in an amount which would provide them with the ownership percentage interest which they would have held in C-Bond Systems, LLC represented by the common units purchased by them on this date.

In 2015, pursuant to a subscription agreement, C-Bond Systems, LLC issued 3,880,480 common shares to an entity at $0.77 per common share. This agreement entitled the subscriber to anti-dilution protection to the extent that C-Bond Systems, LLC issued any equity in a “down-round” based upon a value of less than $0.77 per common unit of C-Bond Systems, LLC (other than an issuance pursuant to an option agreement with an employee or consultant or otherwise to compensate an employee or consultant, or incident to an acquisition of assets by C-Bond Systems, LLC in which common units are issued to the seller of such assets (“Dilutive Transaction”). Contemporaneously with the Dilutive Transaction the contract obligated C-Bond Systems, LLC to issue the Subscriber additional common units in C-Bond Systems, LLC in an amount which would provide the investor with the ownership percentage interest in C-Bond Systems, LLC on a fully diluted basis which Subscriber held immediately prior to the Dilutive Transaction.

In 2016, pursuant to a subscription agreement, C-Bond Systems, LLC issued 1,175,902 common shares to an entity at $0.85 per common share. This agreement entitled this investor to customary broad-based weighted average anti-dilution protection to the extent that after the date of this subscription agreement C-Bond Systems, LLC issued any equity in a “down round” based upon a value of less than $0.85 per common share, including the issuance of options with an exercise price per share of less than $0.85 to compensate employees or consultants (“Dilutive Transaction”), subject to exclusions for issuances of common shares or options in connection with strategic partnerships, equity kickers to lenders or vendors, mergers or acquisitions. The agreement obligated C-Bond Systems, LLC to give to this investor written notice (an “Issuance Notice”) of any proposed issuance by C-Bond Systems, LLC of any C-Bond Systems, LLC common units, or other form of equity interest (excluding issuances of C-Bond Systems, LLC options or other equity to compensate employees or consultants and the issuance of shares in connection with strategic partnerships, equity kickers to lenders or vendors, mergers or acquisitions) at least ten business days prior to the proposed issuance date. This contract entitled the investor to purchase their pro rata portion of such shares or other equity interest of C-Bond Systems, LLC at the price and on the other terms and conditions specified in the issuance notice.

NOTE 9 – CONCENTRATIONS

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits.

The Company places its cash in banks at levels that, at times, may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of September 30, 2018 and December 31, 2017. The Company has not experienced any losses in such accounts through September 30, 2018.

Geographic concentrations of sales

For the nine months ended September 30, 2018 and 2017, all sales were in the United States. No other geographical area accounting for more than 10% of total sales during the nine months ended September 30, 2018 and 2017.

Customer concentrations

For the nine months ended September 30, 2018, one customer accounted for approximately 15.6% of total sales. For the nine months ended September 30, 2017, two customer accounted for approximately 27.5% (10.9% and 16.6%, respectively) of total sales. A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

Vendor concentrations

Generally, the Company purchases substantially all of its inventory from two suppliers. The loss of these suppliers may have a material adverse effect on the Company’s consolidated results of operations and financial condition. However, the Company believes that, if necessary, alternate vendors could supply similar products in adequate quantities to avoid material disruptions to operations.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

NOTE 10 – Revenue Recognition

The revenue that the Company recognizes arises from purchase requests the Company receives from its customers. The Company’s performance obligations under the purchase orders correspond to each shipment of product that the Company makes to its customer under the purchase orders; as a result, each purchase order generally contains more than one performance obligation based on the number of products ordered, the quantity of product to be shipped and the mode of shipment requested by the customer. Control of the Company’s products transfers to its customers when the customer is able to direct the use of, and obtain substantially all of the benefits from, the Company’s products, which generally occurs at the later of when the customer obtains title to the product or when the customer assumes risk of loss of the product. The transfer of control generally occurs at a point of shipment from the Company’s warehouse. Once this occurs, the Company has satisfied its performance obligation and the Company recognizes revenue.

When the Company receives a purchase order from a customer, the Company is obligated to provide the product during a mutually agreed upon time period. Depending on the terms of the purchase order, either the Company or the customer arranges delivery of the product to the customer’s intended destination. In situations where the Company has agreed to arrange delivery of the product to the customer’s intended destination and control of the product transfers upon loading of the Company’s product onto transportation equipment, the Company has elected to account for any freight income associated with the delivery of these products as freight revenue, since this activity fulfills the Company’s obligation to transfer the product to the customer. For the nine months ended September 30, 2018, the total amount of freight recognized as revenue was $6,104.

Transaction Price

The Company agrees with its customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances and freight. In the Company’s contracts with customers, the Company allocates the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Returns of the Company’s product by its customers are permitted only when the product is not to specification and were not material for the nine months ended September 30, 2018. Any sales tax, value added tax, and other tax the Company collects concurrently with its revenue-producing activities are excluded from revenue.

If the Company continued to apply legacy revenue recognition guidance for the first nine months of 2018, the Company’s revenues, gross margin, and net loss would not have changed The Company adopted the new revenue standard in 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Based on an evaluation of the impact ASU 2014-09 will have on the Company’s sources of revenue, the Company has concluded that ASU 2014-09 did not have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers and there was no cumulative effect adjustment (See Note 2—Revenue Recognition).

Revenue Disaggregation

The Company tracks its revenue by product. The following table summarizes our revenue by product for the three and nine months ended September 30, 2018:

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
C-Bond I multi-purpose glass protection system	$27,483	$31,947
C-Bond BRS ballistic resistant glass protection system	23,690	73,805
Solution and film sales - other	12,100	49,691
C-Bond Nanoshield solution sales	24,169	69,039
Freight and delivery	1,859	6,104
Total	$89,301	$230,586

NOTE 12 – SUBSEQUENT EVENT

Common shares issuable to officers and employees

On October 6, 2018, the Company entered into restricted stock award agreements (the “Restricted Stock Award Agreements”) with executive officers and employees. Pursuant to the Restricted Stock Award Agreements, the Company agreed to grant restricted stock awards for an aggregate of 2,750,000 common shares of the Company which will vest on the first anniversary date of the Restricted Stock Award Agreements. If the employee’s employment is terminated for any reason, these shares will immediately be forfeited. In the event of a change of control, the employee shall be 100% vested in all shares of restricted shares subject to these Agreements.

Each executive officer and employee shall have the right to vote the restricted shares awarded to them and to receive and retain all regular dividends paid in cash or property (other than retained distributions), and to exercise all other rights, powers and privileges of a holder of shares of the stock, with respect to such restricted shares, with the exception that (a) the employee shall not be entitled to delivery of the stock certificate or certificates or electronic book entries representing such restricted shares until the shares are vested, (b) the Company shall retain custody of all retained distributions made or declared with respect to the restricted shares until such time, if ever, as the restricted shares have become vested, and (c) the employee may not sell, assign, transfer, pledge, exchange, encumber, or dispose of the restricted shares. The Company is currently evaluating the fair value of the shares issued and shall record stock-based compensation over the one-year vesting period.

These shares shall be considered outstanding for legal purposes but shall be excluded from basic earnings per share until vesting occurs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Forward-Looking Statements” elsewhere in this Report on Form 10-Q. Forward-looking statements include those preceded by, followed by or including the words “will,” “expect,” “intended,” “anticipated,” “believe,” “project,” “forecast,” “propose,” “plan,” “estimate,” “enable,” and similar expressions, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in our industry. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, most of which are difficult to predict and many of which are beyond our control, which include, but are not limited to: the risk that we continue to sustain prolonged losses and never achieve profitability, our ability to continue as a going concern, and risks related to protection and maintenance of our intellectual property. You should review the disclosure under the heading “Risk Factors” in this Current Report on Form 10-Q, in our prior annual report on Form 10-K, and the risk factors stated in our Current Report on Form 8-K filed May 1, 2018, for a discussion of important factors and risks that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

On April 25, 2018, our wholly-owned subsidiary, WETM Acquisition Corp., a corporation formed in the State of Colorado on April 18, 2018, (the “Acquisition Sub”), merged with and into C-Bond Systems, LLC, a privately held Texas limited liability company (“C-Bond Systems, LLC”). Pursuant to this transaction (the “Merger”), C-Bond Systems, LLC was the surviving corporation and became our wholly-owned subsidiary. All of the outstanding membership interests of C-Bond Systems, LLC were converted into shares of our common stock, as described in more detail below.

As a result of the Merger, we acquired the outstanding equity of C-Bond Systems, LLC and will continue the existing business operations of C-Bond Systems, LLC.  In accordance with “reverse merger” or “recapitalization” accounting treatment, our historical financial statements as of period ends, and for periods ended, prior to the Merger will be replaced with the historical financial statements of C-Bond Systems, LLC prior to the Merger, in all future filings with the SEC.  In accordance with the “reverse merger” or “recapitalization” accounting treatment, the unaudited condensed consolidated interim financial statements for the period ended September 30, 2018 include the accounts of the Company and its wholly owned subsidiary, C-Bond Systems, LLC.  The comparative historical financial statements for periods ended prior to the date of the Merger are the historical financial statements of C-Bond Systems, LLC.

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

C-Bond Systems, LLC is considered the accounting acquirer in the Merger and we will account for the transaction as a recapitalization transaction because C-Bond System, LLC’s former members received substantially all of the voting rights in the combined entity and C-Bond Systems, LLC’s senior management represents all of the senior management of the combined entity.

The following discussion highlights C-Bond System Inc.’s results of operations and the principal factors that have affected our consolidated financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the consolidated statements of financial condition and consolidated results of operations presented herein. The following discussion and analysis are based on the Company’s unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such condensed consolidated financial statements and the related notes thereto.

Private Placement

Concurrently with the closing of the Merger, we sold 3,100,000 shares of our common stock pursuant to a private placement for a purchase price of $0.40 per share, or the Offering Price.

Operating Overview

We are a nanotechnology company and the sole owner, developer and manufacturer of the patented C-Bond technology.  We are engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality and sustainability of brittle material systems.  We presently have a primary focus in the multi-billion dollar glass and window film industry with target markets in the United States and internationally.  The C-Bond technology enables ordinary glass to dissipate energy by permeating the glass surface and detecting microscopic flaws and defects that are randomly distributed all over the glass surface. Our technology’s unique qualities then work to locate and repair the identified surface imperfections that weaken the glass composite structure and ultimately act as failure initiators. The C-Bond formula is engineered to maintain original glass design integrity while increasing the mechanical performance properties of the glass unit.

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

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based upon our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management continually evaluates such estimates, including those related to estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the fair value of a beneficial conversion feature, and the fair value of non-cash equity transactions. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the unaudited condensed consolidated financial statements.

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

Revenue recognition

In May 2014, FASB issued an update Accounting Standards Update (“ASU”) (“ASU 2014-09”) establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard in 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Based on an evaluation of the impact ASU 2014-09 will have on the Company’s sources of revenue, the Company has concluded that ASU 2014-09 did not have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers and there was no cumulative effect adjustment.

The Company sells its products primarily to distributors and authorized dealers. Product sales are recognized when the product is shipped to the customer and title is transferred and are recorded net of any discounts or allowances.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company utilizes the Black-Sholes option pricing model and uses the simplified method to determine expected term because of lack of sufficient exercise history. Additionally, effective January 1, 2017, the Company adopted the Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. The Company has elected to recognize forfeitures as they occur and the cumulative impact of this change did not have any effect on the Company’s consolidated financial statements and related disclosures.

Pursuant to ASC 505-50 – “Equity-Based Payments to Non-Employees”, all share-based payments to non-employees, including grants of stock options, are recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, we periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusted the expense recognized in the consolidated financial statements accordingly.

Upon exercise of the stock options by the holder using the exercise methods delineated in the option contract, we issue new common shares from our unissued authorized stock.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative unaudited condensed consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements for the three and nine months ended September 30, 2018 and 2017, which are included elsewhere in this Form 10-Q. The results discussed below are for the three and nine months ended September 30, 2018 and 2017.

Comparison of Results of Operations for Three and Nine Months ended September 30, 2018 and 2017

Sales

For the three months ended September 30, 2018, sales amounted to $89,301 as compared to $118,850 for the three months ended September 30, 2017, a decrease of $29,549, or 24.9%. For the nine months ended September 30, 2018, sales amounted to $230,586 as compared to $313,294 for the nine months ended September 30, 2017, a decrease of $82,708, or 26.4% which was attributable to lack of working capital and marketing funds. Historically, we have generated revenue from product sales. Beginning in January 2017, C-Bond implemented a multiple product structure consisting of the glass strengthening technology platform with enhancements to address specific product verticals. This methodology produced the launch of C-Bond NanoShield in the fourth quarter of 2017 with the continued revenues from C-Bond I for window film and C-Bond II Ballistic Resistant products.  We use multiple sales channels, including distributors and authorized dealers to generate revenues.

Cost of Goods Sold

Cost of goods sold is comprised primarily of inventory sold, packaging costs, and warranty costs.  For the three months ended September 30, 2018, cost of sales amounted to $15,998 as compared to $22,555 for the three months ended September 30, 2017, a decrease of $6,557, or 29.1%. For the nine months ended September 30, 2018, cost of sales amounted to $44,010 as compared to $64,177 for the nine months ended September 30, 2017, a decrease of $20,167, or 31.4%. The decreases in cost of sales was primarily due to a decrease in sales mentioned above.

Gross Profit

For the three months ended September 30, 2018, gross profit amounted to $73,303, or 82.1% of sales, as compared to $96,295, or 81.0% of sales, for the three months ended September 30, 2017, a decrease of $22,992, or 23.9%. For the nine months ended September 30, 2018, gross profit amounted to $186,576, or 80.9% of sales, as compared to $249,117, or 79.5% of sales, for the nine months ended September 30, 2017, a decrease of $62,541, or 25.1%. These decreases in gross profits are primarily the result of a decrease in sales as discussed above.

Operating Expenses

For the three months ended September 30, 2018, operating expenses amounted to $2,567,762 as compared to $1,232,789 for the three months ended September 30, 2017, an increase of $1,309,973, or 106.3%. For the nine months ended September 30, 2018, operating expenses amounted to $7,140,999 as compared to $3,329,609 for the nine months ended September 30, 2017, an increase of $3,811,390, or 114.5%. For the three and nine months ended September 30, 2018 and 2017, operating expenses consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Compensation and related benefits, including stock based compensation charges	$2,161,564	$1,122,370	$5,903,804	$2,854,974
Research and development	80,376	16,958	148,981	122,347
Professional fees	213,386	24,415	776,618	58,117
General and administrative expenses	112,436	69,046	311,596	294,171

Total	$2,567,762	$1,232,789	$7,140,999	$3,329,609

Compensation and related benefits

For the three months ended September 30, 2018, compensation and related benefits increased by $1,039,194, or 92.6%, as compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, compensation and related benefits increased by $3,048,830, or 106.8%, as compared to the nine months ended September 30, 2017. These increases were due to an increase in stock-based compensation expense. During the three months ended September 30, 2018 and 2017, stock-based compensation related to the accretion of stock-option expense and other stock-based compensation amounted to $1,836,653 and $874,604, respectively, an increase of $962,049. During the nine months ended September 30, 2018 and 2017, stock-based compensation related to the accretion of stock-option expense and other stock-based compensation amounted to $5,101,319 and $2,111,620, respectively, an increase of $2,989,699.

Research and Development

Research and development expenses consist primarily of contracted development services, third party testing laboratories and allocated overhead expenses.  For the three months ended September 30, 2018, research and development expense increased by $63,418, or 374.0%, as compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, research and development expense increased by $26,634, or 21.8%, as compared to the nine months ended September 30, 2017. The increase in research and development expense is primarily related to continued evolution of the fundamental solution chemistry. We believe continued investment is important to attaining our strategic objectives and expect research and development expenses to increase in the foreseeable future.

Professional Fees

For the three months ended September 30, 2018, professional fees increased by $188,971, or 774.0%, as compared to the three months ended September 30, 2017. This increase primarily related to an increase in legal fees of $113,293 incurred related to the Merger and patent activities, an increase in accounting fees of $28,771 related audit fees and other accounting fees incurred, and an increase in consulting fees of $40,073, including an increase in stock-based consulting fees of $10,000. For the nine months ended September 30, 2018, professional fees increased by $718,501, or 1,236.3%, as compared to the nine months ended September 30, 2017. This increase primarily related to an increase in legal fees of $444,781 incurred related to the Merger, an increase in accounting fees of $107,027 related audit fees and other accounting fees incurred, and an increase in consulting fees of $159,859, including the recording of stock-based consulting fees of $80,417.

General and Administrative

General and administrative expenses consist primarily of rent, insurance, depreciation expense, sale and marketing, delivery and freight, travel and entertainment, and other office expenses. For the three months ended September 30, 2018, general and administrative expenses increased by $43,390, or 62.8%, as compared to the three months ended September 30, 2017.  For the nine months ended September 30, 2018, general and administrative expenses increased by $17,425, or 5.9%, as compared to the nine months ended September 30, 2017. We expect our general and administrative expenses to increase due to the anticipated growth of our business.

Other Expense

For the three months ended September 30, 2018, other expenses increased by $195,135 as compared to the three months ended September 30, 2017. On August 20, 2018, pursuant to a settlement and release agreement, we issued 500,000 shares of common stock to settle a claim. These shares were valued at $200,000, or $0.40 per common share, based on contemporaneous common share sales. In connection with this settlement agreement, we recorded settlement expense of $200,000. We did not incur such expense in the 2017 period. For the nine months ended September 30, 2018, other expenses increased by $627,196 as compared to the nine months ended September 30, 2017. This increase was due to an increase in interest expense of $43,721 related to the amortization of debt discount and an increase in interest-bearing debt, an increase in loss from extinguishment of debt of $383,475, and a settlement expense of $200,000 as discuss above. During the nine months ended September 30, 2018, we recorded loss on debt extinguishment related to the issuance of 315,957 shares to a vendor to settle amounts owed to such vendor whereby we recorded a loss of debt extinguishment of $153,779, and due to a note termination agreement whereby we recorded a loss on debt extinguishment of $229,696.

Net Loss

For the three months ended September 30, 2018, net loss amounted to $2,694,459, or $0.04 per common share (basic and diluted), as compared to $1,141,359, or $0.03 per common share (basic and diluted), for the three months ended September 30, 2017, an increase of $1,553,100. For the nine months ended September 30, 2018, net loss amounted to $7,586,901, or $0.11 per common share (basic and diluted), as compared to $3,085,774, or $0.07 per common share (basic and diluted), for the nine months ended September 30, 2017, an increase of $4,501,127. The increase in net loss was primarily attributable to an increase in stock-based compensation expense, a reduction of gross profit and an increase in professional fees as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $136,489 and $46,448 of cash as of September 30, 2018 and December 31, 2017, respectively.

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

On June 1, 2017, we received $100,000 from a third party pursuant to the terms of a convertible promissory note (the “Convertible Note”). The Convertible Note accrued interest at 7% per annum and all principal and interest was payable on the maturity date of June 1, 2019. On April 1, 2018, the note and related accrued interest was converted into 136,894 common shares.

On January 22, 2018 (the “Issuance Date”), we entered into a securities purchase agreement (the “SPA”) with Esousa Holdings, LLC (“Esousa”), whereby Esousa agreed to invest up to $750,000 (the “Purchase Price”) in C-Bond Systems, LLC in exchange for senior secured convertible notes and five-year warrants, upon the terms and subject to the conditions thereof. Pursuant to the SPA, we issued (i) a senior secured convertible note to Esousa on January 22, 2018, in the original principal amount of $260,000, which bears interest at 10% per annum (the “First Note”) and (ii) 293,123 five-year warrants to purchase shares of C-Bond common stock at a purchase price of $0.87 per share. On January 22, 2018, C-Bond received cash proceeds of $260,000 under this convertible note. Each convertible note issued pursuant to the SPA was due and payable two years from the issuance date of the respective convertible note, and any accrued and unpaid interest relating to each convertible note, was due and payable semi-annually.

Esousa was entitled to, at any time or from time to time, convert each convertible note issued under the SPA into our common shares, at a conversion price per share (the “Conversion Price”) equal to $0.87 (subject to adjustment as provided in the First Note). The First Note contained various covenants, such as rights of first refusal, restrictions on the incurrence of indebtedness, creation of liens, payment of restricted payments, redemptions, payment of cash dividends and the transfer of assets. C-Bond also entered into a registrations rights agreement with Esousa which has been terminated. On April 26, 2018, C-Bond paid off the Esousa First Note, described below, for $270,000 and the parties terminated all of the related agreements, including the notes, the warrants and the registrations rights agreement.

In January 2018, we issued 323,373 common shares upon the exercise of 100,000 stock options at $0.031 per share. In connection with this option exercise, C-Bond received proceeds of $10,000. In April 2018, we issued 970,120 common shares upon the exercise of 300,000 stock options at $0.031 per share. In connection with these option exercises, we received proceeds of $30,000.

In September 2018, we received proceeds of $70,000 and reduced accrued compensation by $20,575 from the exercise of 1,195,403 stock options.

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

Cash Flows

For the Nine Months Ended September 30, 2018 and 2017

The following table shows a summary of our cash flows for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(1,474,860)	$(814,331)
Net cash provided by (used in) investing activities	$187,401	$(3,453)
Net cash provided by financing activities	$1,377,500	$250,000
Net decrease in cash	$90,041	$(567,784)
Cash - beginning of the period	$46,448	$596,910
Cash - end of the period	$136,489	$29,126

Net cash flow used in operating activities was $1,474,860 for the nine months ended September 30, 2018 as compared net cash flow used in operating activities to $814,331 for the nine months ended September 30, 2017, an increase of $660,529. Net cash flow used operating activities for the nine months ended September 30, 2018 primarily reflected a net loss of $7,586,901, which was then adjusted for the add-back of non-cash items consisting of depreciation and amortization of $25,937, stock-based compensation expense of $5,101,319, stock-based professional fees of $80,417, loss on debt extinguishment expense of $380,171, non-cash settlement expense of $200,000, and the amortization of debt discount to interest expense of $40,691, and changes in operating assets and liabilities consisting primarily of a decrease in accounts receivable of $35,777 and an increase in accounts payable of $207,693. Net cash flow used operating activities for the nine months ended September 30, 2017 primarily reflected a net loss of $3,085,774, which was then adjusted for the add-back of non-cash items consisting of depreciation and amortization of $28,372 and stock-based compensation expense of $2,111,620, and changed in operating assets and liabilities consisting of an increase in accounts receivable of $74,004, an increase in accounts payable of $77,222, and an increase in accrued compensation of $126,248.

For the nine months ended September 30, 2018, net cash flow provided by investing activities amounted to $187,401 as compared to net cash used in investing activities of $3,453. During the nine months ended September 30, 2018, we received cash of $187,401 in connection with the merger transaction discussed elsewhere. During the nine months ended September 30, 2017, we used cash of $3,453 for the purchase of property and equipment.

Net cash provided by financing activities was $1,377,500 for the nine months ended September 30, 2018 as compared to $250,000 for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we received net proceeds from the sale of common stock of $1,267,500 and proceeds from the exercise of stock options of $110,000. During the nine months ended September 30, 2017, we received proceeds from the sale of common stock of $100,000 and proceeds from convertible debt of $150,000.

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

As of September 30, 2018, we determined that there was substantial doubt about our ability to maintain operations as a going concern.  Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. We will seek to raise capital through additional debt and/or equity financings to fund operations in the future. Although we have historically raised capital from sales of member units, from the sale of common shares, and from the issuance of convertible promissory notes, we may not be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2018, our disclosure controls and procedures were not effective.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2018, we issued 1,195,403 common shares upon the exercise of stock options. In connection with this option exercise, we received proceeds of $70,000 and reduced accrued compensation by $20,575.

Prior to the Closing of the Merger, C-Bond Systems LLC received a letter from counsel to Arnold Jay Boisdrenghein/Equity Capital Holding Group, Inc. claiming that such parties were entitled to a finder’s fee in connection with the Merger of $25,000 and 1,000,000 post-Merger shares of common stock of the Company. On August 20, 2018, pursuant to a settlement and release agreement, we issued 500,000 shares of common stock to settle this claim. These shares were valued at $200,000, or $0.40 per common share, based on contemporaneous common share sales. In connection with this settlement agreement, we recorded settlement expense of $200,000.

In September 2018, we entered into a 90-day consulting agreement for marketing services. In connection with this consulting agreement, we issued 25,000 restricted common shares of the Company to a consultant for marketing services to be rendered for the term effective October 1, 2018. These shares were valued at $10,000, or $0.40 per common share, based on contemporaneous common share sales, which was amortized over the term of the agreement. In connection with this consulting agreement, at September 30, 2018, we recorded prepaid expenses of $10,000 which will be amortized over the agreement term.

The above securities were issued in reliance upon the exemptions provided by Section 4(a) (2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger and Reorganization dated as of April 25, 2018, among WestMountain Alternative Energy, Inc., WETM Acquisition Corp. and C-Bond Systems, LLC incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2018, File No. 000-53029).
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s SB-2 Registration Statement filed with SEC on January 2, 2008, File No. 333-148440).
3.2	First Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed with SEC on August 11, 2014, File No. 000-53029).
3.3	Second Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2018, File No. 000-53029).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 8, 2018, File. No. 000-53029).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

# Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C-BOND SYSTEMS, INC.

Dated: November 14, 2018	By:	/s/ Scott R. Silverman
Scott R. Silverman
Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2018	By:	/s/ Vincent J. Pugliese
Vincent J. Pugliese
Chief Financial Officer (Principal Financial Officer)