Form 10-K
period 2018-12-31
C-Bond Systems, Inc
filed 2019-04-01
CIK 1421636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-53029

C-BOND SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Colorado	26-1315585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6035 South Loop East, Houston, TX	77033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (832) 649-5658

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing price of $2.99 per share of common stock as of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), was $43,677,275.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 81,144,066 shares of common stock are issued and outstanding as of March 22, 2019.

Documents Incorporated by Reference

None

C-BOND SYSTEMS, INC.

FORM 10-K

December 31, 2018

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,”, “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our ability to obtain additional funds for our operations;

●	our ability to obtain and maintain intellectual property protection for our products and our ability to operate our business without infringing the intellectual property rights of others;

●	our reliance on third party distributors;

●	the initiation, timing, progress and results of our research and development programs;

●	our dependence on current and future collaborators for developing new products;

●	the rate and degree of market acceptance of our commercial products;

●	the implementation of our business model and strategic plans for our business;

●	our estimates of our expenses, losses, future revenue and capital requirements, including our needs for additional financing;

●	our reliance on third party suppliers to supply the materials and components for our products;

●	our ability to attract and retain qualified key management and technical personnel;

●	our financial performance;

●	the impact of government regulation and developments relating to our competitors or our industry; and

●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Report.

Any forward-looking statement in this Report reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Report also contains estimates, projections and other information concerning our industry, our business and the markets for certain glass strengthening solutions, hydrophobic products, and window film mounting solutions, including data regarding the estimated size of those markets and their projected growth rates. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Report. Except as required by law, we do not undertake any obligation to update or release any revisions to these forward-looking statements to reflect any events or circumstances, whether as a result of new information, future events, changes in assumptions or otherwise, after the date hereof.

ii

PART I

ITEM 1. BUSINESS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements that appear elsewhere in this Report.

As used in this Report and unless otherwise indicated, the terms “C-Bond Systems, Inc.,” “Company,” “we,” “us,” or “our” refer to C-Bond Systems, Inc. and its wholly owned subsidiaries, C-Bond Systems, LLC, C-Bond R&D Solutions, LLC, C-Bond Industrial Solutions, LLC, and C-Bond Security Solutions, LLC, as the context may require.

Overview

We are a materials development company and the sole owner of the patented, proprietary nanotechnology, which we call our C-Bond™ technology.  We currently sell our technology primarily to the glass industry. Our product, called C-Bond, is designed to significantly increase the strength of glass, enhance glass flexibility, and improve the structural integrity of glass. The product is scalable across various target segments and industry verticals.  To date, we have focused on automotive glass, including windshields, and architectural glass.  In the future, other glass segments such as electronics, including display glass, and glass packaging, including bottles, may be targeted, but we have not entered these markets yet.

The C-Bond technology provides strength and improved functional performance to brittle materials.  Currently focused on the glass industry, the C-Bond technology enables ordinary glass to dissipate energy by permeating the glass surface and detecting microscopic flaws and defects that are randomly distributed all over the glass surface. C-Bond’s unique qualities then work to locate and repair the identified surface imperfections that weaken the glass composite structure and ultimately act as failure initiators. The C-Bond formula is engineered to maintain original glass design integrity while increasing the mechanical performance of the glass.

Our Business

Product and Service Offerings

C-Bond current products are patented, low-cost technologies that significantly increase the mechanical performance of glass. We have implemented the following product structure integrating a “new strategic product platform” that has enhanced performance capabilities and market reach with a “legacy product platform” that is still generating incremental revenue and earnings.

New Strategic Product Platform

C-Bond Transportation Windshield Performance Solution.

C-Bond NanoShield™ is a patented nanotechnology windshield glass strengthening and hydrophobic (water repellent) all-in-one performance system. It is designed to improve windshield safety and performance by increasing windshield chip and crack resistance and improving windshield visibility in wet weather conditions to provide extended driver reaction time.  We believe that C-Bond NanoShield is unique in the market and that the product has no direct competitors. With C-Bond NanoShield, we intend to create new markets and channels in the aftermarket automotive windshield segment, including fleets, automotive dealers, and service providers.

Legacy Product Platform

C-Bond I Glass Strengthening Primer and Window Film Mounting Solution.

C-Bond I is a patented, non-toxic, water-based nanotechnology solution designed to significantly increase the strength of glass and improve the performance properties of window film-to-glass products. C-Bond I improves the performance of window film-to-glass products by reducing glass breakage from impact and stress environments, and fills the capillary voids on the glass surface preventing the trapping of moisture and impurities that impede cure time and adhesion between the glass and any succeeding window film product. This is important because when glass does break, this nanotechnology improves the chances that no large shards/pieces will escape the immediate area of the glass surface and result in serious laceration or personal injury.  C-Bond I has been tested against untreated glass by third-party laboratories and shown to outperform untreated glass in this capacity.  C-Bond I faces market competition from basic soap and water products (such as baby shampoo and dishwashing soap) as the recognized industry standard window film application solution, which we believe provide no structural benefits and are designed to wash hair and dishes, respectively. C-Bond I increases overall glass strength, improves window film product performance, and can be used in conjunction with any manufacturer’s film product.

C-Bond BRS (Ballistic Resistant Film System)

C-Bond BRS is a patented nanotechnology Ballistic Resistant Film System that increases the structural integrity of glass and provides National Institute of Justice (NIJ) Level I, Level II and Underwriter Laboratories (UL) 752 ballistic resistant protection. C-Bond BRS includes a specified glass thickness and glass type, the C-Bond window film mounting solution to improve the glass mechanical strength, and the C-Bond window film product. This product is targeted to police, fire, emergency services, schools, airports, and mass transit government buildings due to the utility of ballistic resistant glass protection in their respective fields. The C-Bond BRS system seeks to combine simplicity and affordability with a one-way capability (the ability to shoot-out but prevent shooting in) ballistic protection as compared to other costlier ballistic resistant material (polycarbonate and glass laminate) products.

Commercial Market Strategy

We utilize a distributor model to reach potential customers.  This approach takes advantage of existing resources and facilitates relationships between us and our enterprise partner in order to leverage their collective strengths.  We require industry partners to generate economic growth, support commercialization activities, provide more developed business networks, knowledge of and access to supply and demand channels, and supplement limited financial resources. We and our industrial partners work together to determine scalability, adaptability, affordability, usability and intellectual property. From a business perspective, the long-term scope and strategic benefits of our plug and play business strategy is to be able to carry out business on a global basis at a lower cost and becoming better informed and more adaptive to changing market conditions, which is dependent on securing these relationships.

C-Bond Authorized Distributor Network

On April 1, 2016, we officially launched our Authorized Distributor Program focused on channeling distribution agreements with industry specific business-to-business and original equipment manufacturing customers to develop a global distribution network. This program aims to partner with high quality distributors that can grow revenues and margins. Our present distribution channels span the United States from Florida to Hawaii and consist of 56 distribution channels, including international sales in Brazil, Columbia, United Kingdom, the Netherlands, Australia, Canada and the UAE. For the year ended December 31, 2018, three customers accounted for approximately 43.3% of our total sales (11.2%, 13.9% and 18.2%, respectively). For the year ended December 31, 2017, one customer accounted for approximately 15% of our total sales. A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

Suppliers

Currently, we rely on one main supplier, Madico, Inc., for our window film and one main supplier, Gelest, Inc., for our chemicals.  However, we believe that, if necessary, alternate suppliers could be found without material disruption to our business.

Intellectual Property

To date, we have filed, licensed and/or acquired a total of 22 individual patents and patent applications spanning core and strategic nano-technology applications and processes. We intend to continue to expand our patent coverage. Our focus remains on building a patent portfolio that protects our core intellectual property and delivers shareholder value.

We own five provisional United States patents and licenses, five United States patents, and 12 foreign patents on a non-exclusive basis from William Marsh Rice University (“Rice University”) with claims directed toward various aspects of our current products and products under development including the use of nanotechnology for glass strengthening and the processes and composition of our products.

Pursuant to an agreement dated April 8, 2016, between us and Rice University, Rice University has granted a non-exclusive license to us, in nanotube-based surface treatment for strengthening glass and related materials under Rice’s intellectual property rights, to use, make, distribute, offer and sell the licensed products specified in the agreement. In consideration, we had to pay a one-time non-refundable license fee of $10,000 and royalty payments of 5% of net sales of the licensed products during the term of the agreement and a sell-off period of 180 days from termination. In addition, we are required to pay for the maintenance of the patents.  This agreement will continue until the expiration of the last to expire of the licensed property rights, unless terminated earlier in accordance with the terms of the agreement.

The “C-Bond™” and “C-Bond NanoShield™” names and logos are registered trademarks issued by the U.S. Patent and Trademark Office.

Research and Development

During the years ended December 31, 2018 and 2017, we incurred research and development costs of $258,294 and $214,112, respectively.  These costs were incurred to continue to upgrade C-Bond products.

Competition

C-Bond Nanoshield Windshield Performance System

We believe we have no direct competition in the windshield glass strengthening space.

C-Bond NanoShield also provides a complementary hydrophobic or water repellent quality.  There are competitors in this space, including Rain-X, AquaPel, and Diamond Fusion. We believe these products do not provide chip or crack resistance and have hydrophobic properties that degrade sooner than C-Bond NanoShield. Accordingly, management believes there is no product that is truly comparable to C-Bond NanoShield currently on the market.  We had the performance of C-Bond NanoShield verified at our request, based on a modified chip test for paint on metal parts, SAEJ 400, to provide windshield glass chip protection when compared to untreated glass.

C-Bond I Glass Strengthening Primer and Window Film Mounting Solution

C-Bond I faces competition from alternative window film mounting products in the market; however, all these products have similar ingredients to a soap and water mix, which we believe provides no structural benefit.  These solutions are used to provide a window film installer the ability to slip or move the film on the surface to which it is applied.  The industry standard solution most commonly used to apply window film products to glass is a mixture containing commonly available baby shampoo or dishwashing soap and water that we believe has the following negative attributes: provides no structural benefits, often bubbles or yellows and scatters light, can only be applied within a limited temperature range, and may require 30 to 120 days of “dry” time to set completely depending on the film thickness.  C-Bond-I provides the same slip properties while also strengthening the glass and improving film adhesion.

C-Bond BRS

C-Bond BRS faces competition from alternative bullet proof or bullet resistant glass products in the market. Alternative bullet proof solutions use a polycarbonate or glass laminate materials that are expensive, thick, heavy, often require reframing and retrofit of existing structure and revised building codes, and yellow and discolor over time.  These alternative solutions are often cost prohibitive to cost sensitive customers such as educational and municipal facilities.  C-Bond BRS allows for increased safety and security at affordable costs.  Most importantly, it provides a deterrent to an intruder and valuable time to secure the facility.

Employees

As of December 31, 2018, we had seven full-time employees. We have established an extensive network of external partners, contractors, and consultants to outsource to in an effort to minimize administrative overhead and maximize efficiency.

General Company Information

WestMountain Alternative Energy, Inc. (“WestMountain Alternative Energy”) was incorporated in the state of Colorado on November 13, 2007. C-Bond Systems, LLC is a Texas-based limited liability company that was formed in 2013, headquartered in Houston, Texas. On April 25, 2018, WestMountain Alternative Energy, WestMountain Alternative Energy’s wholly-owned subsidiary, WETM Acquisition Corp., a corporation formed in the State of Colorado on April 18, 2018, (the “Acquisition Sub”), and C-Bond Systems, LLC, entered into an Agreement and Plan of Merger and Reorganization (“Merger Agreement”). Pursuant to the terms of the Merger Agreement, on April 25, 2018, referred to as the Closing Date, the Acquisition Sub merged with and into C-Bond Systems, LLC, which was the surviving corporation and became a wholly-owned subsidiary of WestMountain Alternative Energy (the “Merger”). The Merger was effective as of April 26, 2018, upon the filing of a Certificate of Merger with the Secretary of State of the State of Texas. On July 18, 2018, we changed our name to C-Bond Systems, Inc.  Our common stock is currently quoted on the OTC Pink marketplace on a limited basis under the trading symbol “CBNT”. Our principal executive offices are located at 6035 South Loop East, Houston, Texas, 77033. Our website address is http://cbondsystems.com/, and our telephone number is (832) 649-5658. The content of any website of ours is not a part of, or incorporated by reference in, this Report. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). These reports and any other information filed by the Company with the SEC are available free of charge on our website. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should not invest in our stock unless you are able to bear the complete loss of your investment. You should carefully consider the risks described below, as well as other information provided to you in this annual report on Form 10-K, including information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Cautionary Note Regarding Forward-Looking Information” before making an investment decision. The risks and uncertainties described below are not the only ones facing C-Bond Systems. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment.

We have incurred substantial losses to date, may continue to incur losses in the future, and we may never achieve or sustain profitability.

We have incurred substantial net losses since our inception, including net losses of $9,904,719 and $8,299,692 for the years ended December 31, 2018 and 2017, respectively, and these losses may continue. As of December 31, 2018, we had an accumulated deficit of $32,759,275. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including research and development operations and the commercialization of our C-Bond technologies. Our ability to achieve profitability depends on our success in increasing industry acceptance of our technologies and products. We may never achieve profitability.

Our ability to continue as a going concern will require us to obtain additional financing to fund our current operations, which may be unavailable on attractive terms, if at all.

As of December 31, 2018, our recurring operating losses, cash used in operations and our current operating plans raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Our ability to continue as a going concern will require us to obtain additional financing to fund our current operating plans. We believe that our existing cash and cash equivalents will not be sufficient to fund our current operating plans. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development efforts and commercialization efforts.

Our future revenues are very difficult to predict with any accuracy.

We are an early stage company. That makes predicting the timing or the amount of revenues that we will receive from the sale, or license, of our products very difficult. Any delay in the development and acceptance of one or more of our products, could result in significant delays in the realization of revenues, the need to raise additional capital through the issuance of additional equity or debt securities sooner than we intend, and may allow competitors to reach certain of such markets with products before we do. In view of the emerging nature of the technology involved in certain of these markets, and the attendant uncertainty as to whether our products will achieve meaningful commercial acceptance, if at all, there can be no assurance that we will realize revenues sufficient to achieve profitability.

Our intellectual property is subject to patents and exclusive license agreements that may expire or change.

We rely on U.S. patents to protect our propriety products that form the core of our revenue potential. These patents are subject to standard patent expiration terms. Upon expiration of our patents we will no longer be able to prevent our competitors from developing similar products to ours. Additionally, we rely on exclusive license agreements to use certain technologies. The terms of the exclusive license agreements may change upon expiration of their current terms. We may not be able to renew or extend our current licenses, or they may become non-exclusive licensees. The inability to maintain our exclusive licenses agreements would have a significant impact on our potential future revenues.

If we are unable to adequately protect our intellectual property, our competitive position and results of operations may be adversely impacted.

Protecting our intellectual property is critical to our innovation efforts. We own patents, trade secrets, copyrights, trademarks and/or other intellectual property rights related to many of our products, and also have exclusive and non-exclusive license rights under intellectual property owned by others. Our intellectual property rights may be challenged or infringed upon by third parties, particularly in countries where property rights are not highly developed or protected, or we may be unable to maintain, renew or enter into new license agreements with third-party owners of intellectual property on reasonable terms. Unauthorized use of our intellectual property rights or inability to preserve existing intellectual property rights could adversely impact our competitive position and results of operations.

We are dependent on key personnel, and our ability to grow and compete in our industry will be harmed if we do not retain the continued services of our key personnel, or we fail to identify, hire, and retain additional qualified personnel.

Our success depends on the efforts of our senior management team and other key personnel. The loss of services of members of our senior management team could have an adverse effect on our business. In addition, if we expect to grow our operations, it will be necessary for us to attract and retain additional qualified personnel. If we are unable to attract or retain qualified personnel as needed, the growth of our operations could be slowed or hampered.

Potential adverse outcomes in legal proceedings may adversely affect results.

Our business exposes us to product liability claims that are inherent in the design, manufacture and sale of our products and the products of suppliers. We may not be able to obtain insurance on acceptable terms or our insurance may not provide adequate protection against actual losses. In addition, we are subject to the risk that one or more of our insurers may become insolvent and become unable to pay claims that may be made in the future. Even if we maintain adequate insurance, claims could have a material adverse effect on our financial condition, liquidity and results of operations and on our ability to obtain suitable, adequate or cost-effective insurance in the future.

If we are unable to successfully introduce new products, our future growth may be adversely affected.

Our ability or failure to develop new products based on innovation can affect our competitive position and requires the investment of significant time and resources. Difficulties or delays in research, development, production or commercialization of new products and services may reduce future revenues and adversely affect our competitive position. If we are unable to create sustainable product differentiation, our organic growth may be adversely affected.

Research and development for continued growth of our IP portfolio and product offerings is expensive, and we may not have sufficient funds to continue research and develop activities and may not be able to acquire additional funding.

Our ability to continue our research and development activities to improve and expand our products and service offerings requires extensive amounts of funding. We may not be able to obtain the necessary funding on attractive terms and in a timely basis to continue our research and development activities, which would cause our research and development activities to be delayed, reduced or terminated. Delaying, reducing or terminating our research activities would impede our estimated growth and results of operations.

We rely heavily on collaborative partners such as distributors, manufacturers and vendors and our relationships with such parties may restrict or limit our business operations.

We are currently working with several third-party entities with respect to the validation, optimization, and distribution of our products. Our current and future collaborations and joint ventures are important as they allow greater access to funds, to research, development and testing resources, validation, and to manufacturing, sales and distribution resources that we would otherwise not have. We intend to continue to significantly rely on such collaborative and joint venture arrangements. Some of the risks and uncertainties related to the reliance on such collaborations and joint ventures include the fact that such relationships could actually serve to limit or restrict us, while our partners are free to pursue other products either on their own or with others. Further, our partners may terminate a collaborative technology relationship and such termination may require us to seek other partners or expend substantial resources to pursue these activities independently.

We rely primarily on a third-party distribution model for our products and the number and quality of distributors can vary and may impact our revenues.

We rely on numerous third-party distributors for the distribution of our products. While we believe that alternative distributors could be located if required, our product sales could be affected if any of these distributors do not continue to distribute our products in required quantities or at all, or with the required levels of quality. In addition, difficulties encountered by these distributors, such as fire, accident, natural disasters, or political unrest, could halt or disrupt distributions, resulting in delay or cancellation of orders. Any of these events could result in delayed deliveries by us of our products, causing reduced sales and harm to our reputation and brand name.

We only have one manufacturing facility.

We manufacture all of our products at our Houston, Texas facility. In the event of a fire, flood, tornado, hurricane or other form of a catastrophic event, we may be unable to fulfill any then-existing demand for our products, possibly for a prolonged period, depending upon the severity of the event. As a result, should a catastrophic event occur, our financial condition and results of operation would be materially adversely affected.

Additionally, our lease on our Houston, Texas facility expired in November 2018 and was extended to November 30, 2019. There is no guarantee that we will be able to negotiate a favorable lease renewal or extension. If we are not able to renew or extend our lease on the Houston, Texas facility, we may have to move our corporate headquarters and manufacturing facility. Doing so could cause us to incur significant expenses and could delay or reduce our ability to manufacture our products for some time. Our financial condition and results of operation could be materially adversely affected by any such move.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified members of the board of directors.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the OTC and other applicable securities rules and regulations. Compliance with these rules and regulations requires significant legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. We may need to hire more employees in the future to comply with these regulatory requirements, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We also expect that being a public company with these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members for our board of directors, particularly to serve any committees, and qualified executive officers.

As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

We may not reach sufficient size to justify our public reporting status. If we are forced to become a private company, then our stockholders may lose their ability to sell their shares and there would be substantial costs associated with becoming a private company.

We may not be able to fulfill our obligation to develop and maintain proper and effective internal controls over financial reporting.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting annually. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Management concluded that our internal controls and procedures as of December 31, 2018 were not effective, see “We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in a material misstatement in our financial statement.” below. In the future, we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Failure to comply, or any adverse results from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we will be able to conclude that our internal control over financial reporting is effective at fiscal year-end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities.

Risks Related to the Glass Strengthening and Water Repellent Industries

We face competition from companies that have substantially greater capital resources, research and development, manufacturing and marketing resources.

While we believe that we have significant competitive benefits offered by our proprietary products, there are competitors with much longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. As we grow and become successful with our products, we expect these competitors to increase the resources they dedicate to our market. Such competition could materially adversely affect our business, operating results or financial condition.

We may face increased pricing pressures from current and future competitors and, accordingly, there can be no assurance that competitive pressures will not require us to reduce our prices.

It is likely that we will experience significant competitive pressure over time. Accordingly, the use and pricing of our products may decline as the market becomes more competitive. Any material reduction in the price of our products will negatively affect our gross margin and results of operations.

We may have difficulty developing brand awareness for our products.

We believe that a developed market for glass strengthening products currently does not exist. Generation of the brand and market communications are essential to the Company’s long-term success. Funding constraints will limit the Company’s ability to build product awareness through marketing and advertising. Without clear market communication the risk of having the product confused with other applications such as a stand-alone hydrophobic product is possible. If we are unable to develop such a market or create demand for our products, it would adversely impact our business and operating results.

Risks Related to our Common Stock

Our common stock is quoted on the OTC Pink, which may limit the liquidity and price of our common stock more than if our common stock were listed on the Nasdaq Stock Market or another national exchange.

Our securities are currently quoted on the Over-the-Counter Markets, specifically the OTC Pink (the “OTC Pink”), an inter-dealer automated quotation system for equity securities. Quotation of our securities on the OTC Pink may limit the liquidity and price of our securities more than if our securities were listed on the Nasdaq Stock Market or another national exchange. As an OTC Pink company, we do not attract the extensive analyst coverage that accompanies companies listed on national securities exchanges. Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded on the OTC Pink. These factors may have an adverse impact on the trading and price of our common stock.

The trading price of our common stock may decrease due to factors beyond our control.

The stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for smaller reporting companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our common stock. If our shareholders sell substantial amounts of their common stock in the public market, the price of our common stock could fall. These sales also might make it more difficult for us to sell equity, or equity-related securities, in the future at a price we deem appropriate.

The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

●	variations in our quarterly operating results,

●	changes in general economic conditions and in our industry,

●	changes in market valuations of similar companies,

●	announcements by us or our competitors of significant new contracts, acquisitions, strategic partnerships or joint ventures, or capital commitments,

●	loss of a major customer, partner or joint venture participant and

●	the addition or loss of key managerial and collaborative personnel.

Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Penny stock regulations may impose certain restrictions on marketability of our securities.

Our common stock is subject to penny stock rules, which may discourage broker-dealers from effecting transactions in our common stock or affect their ability to sell our securities. As a result, purchasers and current holders of our securities could find it more difficult to sell their securities. Trading volume of OTC Pink stocks have been historically lower and more volatile then stocks traded on an exchange or the Nasdaq Stock Market. In addition, we may be subject to rules of the SEC that impose additional requirements on broker-dealers when selling penny stocks to persons other than established customers and accredited investors. In general, an accredited investor is a person with net worth in excess of $1,000,000 or annual income exceeding $200,000 individually, or $300,000 together with his or her spouse. The relevant SEC regulations generally define penny stocks to include any equity security not traded on an exchange or the Nasdaq Stock Market with a market price (as defined in the regulations) of less than $5 per share. Under the penny stock regulations, a broker-dealer must make a special suitability determination as to the purchaser and must have the purchaser’s prior written consent to the transaction. Prior to any transaction in a penny stock covered by these rules, a broker-dealer must deliver a disclosure schedule about the penny stock market prepared by the SEC. Broker-dealers must also make disclosure concerning commissions payable to both the broker-dealer and any registered representative and provide current quotations for the securities. Finally, broker-dealers are required to send monthly statements disclosing recent price information for the penny stock held in an account and information on the limited market in penny stocks.

If the SEC deems us to have been a “shell company” our stock will be subject to additional restrictions on transfer.

Rule 144(i)(1) prohibits the use of the rule for sales of restricted stock and stock held by affiliates into the public market if the issuing company is now or ever has been a “shell company”, unless the requirements of Rule 144(i)(2) are satisfied. Rule 144(i)(1) defines a shell company as a company that is now or at any time previously has been an issuer, that has: (A) no or nominal operations; and (B) either: (1) no or nominal assets; (2) assets consisting solely of cash and cash equivalents; or (3) assets consisting of any amount of cash and cash equivalents and nominal other assets. Rule 144(i)(2) does permit the use of Rule 144 by stockholders of an issuing company that has previously been but is not now a shell company if the issuing company that has been filing reports with the SEC for one year that contain information about its current operating business activities (not including shell company activities) and it is current in its reporting obligations at the time of the proposed sale in reliance on Rule 144.  That means that if the SEC deems the Company to have been a shell company, then one year after the date of the filing of our Form 10 information, if we are then still current in our SEC filings, our stockholders may begin to rely on Rule 144 for resales of their shares of our common stock.

You may find it difficult to sell our common stock.

As mentioned above, there has been a limited trading market in our common stock. We cannot assure you that an active trading market for our common stock will develop or be sustained. Regardless of whether an active and liquid public market exists, negative fluctuations in our actual or anticipated operating results will likely cause the market price of our common stock to fall, making it more difficult for you to sell our common stock at a favorable price, or at all.

We intend to issue additional equity and stock options to employees and consultants as compensation in the future, which will result in dilution to existing and new investors.

We provide and intend to continue to provide additional equity-based compensation to our employees, officers, directors, consultants and independent contractors through an equity incentive plan. Our equity incentive plan permits the award of options to purchase shares of common stock and the issuance of restricted shares of our common stock. Because stock options granted under the plan will generally only be exercised when the exercise price for such option is below the then market value of the common stock, the exercise of such options or the issuance of shares will cause dilution to the book value per share of our common stock and to existing and new investors.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.

We have not entered into lock-up agreements with many of our existing stockholders. As a result, sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Our stock price is likely to be volatile.

There is generally significant volatility in the market prices and limited liquidity of securities of companies at our stage. Contributing to this volatility are various events that can affect our stock price in a positive or negative manner. These events include, but are not limited to: governmental regulations or actions; market acceptance and sales growth of our products; litigation involving our industry; developments or disputes concerning our patents or other proprietary rights; departure of key personnel; future sales of our securities; fluctuations in our financial results or those of companies that are perceived to be similar to us; investors’ general perception of us; announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments, and general economic, industry and market conditions. If any of these events occur, it could cause our stock price to fall.

The price of our common stock may be adversely affected by the future issuance and sale of shares of our common stock or other equity securities.

We cannot predict the size of future issuances or sales of our common stock or other equity securities future acquisitions or capital raising activities, or the effect, if any, that such issuances or sales may have on the market price of our common stock. The issuance and sale of substantial amounts of common stock or other equity securities or announcement that such issuances and sales may occur, could adversely affect the market price of our common stock. Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock and may impair our ability to raise additional capital through the sale of equity securities.

Our reduced stock price may adversely affect our liquidity.

Our common stock has limited trading history. Many market makers are reluctant to make a market in stock with a trading price of less than $5.00 per share, as well as shares quoted on the OTC Pink. To the extent that we have fewer market makers for our common stock, our volume and liquidity will likely decline, which could further depress our stock price.

We have never paid dividends on our common stock and cannot guarantee that we will pay dividends to our stockholders in the future.

We have never paid dividends on our common stock. For the foreseeable future, we intend to retain our future earnings, if any, in order to reinvest in the development and growth of our business and, therefore, do not intend to pay dividends on our common stock. However, in the future, our board of directors may declare dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, and such other factors as our board of directors deems relevant. Accordingly, investors may need to sell their shares of our common stock to realize a return on their investment, and they may not be able to sell such shares at or above the price paid for them. We cannot guarantee that we will pay dividends to our stockholders in the future.

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

Additional risks may exist since we became public through a “reverse merger.”

Because our business became public by means of a “reverse merger,” we may not be able to attract the attention of major brokerage firms. Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. We cannot assure you that brokerage firms will want to conduct any secondary offerings on our behalf in the future.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in a material misstatement in our financial statements.

We are subject to the reporting and other obligations under the Securities Exchange Act of 1934 (“Exchange Act”), including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which require annual management assessments of the effectiveness of our internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As further described in Item 9A, “Controls and Procedures,” our management has concluded that, as of December 31, 2018, our internal control over financial reporting was not effective due to material weaknesses. As of the end of our fiscal year, management had identified the following material weaknesses:

●	we had not fully implemented comprehensive entity-level internal controls; and

●	we did not have sufficient segregation of duties.

While the management has undertaken, and will continue to undertake steps to improve our internal control over financial reporting to address and remediate the material weaknesses, there can be no assurance that we will be able to successfully remediate the identified material weaknesses, or that we will not identify additional control deficiencies or material weaknesses in the future. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities laws regarding the timely filing of periodic reports, investors may lose confidence in our financial reporting and the price of our ordinary shares may decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters and manufacturing facility is located in an 8,200 square foot facility in Houston, Texas at 6035 South Loop East, Houston. The lease on the Houston facility expired in November 2018 and was extended to November 30, 2019.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

Prior to the Closing of the Merger, we received a letter from counsel to Arnold Jay Boisdrenghein/Equity Capital Holding Group, Inc. claiming that such parties were entitled to $25,000 and 1,000,000 post-Merger shares of common stock of WestMountain Alternative Energy pursuant to the terms of a consulting agreement with C-Bond Systems, LLC.  On August 20, 2018, pursuant to a Release and Settlement Agreement, the Company issued 500,000 shares of its common stock in full settlement of this claim.

Other than the above discussed items, we are currently not aware of any pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Pink operated by the OTC Markets Group, under the symbol “CBNT.” Trading in OTC Pink stocks can be volatile, sporadic and risky, as thinly traded stocks tend to move more rapidly in price than more liquid securities. Such trading may also depress the market price of our common stock and make it difficult for our stockholders to resell their common stock. Our common stock does not have an established public trading market.

The following table reflects the high and low closing price for our common stock for the period indicated. The bid information was obtained from the OTC Markets Group, Inc. and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
December 31, 2018	$2.60	$0.55
September 30, 2018	$3.05	$1.00
June 30, 2018	$11.00	$0.28
March 31, 2018	$0.21	$0.21

December 31, 2017	$0.21	$0.21
September 30, 2017	$0.21	$0.21
June 30, 2017	$0.21	$0.21
March 31, 2017	$0.21	$0.21

Holders of Common Stock

As of March 22, 2019, there were approximately 182 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

Historically, we have not paid any cash dividends on our common stock. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations. However, in the future, our board of directors may declare dividends on our common stock. Payment of future dividends on our common stock, if any, will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. We cannot guarantee that we will pay dividends to our stockholders in the future.

Securities Authorized for Issuance under Equity Compensation Plans

See “Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information concerning our equity compensation plans as of December 31, 2018.

Recent Sales of Unregistered Securities

On November 14, 2018, we entered into a consulting agreement for marketing services. In connection with this consulting agreement, we issued 50,000 restricted common shares of the Company to a consultant for marketing services to be rendered. These shares were valued at $20,000, or $0.40 per common share, based on contemporaneous common share sales, which was amortized over the term of the agreement.

During the quarter ended December 31, 2018, we issued 161,630 common shares upon the exercise of stock options.

The above securities were issued in reliance upon the exemptions provided by Section 4(a) (2) under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Cautionary Note Regarding Our Forward-Looking Statements” elsewhere in this Report. You should review the disclosure under the heading “Risk Factors” in this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

On April 25, 2018, our wholly-owned subsidiary, Acquisition Sub, merged with and into C-Bond Systems, LLC, pursuant to which C-Bond Systems, LLC was the surviving corporation and became our wholly-owned subsidiary. All of the outstanding membership interests of C-Bond Systems, LLC were converted into shares of our common stock, as described in more detail below.  We changed our name to C-Bond Systems, Inc. on July 18, 2018.

Reverse Merger

On April 25, 2018, pursuant to the Merger Agreement, Acquisition Sub merged with and into C-Bond Systems, LLC, with C-Bond Systems, LLC remaining as the surviving entity and a wholly-owned operating subsidiary of our Company. The Merger was effective as of April 26, 2018, upon the filing of a Certificate of Merger with the Secretary of State of the State of Texas.

At the time a certificate of merger reflecting the Merger was filed with the Secretary of State of Texas, or the Effective Time, all of the outstanding Common Units of C-Bond Systems, LLC (“Common Units”) that were issued and outstanding immediately prior to the closing of the Merger were converted into an aggregate of 63,505,783 shares of our common stock.  As a result, each common unit of C-Bond Systems, LLC was converted into approximately 3.233733 shares of our common stock.

In addition, pursuant to the Merger Agreement, each option to purchase Common Units issued and outstanding immediately prior to the closing of the Merger was assumed and converted into an option to purchase an equivalent number of shares of our common stock and the exercise price of each such option was divided by the conversion ratio of 3.233733. As a result, a total of 14,494,213 options were issued.

C-Bond Systems, LLC is considered the accounting acquirer in the Merger and will account for the transaction as a recapitalization transaction because C-Bond Systems, LLC’s former stockholders received substantially all of the voting rights in the combined entity and C-Bond Systems, LLC’s senior management represents all of the senior management of the combined entity.

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our audited financial statements contained in this Report, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). You should read the discussion and analysis together with such financial statements and the related notes thereto.

Private Placement

Concurrently with the closing of the Merger, we sold 3,100,000 shares of our common stock pursuant to a private placement for a purchase price of $0.40 per share.

Operating Overview

We are a nanotechnology company and sole owner, developer and manufacturer of the patented C-Bond technology.  We are engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality and sustainability of brittle material systems.  Our present primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally.  The C-Bond technology enables ordinary glass to dissipate energy by permeating the glass surface and detecting microscopic flaws and defects that are randomly distributed all over the glass surface. C-Bond’s unique qualities then work to locate and repair the identified surface imperfections that weaken the glass composite structure and ultimately act as failure initiators. The C-Bond formula is engineered to maintain original glass design integrity while increasing the mechanical performance properties of the glass unit.

Revenue is generated by the sale of products through distributors and directly to authorized dealers.  C-Bond NanoShield sales are generated through large distribution channels.  Sales of C-Bond I are made to authorized window film dealers who offer the product as an upsell during installation.  C-Bond BRS is sold on a project basis.  C-Bond BRS is specified into project plans providing authorized dealers a competitive advantage.

Product sales are recognized when the product is shipped to the customer and title is transferred and are recorded net of any discounts or allowances.

We anticipate continued losses requiring either revenue generation to achieve sustained profitability or obtaining additional financial resources to maintain operations as well as research and development into product performance and new product verticals.

Critical Accounting Policies

The following discussion and analysis of our consolidated financial condition and consolidated results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management continually evaluates such estimates, including those related to estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the fair value of a beneficial conversion feature, and the fair value of non-cash equity transactions. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

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

Through September 30, 2018, pursuant to ASC 505-50 – “Equity-Based Payments to Non-Employees”, all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusts the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company early adopted ASU No. 2018-07 in the fourth quarter of 2018 and there was no cumulative effect of adoption.

Upon exercise of the stock options by the holder using the exercise methods delineated in the option contract, the Company issues new shares from its unissued authorized shares.

See Note 2 to our consolidated financial statements for a summary of significant accounting policies and recent accounting pronouncements.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the years ended December 31, 2018 and 2017, which are included elsewhere in this annual report on Form 10-K. The results discussed below are for the years ended December 31, 2018 and 2017.

Comparison of Results of Operations for the Years ended December 31, 2018 and 2017

Sales

For the year ended December 31, 2018, sales amounted to $382,244 as compared to $405,417 for the year ended December 31, 2017, a decrease of $23,173, or 5.7%, which was attributable to lack of working capital for marketing funds to support our sales efforts. We use multiple sales channels, including distributors and authorized dealers to generate revenues.

Cost of Goods Sold

Cost of goods sold is comprised primarily of inventory sold, packaging costs, and warranty costs. For the year ended December 31, 2018, cost of sales amounted to $83,384 as compared to $70,048 for the year ended December 31, 2017, an increase of $13,336, or 19.0%. The increase in cost of sales was primarily due to an increase in raw material costs incurred associated with the purchase and use of an additional additive used in C-Bond NanoShield to create hydrophobic properties.

Gross Profit

For the year ended December 31, 2018, gross profit amounted to $298,860, or 78.2% of sales, as compared to $335,369, or 82.7% of sales, for the year ended December 31, 2017, a decrease of $36,509, or 10.9%. These decreases in gross profits are primarily the result of a decrease in sales and an increase in material costs as discussed above.

Operating Expenses

For the year ended December 31, 2018, operating expenses amounted to $9,566,962 as compared to $8,627,052 for the year ended December 31, 2017, an increase of $939,910, or 10.9%. For the years ended December 31, 2018 and 2017, operating expenses consisted of the following:

	Year ended December 31,
	2018	2017
Compensation and related benefits, including stock-based compensation charges	$7,823,381	$7,852,965
Research and development	258,294	214,112
Professional fees	1,006,939	131,022
General and administrative expenses	478,348	428,953

Total	$9,566,962	$8,627,052

Compensation and related benefits

For the year ended December 31, 2018, compensation and related benefits decreased by $29,584, or 0.4%, as compared to the year ended December 31, 2017. This decrease was due to a decrease in stock-based compensation expense. During the years ended December 31, 2018 and 2017, stock-based compensation related to the accretion of stock-option expense and other stock-based compensation amounted to $6,735,124 and $6,772,752, respectively, a decrease of $37,628.

Research and development

Research and development expenses consist primarily of contracted development services, third party testing laboratories, materials used and allocated overhead expenses.  For the year ended December 31, 2018, research and development expense increased by $44,182, or 20.6%, as compared to the year ended December 31, 2017. The increase in research and development expense is primarily related to continued evolution of the fundamental solution chemistry and product testing. We believe continued investment is important to attaining our strategic objectives and expect research and development expenses to increase in the foreseeable future.

Professional fees

For the year ended December 31, 2018, professional fees increased by $875,917, or 668.5%, as compared to the year ended December 31, 2017. This increase primarily related to an increase in legal fees of $487,735 incurred related to the Merger and patent activities, an increase in accounting fees of $149,234 related to audit fees and other accounting fees incurred, and an increase in consulting fees of $224,349, which included an increase in stock-based consulting fees of $118,750.

General and Administrative

General and administrative expenses consist primarily of rent, insurance, depreciation expense, sale and marketing, delivery and freight, travel and entertainment, and other office expenses.  For the year ended December 31, 2018, general and administrative expenses increased by $49,395, or 11.5%, as compared to the year ended December 31, 2017. We expect our general and administrative expenses to increase due to the anticipated growth of our business.

Other Expense

For the year ended December 31, 2018, other expenses increased by $628,608 as compared to the year ended December 31, 2017. This increase was due to an increase in interest expense of $45,133 related to the amortization of debt discount and an increase in interest-bearing debt, an increase in loss from extinguishment of debt of $383,475, and an increase in settlement expense of $200,000. On August 20, 2018, pursuant to a settlement and release agreement, we issued 500,000 shares of common stock to settle a claim. These shares were valued at $200,000, or $0.40 per common share, based on contemporaneous common share sales. In connection with this settlement agreement, we recorded settlement expense of $200,000. We did not incur such expense in the 2017 period. Additionally, during the year ended December 31, 2018, we recorded a loss on debt extinguishment of $153,779 related to the issuance of 315,957 shares to a vendor to settle amounts owed to such vendor, and recorded a loss on debt extinguishment of $229,696 related to a note termination agreement.

Net Loss

For the year ended December 31, 2018, net loss amounted to $9,904,719, or $0.14 per common share (basic and diluted), as compared to $8,299,692, or $0.18 per common share (basic and diluted), for the year ended December 31, 2017, an increase of $1,605,027. The increase in net loss was primarily attributable to an increase in stock-based compensation expense, a reduction of gross profit and an increase in professional fees as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $128,567 and $46,448 as of December 31, 2018 and 2017, respectively.

Our primary uses of cash have been for salaries, fees paid to third parties for professional services, research and development expense, and general and administrative expenses. We have received funds from the sales of products and from various financing activities such as from the sale of our common shares and from debt financings. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business,

●	Research and development fees;

●	Addition of administrative and sales personnel as the business grows, and

●	The cost of being a public company;

●	Marketing expense for building brand;

●	Capital requirements for production capacity.

Since inception, we have raised from proceeds from the sale of common shares and from debt to fund our operations and research and development initiatives.

During 2017, we issued 514,455 common shares for cash proceeds of $437,500, or $0.85 per common share.

On June 1, 2017, we received $100,000 from a third party pursuant to the terms of a convertible promissory note, which accrued interest at 7% per annum and all principal and interest was payable on the maturity date of June 1, 2019. On March 28, 2018, the note and related accrued interest were converted into 136,894 common shares.

On January 22, 2018 (the “Issuance Date”), we entered into a securities purchase agreement (the “Esousa SPA”) with Esousa Holdings, LLC (“Esousa”), whereby Esousa agreed to invest up to $750,000 (the “Purchase Price”) in C-Bond Systems, LLC in exchange for senior secured convertible notes and five-year warrants, upon the terms and subject to the conditions thereof. Pursuant to the Esousa SPA, we issued (i) a senior secured convertible note to Esousa on January 22, 2018, in the original principal amount of $260,000, which bears interest at 10% per annum (the “First Note”) and (ii) 293,123 five-year warrants to purchase shares of C-Bond common stock at a purchase price of $0.87 per share. On January 22, 2018, C-Bond received cash proceeds of $260,000 under this convertible note. Each convertible note issued pursuant to the Esousa SPA was due and payable two years from the issuance date of the respective convertible note, and any accrued and unpaid interest relating to each convertible note, was due and payable semi-annually.

Esousa was entitled to, at any time or from time to time, convert each convertible note issued under the Esousa SPA into our common shares, at a conversion price per share (the “Conversion Price”) equal to $0.87 (subject to adjustment as provided in the First Note). The First Note contained various covenants, such as rights of first refusal, restrictions on the incurrence of indebtedness, creation of liens, payment of restricted payments, redemptions, payment of cash dividends and the transfer of assets. C-Bond also entered into a registration rights agreement with Esousa which has been terminated. On April 26, 2018, C-Bond paid off the Esousa First Note, described above, for $270,000 and the parties terminated all of the related agreements, including the notes, the warrants and the registrations rights agreement.

In April 2018, we issued 32,337 common shares to an investor for cash proceeds of $27,500, or $0.85 per common share.

Contemporaneously with the closing of the Merger, pursuant to subscription agreements, we issued an aggregate of 3,100,000 shares of common stock at a price of $0.40 per share for aggregate gross consideration of approximately $1,240,000 to BOCO Investments, LLC, Mark Cline, Jeff Badders, John Rudisill and Koshy Alexander.

On November 14, 2018, we entered into a Revolving Credit Facility Loan and Security Agreement (“Loan Agreement”) and a Secured Promissory Note (the “Note”) with BOCO Investments, LLC (the “Lender”). Subject to and in accordance with the terms and conditions of the Loan Agreement and the Note, the Lender agrees to lend to us $400,000 (the “Maximum Loan Amount”) against the issuance and delivery by the Company of the Note for use as working capital and to assist in inventory acquisition. The Lender loaned an initial amount of $200,000 at closing and loaned an additional $200,000 to the Company and may loan at any time and from time to time through November 14, 2020, up to an aggregate amount not to exceed the Maximum Loan Amount. We must repay all principal, interest and other amounts outstanding on or before November 14, 2020. Our obligations under the Loan Agreement and the Note are secured by a first-priority security interest in substantially all of the Company’s assets (the “Collateral”). The outstanding principal advanced to Company pursuant to the Loan Agreement bears interest at the rate of 12% per annum, compounded annually.

The Loan Agreement and Note contain customary representations, warranties and covenants, including covenants requiring the Company to maintain certain inventory and accounts receivable amounts, certain restrictions on the Company’s ability to incur additional debt or create liens on its property. The Loan Agreement and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties and bankruptcy or insolvency proceedings, the occurrence of which, after any applicable cure period, would permit Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Note, as applicable, and to exercise its remedies with respect to the Collateral, including the sale of the Collateral. As of December 31, 2018, the Company was in default of certain requirements under the Loan Agreement, including not meeting the requirement regarding minimum asset amount as defined therein. Upon the occurrence of such event of defaults, the Lender may, at its option and in accordance with the Loan Agreement, declare all obligations immediately due and payable, however, as of the date of this Report, the Lender has not made any such declaration.

During the year ended December 31, 2018, we issued 2,650,525 common shares upon the exercise of 1,757,032 stock options. In connection with these option exercises, we received proceeds of $195,000 and reduced accrued compensation by $20,575, and at December 31. 2018 had a subscription receivable of $19,185 which was collected in January 2019.

On February 13, 2019, the Company entered into a Securities Purchase Agreement (the “February SPA”) with Power Up Lending Group Ltd., (“Power Up”), pursuant to which the Company issued a convertible promissory note (the “Note I”) for an aggregate principal amount of $66,000 to Power Up, for which it received $52,000.  On March 4, 2019, the Company entered into another Securities Purchase Agreement (the “March SPA”, and together with the February SPA, the “SPAs”) with Power Up, pursuant to which the Company issued a convertible promissory note (the “Note II” and together with Note I, the “Notes”) for an aggregate principal amount of $63,600 to Power Up, for which it received $50,000. Note I bears interest at 12% per annum and Note II bears interest at 5% per annum, with Note I becoming due and payable on February 13, 2020 and Note II becoming due and payable on March 4, 2020.  In accordance with the SPAs and the Notes, Power Up, after six months from the date of the Note, will have the right to convert any amount outstanding under the Note into shares of the Company’s common stock at a price equal to 81% of the average of the lowest two closing bid prices of the common stock for the 10 prior trading days. The Company may prepay the Notes at any time prior to their six-month anniversaries, subject to applicable pre-payment charges.

The SPAs and Notes contain customary representations, warranties and covenants, including certain restrictions on the Company’s ability to sell, lease or otherwise dispose of any significant portion of its assets. Power Up also has the right of first refusal with respect to any future equity (or debt with an equity component) offerings of less than $100,000 conducted by the Company until the six month anniversary of the Note. The SPAs and the Notes also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties, bankruptcy or insolvency proceedings, delinquency in periodic report filings with the Securities and Exchange Commission, and cross default with other agreements. Upon the occurrence of an event of default, Power Up may declare the outstanding obligations due and payable at significant applicable default rates and take such other actions as set forth in the Notes.

Additional cash liquidity is generated from product sales. However, to date, we are not profitable, and we cannot provide any assurances that we will be profitable.  We believe that our existing cash and cash equivalents will not be sufficient to fund our current operating plans.

Cash Flows

For the Years Ended December 31, 2018 and 2017

The following table shows a summary of our cash flows for the years ended December 2018 and 2017.

	Year Ended December 31,
	2018	2017
Net cash used in operating activities	$(1,967,782)	$(1,084,508)
Net cash provided by (used in) investing activities	$187,401	$(3,454)
Net cash provided by financing activities	$1,862,500	$537,500
Net increase (decrease) in cash	$82,119	$(550,462)
Cash - beginning of the year	$46,448	$596,910
Cash - end of the year	$128,567	$46,448

Net cash flow used in operating activities was $1,967,782 for the year ended December 31, 2018 as compared net cash flow used in operating activities to $1,084,508 for the year ended December 31, 2017, an increase of $883,274.

Net cash flow used in operating activities for the year ended December 31, 2018 primarily reflected a net loss of $9,904,719, which was then adjusted for the add-back of non-cash items consisting of depreciation and amortization of $33,718, stock-based compensation expense of $6,735,124, stock-based professional fees of $118,750, loss on debt extinguishment expense of $380,171, non-cash settlement expense of $200,000, and the amortization of debt discount to interest expense of $40,691, and changes in operating assets and liabilities consisting primarily of an increase in accounts receivable of $55,542, an increase in accounts payable of $382,067, and an increase in accrued compensation of $89,528. Net cash flow used in operating activities for the year ended December 31, 2017 primarily reflected a net loss of $8,299,692 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $38,295, stock-based compensation expense of $6,772,752, bad debt expense of $16,894, and the amortization of debt discount to interest expense of $2,917, and changes in operating assets and liabilities consisting of an increase in accounts receivable of $37,757, an increase in accounts payable of $99,542, an increase in accrued expenses of $79,153, and an increase in accrued compensation of $243,701.

For the year ended December 31, 2018, net cash flow provided by investing activities amounted to $187,401 as compared to net cash used in investing activities of $3,454 for the year ended December 31, 2017. During the year ended December 31, 2018, we received cash of $187,401 in connection with the merger transaction discussed elsewhere in this Report (after taking into account financing expenses) . During the year ended December 31, 2017, we used cash of $3,454 for the purchase of property and equipment.

Net cash provided by financing activities was $1,862,500 for the year ended December 31, 2018 as compared to $537,500 for the year ended December 31, 2017. During the year ended December 31, 2018, we received net proceeds from the sale of common stock of $1,267,500, proceeds from the exercise of stock options of $195,000, and proceeds from notes payable of $400,000. During the year ended December 31, 2017, we received net proceeds from convertible notes of $100,000 and proceeds from the sale of common shares of $437,500.

Funding Requirements

We expect the primary use of capital to continue to be salaries, third party outside research and testing services, product and research supplies, legal and regulatory expenses and general overhead costs including sales and marketing.  Additional uses of capital will include additional headcount, tools and equipment, capacity expansion and operational control software.  We believe the estimated net proceeds from the merger with current cash and cash equivalents will not be sufficient to meet anticipated cash requirements not including potential product sales.  Additional capital will be required to further research new product verticals and enhancements to current product offerings based on customer requirements.

As of December 31, 2018, we determined that there was substantial doubt about our ability to maintain operations as a going concern.  Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital.  We will seek to raise capital through additional debt and/or equity financings to fund operations in the future. Although we have historically raised capital from sales of common shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that the company will need to curtail its operations.  Our consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors.  We have based this estimate on assumptions that may prove to be wrong and could utilize our available capital resources sooner than we currently expect.  Our capital requirements are difficult to forecast.  Please see the section titled “Risk Factors” elsewhere in this Report for additional risks associated with our capital requirements.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of December 31, 2018 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Notes payable – related party	$400,000	$400,000	$-	$-	$-
Interest on notes payable– related party	94,000	-	94,000	-	-
Operating lease	67,573	67,573
Total	$561,573	$467,573	$94,000	$-	$-

We enter into agreements in the normal course of business with contracted research and testing organization, product distribution and material vendors which are payable or cancelable at any time with 30-day prior written approval.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements during the period presented as defined in the rules and regulations of the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the related notes and report of independent registered public accounting firm, are set forth on the pages indicated in Item 15, Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2018, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2018, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting: (1) the lack of multiples levels of management review on complex business, accounting and financial reporting issues, and (2) a lack of adequate segregation of duties as a result of our limited financial resources to support hiring of personnel. Recently, we developed and implemented system and control procedure manuals and plan on developing and implementing additional controls and procedures in the future. Until such time as we expand our staff to include additional accounting and executive personnel, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

In June 2018, we established an audit committee, consisting of Barry Edelstein (audit committee chairman) and Scott Thomsen. Amongst other responsibilities, the audit committee provides assistance to the Board in fulfilling its oversight responsibilities relating to the quality and integrity of the financial reports of the Company.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Limitations on Effectiveness of Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our current directors and executive officers:

Name	Age	Position
Scott R. Silverman	55	Chief Executive Officer, Chairman of the Board and Director
Vince Pugliese	56	Chief Operating Officer, President, Interim Chief Financial Officer, Treasurer and Director
Barry M. Edelstein	55	Director
Scott V. Thomsen	54	Director

Scott R. Silverman has been the Chairman of the Board and a director of the Company since June 1, 2018. Mr. Silverman has served as Chief Executive Officer of C-Bond Systems, LLC since December 2017.  From 2003 to 2011, Mr. Silverman served as Executive Chairman of VeriChip Corporation which completed an initial public offering on the NASDAQ in 2007 raising more than $30 million. VeriChip Corporation subsequently sold to Stanley Works in 2008.  From 2011 to 2016, Mr. Silverman founded and served as Chairman and Chief Executive Officer of Veriteq Corporation, a leader in RFID technology for medical devices which went public in 2013 and was subsequently sold to a leading breast implant manufacturer. Mr. Silverman is a graduate from the University of Pennsylvania and Villanova University School of Law. We believe that Mr. Silverman’s knowledge of our company, industry and business makes him well-suited to serve on the board of directors.

Vince Pugliese has served as Chief Operating Officer and interim Chief Financial Officer for C-Bond Systems, LLC since October 2015 and has held these positions with the Company since the Merger. Mr. Pugliese has also assumed the title of Treasurer since the completion of the Merger. Mr. Pugliese was appointed President and appointed to the Board on June 1, 2018. From 2012 to 2015, Mr. Pugliese served as Chief Executive Officer of the Pugliese Group, providing consulting services in the areas of operations and supply chain management, technology development, strategic planning, project management and organizational planning.  From 2007 to 2012, Mr. Pugliese was with Blackberry Limited (formerly Research in Motion Limited), a global leader in mobile communications, serving as a consultant from 2007 to 2010 and as Director of North American Operations from 2010 to 2012.  Mr. Pugliese has an MBA from the University of Baltimore and a Bachelor of Science in Applied Mathematics and in Management Science from Carnegie Mellon University in Pittsburgh, Pennsylvania.

Barry M. Edelstein has been a director on the Board of the Company since June 1, 2018. Since June 2008, Mr. Edelstein has served as a Managing Partner of Structured Growth Capital, Inc., which provides monetization financing to non-investment grade entities.  Since January 2002, Mr. Edelstein has also served as President and CEO of ScentSational Technologies, LLC, a leader in developing, patenting and licensing Olfaction Packaging technologies to food, beverage and other consumer products companies. Mr. Edelstein has a JD from the Widener University School of Law and a Bachelor of Science in Business Administration, Marketing from Drexel University’s LeBow College of Business.  Mr. Edelstein brings a wealth of operational and financial experience to our board as well as a deep knowledge of the packaging industry.

Scott V. Thomsen has been a director on the Board of the Company since June 1, 2018.  Since January 2014, Mr. Thomsen has served as Managing Partner of Innoscovery, Inc., a consulting firm that helps technology entrepreneurs scale companies.  From 1994 until January 2014, Mr. Thomsen was with Guardian Industries. He served as Vice President of R&D and Engineering, Optical Imaging Systems, from 1994 to 1996, Vice President of Operations and Engineering, Optical Imaging Systems, from 1996 to 1999, Director of Science and Technology from April 1999 to March 2002, Chief Technology Officer from March 2002 to September 2009, Group Vice President – North America from October 2009 to April 2011, and President of the Global Glass Group from April 2011 to January 2014.  Guardian Industries is the largest glass manufacturer in North America.  The Guardian Glass Group offers value-added glass products and services to customers in the commercial, residential, automotive, electronics and energy market segments in over 110 countries.  As President of the Global Glass Group, Mr. Thomsen was responsible for overseeing a multi-billion-dollar business with facilities in 27 countries on 5 continents and 11,000 employees.  Mr. Thomsen has a Bachelor of Science in Electrical and Electronics Engineering from the University of North Dakota and a Master of Science in Systems Engineering from West Coast University.  Mr. Thomsen brings a wealth of industry knowledge and knowledge of start-up organizations to our Board.

Terms of Office

All directors will hold office until the next annual meeting of stockholders or until their successors have been elected and qualified or appointed, unless sooner displaced.

Family Relationships

There are no family relationships between or among any of the current and incoming directors or executive officers.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by regulations of the SEC to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of reports we received, or written representations that no such reports were required for those persons, we believe that, for the year ended December 31, 2018, all statements of beneficial ownership required to be filed with the SEC were filed on a timely basis.

 Director Independence

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.

Board Meetings; Annual Meeting Attendance

During the fiscal year ended December 31, 2018, the Board held formal board meetings in person and via teleconference. The Company did not hold an annual meeting.

Holders of our securities can send communications to the Board via mail or telephone to the Secretary at the Company’s principal executive offices. The Company has not yet established a policy with respect to our directors’ attendance at the annual meetings. A stockholder who wishes to communicate with the Board may do so by directing a written request addressed to our Corporate Secretary at the address appearing on the first page of this Information Statement.

Committees of the Board of Directors

As our Common Stock is not presently listed for trading or quotation on a national securities exchange or NASDAQ, we are not presently required to have board committees. However, in June 2018, the Company formally created an audit committee, comprising Barry Edelstein (chairman) and Scott Thomsen.

Code of Ethics and Business Conduct

On March 12, 2019, we have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and directors serve in these capacities. A copy of the code of conduct is available, without charge, on our website at http://cbondsystems.com/. We intend to satisfy the disclosure requirements of Form 8-K regarding any amendment to, or a waiver from, any provision of our code of ethics by posting such amendment or waiver on our website.

Board Leadership Structure and Role in Risk Oversight

Currently, the Board is comprised of four directors: Scott Silverman, Vince Pugliese, Barry Edelstein and Scott Thomsen, with Scott Silverman serving as our Chairman. Scott Silverman is also our Chief Executive Officer.

The Board recognizes that the leadership structure and combination or separation of the Chief Executive Officer and Chairman roles is driven by the needs of the Company at any point in time. We have no policy requiring combination or separation of these leadership roles and our governing documents do not mandate a particular structure. This has allowed the Board the flexibility to establish the most appropriate structure for the Company at any given time.

ITEM 11. EXECUTIVE COMPENSATION

The following summarizes the compensation earned by our executive officers named in the “Summary Compensation Table” below (referred to herein as our “named executive officers”) in fiscal years ending December 31, 2018 and 2017.

This section also discusses the material elements of our executive compensation policies and decisions and important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our named executive officers and is intended to place in perspective the information presented in the following tables and the corresponding narrative.

Overview

Our named executive officers for the year ended December 31, 2018, which consists of our Chief Executive Officer and one other most highly compensated executive officers who were serving as its executive officers as of December 31, 2018, are as follows:

●	Scott R. Silverman – Chief Executive Officer;

●	Vince Pugliese – Chief Operating Officer, President, Interim Chief Financial Officer and Treasurer.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to each of the named executive officers for the years ending December 31, 2018 and 2017.

Name and Principal Position	Year	Salary ($)		Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)

Scott R. Silverman	2018	305,000	(3)	59,059	1,225,000	-	-	1,589,059
Chief Executive Officer	2017	71,500	(4)	-	-	6,912,300	2,421	6,986,221

Vince Pugliese	2018	175,900	(5)	25,311	987,500	-	-	1,188,711
Chief Operating Officer, President, Interim Chief Financial Officer and Treasurer	2017	180,000	(6)	-	-	542,522	3,011	725,533

(1)	Cash bonuses were earned by Messrs. Silverman and Pugliese in 2018 based on a percentage of capital raises, in accordance with their respective employment agreements, and partly awarded with the remaining accrued and deferred.
(2)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts, are contained in the notes to our financial statements under “Note 8 – Shareholders’ Deficit”.
(3)	Includes accrued and unpaid deferred compensation.
(4)	Includes accrued and unpaid deferred compensation.
(5)	Includes accrued and unpaid deferred compensation.
(6)	Includes accrued and unpaid deferred compensation.

Elements of Executive Compensation

Base Salaries. Base salaries for the named executive officers during 2018 and 2017 was determined, subject in each case to their employment agreements, on the scope of each officer’s responsibilities along with his respective experience and contributions during the prior year. When reviewing base salaries, our board of directors (and managers of C-Bond Systems, LLC prior to the Merger) took factors into account such as each officer’s experience and individual performance, company performance as a whole, and general industry conditions, but did not assign any specific weighting to any factor.

Equity Awards. Historically, our named executive officers participated in the Common Unit Option Plan prior to the Merger. Pursuant to the Merger Agreement, each option to purchase Common Units issued and outstanding immediately prior to the closing of the Merger was assumed and converted into an option to purchase an equivalent number of shares of our common stock and the exercise price of each such option was divided by the conversion ratio of 3.233733. As a result, a total of 14,494,213 options were issued. On June 7, 2018, our Board of Directors and our stockholders approved the C-Bond Systems, Inc. 2018 Long-Term Incentive Plan (the “2018 Plan”), which became effective on August 2, 2018. The Company anticipates that future equity awards will be made pursuant to the 2018 Plan.

Bonus. In accordance with their respective employment agreements, Mr. Silverman and Mr. Pugliese were paid bonuses based on a percentage of capital raises, which includes accrued and unpaid deferred bonus.

Other Benefits. Currently, we do not offer any additional benefit packages to employees.

Employment Agreements with Executive Officers

We entered into employment agreements with each of our named executive officers. Mr. Silverman’s was entered into prior to the Merger and will continue in effect.

Employment Agreement with Scott R. Silverman

We entered into an employment agreement with Mr. Silverman on October 18, 2017, pursuant to which he serves as our Chief Executive Officer for an initial term of three years that extends for successive one-year renewal terms unless either party gives 30-days’ advance notice of non-renewal. As consideration for these services, the employment agreement provides Mr. Silverman with the following compensation and benefits:

●	An annual base salary of $300,000, with a 10% increase on each anniversary date contingent upon achieving certain performance objectives as set by the Board. Until the Company raises $1,000,000 in debt or equity financing after entering into such agreement, Mr. Silverman will receive one half of the base salary on a monthly basis with the other one half being deferred. As such financing has been raised, Mr. Silverman was entitled to receive the deferred portion of his compensation and his base salary paid in full. However, due to a lack of working capital, Mr. Silverman is still deferring a portion of his salary.

●	When the first $500,000 of equity investments is raised by the Company after entering into this employment agreement, Mr. Silverman will receive a capital raise success bonus of 5% of all equity capital raised from investors/lenders introduced by him to the Company.

●	Annual cash performance bonus opportunity as determined by the Board.

●	An option to acquire 3,000,000 common shares of the Company, with a strike price of $0.31 per share. These options will vest pro rata on a monthly basis for the term of the employment agreement. On each anniversary, Mr. Silverman will be eligible to be granted a minimum of 500,000 stock options of the Company at a strike price of $0.85 per common share contingent upon the achievement of certain performance objectives.

●	Certain other employee benefits and perquisites, including reimbursement of necessary and reasonable travel and participation in retirement and welfare benefits.

Mr. Silverman’s employment agreement provides that, in the event that his employment is terminated by the Company without “cause” (as defined in his employment agreement), or if Mr. Silverman resigned for “good reasons” (as defined in his employment agreement), subject to a complete release of claims, he will be entitled to (i) retain all stock options previously granted; and (ii) receive any benefits then owed or accrued along with one year of base salary and any unreimbursed expenses incurred by him. All amounts shall be paid on the termination date. In the event that Mr. Silverman’s employment is terminated by the Company for “cause” (as defined in his employment agreement), or if Mr. Silverman resigned without “good reasons” (as defined in his employment agreement), subject to a complete release of claims, he will be entitled to receive any unpaid base salary and benefits then owed or accrued and any unreimbursed expenses incurred by him. Additionally, if a change of control (as defined in his employment agreement) occurs during the term of this agreement, all unvested stock options will vest in full, and if the valuation of the Company in the change of control transaction is greater than $0.85 per common share, then Mr. Silverman shall be paid a bonus equal to two times his minimum base salary and minimum target bonus.

Pursuant to the employment agreement, Mr. Silverman will be subject to a confidentiality covenant, a two-year post-termination non-competition covenant and a two-year post-termination non-solicitation covenant.

To date, the Company has not fulfilled a portion of its cash payment obligations to Mr. Silverman and he has deferred compensation owed to him pursuant to his employment agreement.

Employment Agreement with Vince Pugliese

We entered into an employment agreement with Mr. Pugliese dated effective March 1, 2019. Pursuant to this employment agreement, he serves as our President and Chief Operating Officer for an initial term of three years, unless terminated earlier in accordance with the agreement. As consideration for these services, the employment agreement provides Mr. Pugliese with the following compensation and benefits:

●	An annual base salary of $240,000, with a minimum 5-10% increase on each anniversary date, contingent upon achieving performance objectives set by the CEO and our Board.

●	Annual cash performance bonus opportunity as determined by the CEO and the Board, with a target of 50-100% of annual salary.

●	Annual stock grant opportunity in an amount determined by the Board.

●	Certain other employee benefits and perquisites, including paid vacation days, reimbursement of necessary and reasonable travel, participation in health and welfare benefits, housing, and use of company provided computer, cell phone and car.

Mr. Pugliese’s employment agreement provides that, in the event that his employment is terminated by the Company without “cause” (as defined in his employment agreement) or if Mr. Pugliese resigns for “good reason” (as defined in his employment agreement), he will be entitled to (i) retain all stock options previously granted, which will vest immediately and be exercisable over a 10 year period ; and (ii) receive any benefits then owed or accrued along with 18 months of base salary and any unreimbursed expenses incurred by him. All amounts shall be paid on the termination date. In the event that Mr. Pugliese’s employment is terminated by the Company for “cause” (as defined in his employment agreement), or if Mr. Pugliese resigned without “good reasons” (as defined in his employment agreement), he will be entitled to (i) receive any unpaid base salary and benefits then owed or accrued and any unreimbursed expenses incurred by him through the termination date, and (ii) retain all vested stock options or grants which will be exercisable over a 10 year period. All unvested stock options or grants will terminate.

In the event of a change of control (as defined in his employment agreement), Mr. Pugliese will be entitled to receive a change of control payment equal to two times his current minimum base salary upon the closing of the change of control transaction and all unvested stock options or grants shall vest in full. Upon the closing of such a change of control transaction and the payments mentioned above, the employment agreement will terminate.

Mr. Pugliese’s compensation in fiscal 2018 was pursuant to a prior employment agreement, entered into on October 12, 2015 and amended on February 11, 2016 and December 20, 2016, which expired on its terms.

Pursuant to the employment agreement, Mr. Pugliese will be subject to a confidentiality covenant, a two-year post-termination non-competition covenant and a two-year post-termination non-solicitation covenant.

Outstanding Equity Awards at Fiscal Year-End

The following are the outstanding equity awards for the named executive officers as of December 31, 2018, which have been adjusted to give effect to the Merger:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)		Number of Securities Underlying Unexercised Options (Unexercisable)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)(1)	Option Expiration Date
Scott R. Silverman	1,208,219		1,791,781	(2)	0	$0.31	10/18/2027
Vince Pugliese	1,299,998	(3)	-		0	$0.31	12/23/2026

(1)	This reflects the converted exercise price of such options.
(2)	These shares vest in tranches of 83,333 shares on the 18th of each month for 36 months from October 16, 2017.
(3)	These shares are fully vested.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(*)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott R. Silverman (1)	1,970,120	$1,083,566	1,970,120	$1,083,566
Vince Pugliese (2)	1,558,433	$857,138	1,558,433	$857,138

*	The market value of shares of stock is computed by multiplying the closing market price of our stock at the end of the last completed fiscal year by the number of shares of stock set forth to the left of such figure.

(1)	970,120 shares vest on May 1, 2019 and 1,000,000 shares vest on October 6, 2019
(2)	808,433 shares vest on May 1, 2019 and 750,000 shares vest on October 6, 2019

C-Bond Systems, Inc. 2018 Long-Term Incentive Plan

On June 7, 2018, our Board of Directors and our stockholders approved the C-Bond Systems, Inc. 2018 Long-Term Incentive Plan (the “2018 Plan”), which became effective on August 2, 2018. The purposes of the 2018 Plan is to advance the interests of the Company, its affiliates and its stockholders and promote the long-term growth of the Company by providing employees, non-employee Directors and third-party service providers with incentives to maximize stockholder value and to otherwise contribute to the success of the Company and its affiliates, thereby aligning the interests of such individuals with the interests of the Company’s stockholders and providing them additional incentives to continue in their employment or affiliation with the Company.

Summary of the Plan

Administration

The 2018 Plan will be administered by a committee designated by the Board of Directors (the “Committee”) or, in the absence of the Committee or in the case of awards issued to non-employee Directors, the 2018 Plan will be administered by the Board of Directors (as applicable, the “Administrator”). The Administrator also has full and exclusive power and authority to administer the 2018 Plan.  In administering awards under our 2018 Plan, the Administrator, has the power, subject to the terms of the 2018 Plan, to determine the terms of the awards granted under our 2018 Plan, including any applicable exercise or grant price, the number of shares subject to each award and the exercisability of the awards.  The Administrator also has full power to determine the persons to whom and the time or times at which awards will be made and to make all other determinations and take all other actions advisable for the administration of the 2018 Plan.

On a calendar year basis, the Board of Directors may, by resolution, delegate to the Chief Executive Officer of the Company the limited authority to grant awards under the 2018 Plan during such calendar year to designated classes of employees, who are not officers of the Company or any affiliate and subject to the provisions of Section 16 of the Exchange Act, and to service providers.

Types of Awards

Under our 2018 Plan, the Administrator may grant:

●	options to acquire our Common Stock, both incentive stock options that are intended to satisfy the requirements of Section 422 of the Internal Revenue Code and nonqualified stock options which are not intended to satisfy such requirements. The exercise price of options granted under our 2018 Plan must at least be equal to the fair market value of our Common Stock on the date of grant and the term of an option may not exceed ten years, except that with respect to an incentive stock option granted to any employee who owns more than 10% of the voting power of all classes of our outstanding stock as of the grant date the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date.

●	stock appreciation rights, or SARs, which allow the recipient to receive the appreciation in the fair market value of our Common Stock between the date of grant and the exercise date. The amount payable under the stock appreciation right may be paid in cash or with shares of our Common Stock, or a combination thereof, as determined by the Administrator.

●	restricted stock awards, which are awards of our shares of Common Stock that vest in accordance with terms and conditions established by the Administrator.

●	restricted stock units, which are awards that are based on the value of our Common Stock and may be paid in cash or in shares of our Common Stock.

●	other types of stock-based or stock-related awards not otherwise described by the terms and provision of the 2018 Plan, including the grant or offer for sale of unrestricted shares of the Company’s Common Stock, and which may involve the transfer of actual shares of the Company’s Common Stock or payment in cash or otherwise of amounts based on the value of shares of our Common Stock and may be designed to comply with or take advantage of the applicable local laws of jurisdictions other than the United States.

●	other cash-based awards to eligible persons in such amounts and upon such terms as the Administrator shall determine.

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

Shares Authorized for Issuance

The aggregate number of shares of Common Stock that may be issued under the 2018 Plan and number of shares of our Common Stock that may be subject to incentive stock options granted under the 2018 Plan is 50,000,000 shares.

Term

The Board may alter, amend, or terminate our 2018 Plan and the Administrator may alter, amend, or terminate any award agreement in whole or in part; however, no termination, amendment, or modification shall adversely affect in any material way any award previously granted, without the written consent of the holder. Our 2018 Plan was adopted on June 7, 2018, became effective on August 2, 2018, and will continue indefinitely until it is terminated by the Board as provided in the 2018 Plan. However, as required by the Internal Revenue Code, no incentive stock option awards may be granted under our 2018 Plan on or after the tenth anniversary of the date the plan was adopted by the Board, unless our 2018 Plan is subsequently amended, with the approval of stockholders, to extend the period for granting such awards.

Director Compensation

While our directors did not receive compensation in 2017, beginning after the Merger, our non-executive board members receive $5,000 in cash compensation each quarter, with committee chairs receiving an additional $2,500 per quarter. Each non-executive board member also received 250,000 shares of restricted stock in October 2018 for their service on the board.

The following table sets forth compensation paid, earned or awarded during 2018 to each of our directors, other than Scott Silverman and Vince Pugliese, whose compensation is described able in “Summary Compensation Table”.

2018 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
Barry M. Edelstein	15,000	100,000	-	115,000
Scott V. Thomsen	10,000	100,000	-	110,000

(1)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts, are contained in the notes to our financial statements under “Note 8 – Shareholders’ Deficit”. In October 2018, Mr. Edelstein and Mr. Thomsen received 250,000 shares of restricted stock each.

Directors are also entitled to the protection provided by the indemnification provisions in our articles of incorporation, as amended, and our amended and restated bylaws.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information relating to the beneficial ownership of our common stock as of March 22, 2019, by:

●	each person, or group of affiliated persons, known by us to beneficially own more than five percent of the outstanding shares of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or dispositive power as well as any shares that the individual has the right to acquire within 60 days of March 22, 2019, through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and dispositive power with respect to all shares of common stock held by that person.

The percentage of shares beneficially owned is computed on the basis of 81,144,066 shares of our common stock outstanding as of March 22, 2019. Shares of common stock that a person has the right to acquire within 60 days of March 22, 2019, are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise noted below, the address of the persons listed on the table is c/o C-Bond Systems, Inc., 6035 South Loop East, Houston, TX 77033.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Greater Than 5% Stockholders:
BOCO Investments, LLC (1)	10,150,000	12.5%
Bruce Rich (2)	8,215,666	9.8%
Evergreen Venture Holdings, LLC (3)	6,337,972	7.8%
SMS Moreira Ventures, LLC (4)	5,496,260	6.8%
Horus Holdings International, Inc. (5)	3,880,480	4.8%

Named Executive Officers and Directors:
Scott Silverman (6)	3,424,915	4.1%
Vince Pugliese (7)	3,375,828	4.1%
Barry M. Edelstein (8)	250,000	* %
Scott V. Thomsen (9)	1,052,200	1.3%
All directors and executive officers as a group (4 persons) (10)	8,102,943	9.6%

* Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1)	Schedule 13D filed with the SEC on May 10, 2018 indicates that BOCO Investments, LLC, Pat Stryker and Pat Stryker Living Trust have shared voting and dispositive power with respect to these shares. Includes 8,050,000 shares owned by WestMountain Green, LLC, which is controlled by BOCO Investments, LLC. BOCO Investments, LLC’s address is 1001-A E. Harmony Road, #366, Fort Collins, Colorado 80525.
(2)	Includes (i) 3,000,000 shares issuable upon exercise of stock options that have vested and (iii) 5,215,666 shares held by Fournace, LLC of which Mr. Rich is the managing member. Schedule 13G Amendment No. 1 filed with the SEC on November 7, 2018 indicates that Fournace LLC has sole voting and dispositive power with respect to 5,215,666 shares. Fournace LLC’s address is 3333 Allen Parkway, Unit Number 305, Houston, Texas 77019.
(3)	Schedule 13G filed with the SEC on November 7, 2018 indicates that Evergreen Venture Holdings, LLC has sole voting and dispositive power with respect to these shares. Evergreen Venture Holdings, LLC’s address is 4222 Winbrook Lane, Orlando, Florida 32817. Mark Rich (brother of Bruce Rich) is the managing member of Evergreen Venture Holdings, LLC.
(4)	Schedule 13G filed with the SEC on October 31, 2018 indicates that SMS Moreira Ventures, LLC has sole voting and dispositive power with respect to these shares. SMS Moreira Ventures, LLC’s address is 232 Bostwick Street, Nacogodoches, Texas 75965. Sergio Moreira is the managing member of SMS Moreira Ventures, LLC.
(5)	Dr. Victor Mena has sole voting and dispositive power with respect to these shares. Horus Holdings International, Inc.’s address is Dessarollos res. Turisticos, s.a. De C.V., Cipresses No. 100, Col. Ampliacion Jurica, 76100 Queretaro, Qro., C.P., Queretaro, Mexico.
(6)	Includes (i) 1,970,120 shares outstanding pursuant to restricted stock award, and (ii) 1,454,795 shares issuable upon the exercise of stock options within 60 days of March 22, 2019 and those already vested.
(7)	Includes (i) 517,397 shares held by Mr. Pugliese, (ii) 1,558,433 shares outstanding pursuant to restricted stock awards, and (iii) 1,299,998 shares issuable upon the exercise of stock options within 60 days of March 22, 2019 and those already vested.
(8)	Includes 250,000 shares outstanding pursuant to a restricted stock award.
(9)	Includes (i) 250,000 shares outstanding pursuant to a restricted stock award, and (ii) 802,200 shares issuable upon the exercise of stock options that have vested.
(10)	Includes (i) 517,397 shares held by the directors and executive officers, (ii) 4,028,553 shares outstanding pursuant to a restricted stock awards and (iii) 3,556,993 shares issuable upon exercise of stock options within 60 days of March 22, 2019, and those that have vested.

Equity Compensation Plan Information

The following table sets forth as of December 31, 2018 information regarding our common stock that may be issued under the Company’s equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Columns (a)) (c) (1)
Equity compensation plans approved by security holders	11,445,698	$0.30	35,142,672
Equity compensation plans not approved by security holders	-	-	-
Total	11,445,698	$0.30	35,142,672

*	The table above includes 11,445,698 options that were issued pursuant to the Merger Agreement (adjusted for forfeitures and exercises since the issuance), by converting each option to purchase Common Units issued and outstanding immediately prior to the closing of the Merger into an option to purchase an equivalent number of shares of our common stock.

(1)	Represents shares available under the C-Bond Systems, Inc. 2018 Long-Term Incentive Plan, under which the Company can issue options, stock appreciation rights, restricted stock awards, restricted stock units and other types of stock-based awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Bohemian Companies, LLC and BOCO Investments, LLC are two companies under common control. Mr. Klemsz, our President prior to the Merger, has been the Chief Investment Officer of BOCO Investments, LLC since March 2007. Since there was common control between the two companies and a relationship with our prior Company President, we are considering all transactions with Bohemian Companies, LLC related party transactions. Contemporaneously with the closing of the Merger, C-Bond Systems, LLC entered into subscription agreements with investors, including BOCO Investments, LLC, pursuant to which we sold 3,100,000 shares of our common stock at a purchase price of $0.40 per share.

On November 14, 2018, the Company also entered into a Revolving Credit Facility Loan and Security Agreement (“Loan Agreement”) and a Secured Promissory Note (the “Note”) with BOCO Investments, LLC. Subject to and in accordance with the terms and conditions of the Loan Agreement and the Note, BOCO Investments, LLC agreed to lend to the Company up to $400,000 (the “Maximum Loan Amount”) against the issuance and delivery by the Company of the Note for use as working capital and to assist in inventory acquisition. As of December 31, 2018, BOCO Investments, LLC loaned us $400,000 and may loan additional amounts to the Company at any time and from time to time through November 14, 2020, up to an aggregate amount not to exceed the Maximum Loan Amount. The Company must repay all principal, interest and other amounts outstanding on or before November 14, 2020. The Company’s obligations under the Loan Agreement and the Note are secured by a first-priority security interest in substantially all of the Company’s assets (the “Collateral”). The outstanding principal advanced to Company pursuant to the Loan Agreement bears interest at the rate of 12% per annum, compounded annually. The Loan Agreement and Note contain customary representations, warranties and covenants, including covenants requiring the Company to maintain certain inventory and accounts receivable amounts, certain restrictions on the Company’s ability to incur additional debt or create liens on its property. The Loan Agreement and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties and bankruptcy or insolvency proceedings, the occurrence of which, after any applicable cure period, would permit Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Note, as applicable, and to exercise its remedies with respect to the Collateral, including the sale of the Collateral. Commencing March 31, 2019 and at all times thereafter through the remainder of the commitment period and for so long thereafter as there is any amount still due and owing under the Note, the Company must maintain an accounts receivable balances plus inventory such that the outstanding principal borrowed by Company under the Loan Agreement and Note is less than or equal to 85% of accounts receivable plus 50% of inventory, all as measured at the same point in time. Commencing on January 10, 2019 and on or before the l0th day of each month thereafter, the Company shall pay BOCO Investments, LLC all interest accrued on outstanding principal under the Loan Agreement and Notes as of the end of the month then concluded.

As of December 31, 2018, the Company was in default of certain requirements under the Loan Agreement, including not meeting the requirement regarding minimum asset amount as defined therein. Upon the occurrence of such event of defaults, the Lender may, at its option and in accordance with the Loan Agreement, declare all obligations immediately due and payable, however, as of the date of this Report, the Lender has not made any such declaration.

Bruce Rich served as the Chief Executive Officer of C-Bond Systems, LLC until December 18, 2017, for which he earned a total salary of $364,907 in fiscal 2017. On January 2, 2018, we converted the accrued compensation and other amounts owed to Bruce Rich totaling $392,577 into 12,694,893 common shares. Mr. Rich holds 3,000,000 stock options for an exercise price of $0.03 that are fully vested. We have also entered into a consulting agreement with Bruce Rich on January 1, 2018, pursuant to which Mr. Rich agreed to consult as and when requested by C-Bond Systems, LLC, for a period of three years or until the aggregate cash payments total $300,000. As consideration for these services, Mr. Rich is entitled to a monthly fee equal to half of the base salary paid to Mr. Silverman, subject to a minimum of $8,333.33. Neither party may terminate this agreement prior to the end of the term. Pursuant to this consulting agreement, Mr. Rich will be subject to a confidentiality covenant, a three-year non-competition covenant and a three-year non-solicitation covenant.

In April 2018, we granted 323,373 restricted shares of common stock each to Paul Brogan, a former director of C-Bond Systems, LLC, and Sergio Moreira, the managing member of SMS Moreira Ventures, LLC, a 5% shareholder. Prior to the Merger, in December 2017, C-Bond Systems, LLC also issued an option to Mr. Moreira to purchase 1,000,000 common shares for an exercise price of $0.03.

As of December 31, 2017, the Company recorded an amount due of $1,000 from WestMountain Company, a related party. The funds were deposited in our cash account in January 2018.

For information regarding the number of restricted shares of stock issued to, or options held by the Company’s executive officers, and directors, or an affiliate or immediate family member thereof, see “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation.” For ease of reference, units of membership interest issued by C-Bond Systems, LLC prior to the Merger has been adjusted, to give effect to the Merger and the share conversion ratio pursuant to the Merger Agreement, and described as common shares of our Company in the above discussion. Additionally, the exercise prices of stock options issued prior to the Merger have been adjusted to give effect to the Merger in accordance with the Merger Agreement.

Our board of directors intends to adopt a written related person transaction policy, to set forth the policies and procedures for the review and approval or ratification of related person transactions. This policy will cover, with certain exceptions set forth in Item 404 of Regulation S-K promulgated under the Exchange Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds or will exceed the lesser of $120,000 or 1% of the average of our total assets as of the end of the last two completed fiscal years and a related person had, has or will have a direct or indirect material interest, including purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by our principal independent accountants, Salberg & Company, P.A., for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2018	2017
Audit Fees	$66,000	$23,000
Audit Related Fees	$18,200	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Audit fees. Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K, review of our interim financial statements included in our Form 10-Q and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for  assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”, review of our Forms 8-K filings and services that are normally provided by the accountant in connection with non-year-end statutory and regulatory filings or engagements.

Tax fees. Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

Other fees. The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

In June 2018, we established an audit committee, consisting of Barry Edelstein (audit committee chairman) and Scott Thomsen. The audit committee’s charter requires that the audit committee pre-approve all audit and non-audit services that our independent auditors provide to the Company, provided that pre-approval of non-audit services is not required if (i) the fees for all such services do not aggregate to more than 5% of total fees paid to the independent auditors in that fiscal year; (ii) such services were not recognized as non-audit services at that time of engagement; and (iii) such services are promptly brought to the attention of the audit committee and approved by the audit committee prior to the completion of the audit. Prior to the formation of the audit committee, our board of directors would evaluate the scope and cost of the engagement of an auditor before the auditor renders audit and audit-related services. All of the audit and audit related fees described above for fiscal years ended December 31, 2017 were pre-approved by the board of directors. All of the audit and audit related fees described above for fiscal years ended December 31, 2018 were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

A.	The following documents are filed as part of this Report:

1.	Consolidated Financial Statements:

2.	Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.	Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger and Reorganization dated as of April 25, 2018, among WestMountain Alternative Energy, Inc., WETM Acquisition Corp. and C-Bond Systems, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2018, File No. 000-53029).
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s SB-2 Registration Statement filed with the SEC on January 2, 2008, File No. 333-148440).
3.2	First Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed with SEC on August 11, 2014, File No. 000-53029).
3.3	Second Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2018, File No. 000-53029).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 8, 2018, File. No. 000-53029).
4.1	Secured Promissory Note, dated November 14, 2018, with BOCO Investments, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2018, File. No. 000-53029).
10.1+	C-Bond Systems, Inc. 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement filed with the SEC on September 25, 2018, File No. 333-227522).
10.2+	Form of C-Bond Systems, Inc. Restricted Stock Award Agreement under 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Form S-8 Registration Statement filed with the SEC on September 25, 2018, File No. 333-227522).
10.3+	Form of C-Bond Systems, Inc. Nonqualified Stock Option Award Agreement under 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Form S-8 Registration Statement filed with the SEC on September 25, 2018, File No. 333-227522).
10.4+	Employment Agreement between C-Bond Systems, LLC and Scott Silverman dated October 18, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2018, File No. 000-53029).
10.5+	Employment Agreement between C-Bond Systems, LLC and Vince Pugliese dated October 12, 2015, as amended on February 11, 2016 and December 20, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2018, File No. 000-53029).
10.6+	Employee Agreement between C-Bond Systems, LLC and Vince Pugliese dated effective March 1, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2019).
10.7+	Consulting Agreement between C-Bond Systems, LLC and Bruce Rich dated January 1, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2018, File No. 000-53029).
10.8	License Agreement between William Marsh Rice University and C-Bond Systems, Inc. dated April 8, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2018, File No. 000-53029).
10.9	Form of Subscription Agreement related to the Offering (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2018, File No. 000-53029).
10.10	Form of Lockup Agreement related to the Offering (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K dated May 1, 2018, File No. 000-53029).
10.11	Registration Rights Agreement between C-Bond Systems, LLC and Fournace, LLC dated April 27, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2018, File No. 000-53029).
10.12	Revolving Credit Facility Loan and Security Agreement, dated November 14, 2018, between C-Bond Systems, Inc. and BOCO Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2018, File. No. 000-53029).

Exhibit No.	Exhibit Description

14.1*	Code of Business Conduct and Ethics
21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Filed herewith

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C-BOND SYSTEMS, INC.

Date: April 1, 2019	By:	/s/ Scott R. Silverman
Scott R. Silverman
Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Scott R. Silverman as attorney-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report on Form 10-K, which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the annual report on Form 10-K with the Securities and Exchange Commission. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott R. Silverman	Chief Executive Officer, Chairman of the Board and Director	April 1, 2019
Scott R. Silverman	(principal executive officer)

/s/ Vince Pugliese	Chief Operating Officer, President, Interim Chief Financial Officer and Treasurer	April 1, 2019
Vince Pugliese	(principal financial and accounting officer)

/s/ Barry M. Edelstein	Director	April 1, 2019
Barry M. Edelstein

/s/ Scott V. Thomsen	Director	April 1, 2019
Scott V. Thomsen

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:

C-Bond Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of C-Bond Systems, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net loss and cash used in operations of $9,904,719 and $1,967,782, respectively, in 2018 and a working capital deficit, shareholders’ deficit and accumulated deficit of $881,505, $815,123 and $32,759,275, respectively, at December 31, 2018. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2017.

Boca Raton, Florida

April 1, 2019

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017

ASSETS
CURRENT ASSETS:
Cash	$128,567	$46,448
Accounts receivable, net	91,319	35,225
Inventory	8,977	10,493
Prepaid expenses and other current assets	31,199	771

Total Current Assets	260,062	92,937

OTHER ASSETS:
Property, plant and equipment, net	57,405	91,123
Security deposit	8,977	8,977

Total Other Assets	66,382	100,100

TOTAL ASSETS	$326,444	$193,037

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Notes payable - related party	$400,000	$-
Accounts payable	507,058	164,906
Accrued expenses	46,278	104,402
Accrued compensation	188,231	511,855

Total Current Liabilities	1,141,567	781,163

LONG-TERM LIABILITIES:
Convertible note payable, net of discount	-	92,917

Total Long-term Liabilities	-	92,917

Total Liabilities	1,141,567	874,080

Commitments and Contingencies (See Note 9)

SHAREHOLDERS’ DEFICIT:
Preferred stock: $0.10 par value, 1,000,000 shares authorized; none issued and outstanding at December 31, 2018 and 2017, respectively	-	-
Common stock: $0.001 par value, 500,000,000 shares authorized; 80,459,006 and 45,717,635 issued and outstanding at December 31, 2018 and 2017, respectively	80,459	45,717
Additional paid-in capital	31,863,693	22,127,796
Accumulated deficit	(32,759,275)	(22,854,556)

Total Shareholders’ Deficit	(815,123)	(681,043)

Total Liabilities and Shareholders’ Deficit	$326,444	$193,037

See accompanying notes to consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2018	2017

SALES	$382,244	$405,417

COST OF SALES (excluding depreciation expense)	83,384	70,048

GROSS PROFIT	298,860	335,369

OPERATING EXPENSES:
Compensation and related benefits (including stock-based compensation of $6,735,124 and $6,772,752 for the years ended December 31, 2018 and 2017, respectively)	7,823,381	7,852,965
Research and development	258,294	214,112
Professional fees	1,006,939	131,022
General and administrative expenses	478,348	428,953

Total Operating Expenses	9,566,962	8,627,052

LOSS FROM OPERATIONS	(9,268,102)	(8,291,683)

OTHER EXPENSES:
Loss on debt extinguishment	(383,475)	-
Settlement expense	(200,000)	-
Interest expenses	(53,142)	(8,009)

Total Other Expenses	(636,617)	(8,009)

NET LOSS	$(9,904,719)	$(8,299,692)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.14)	$(0.18)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	68,521,112	45,284,735

See accompanying notes to consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

						Total
			Additional			Shareholders’
	Common Stock		Paid-in	Subscription	Accumulated	Equity
	# of Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balance, December 31, 2016	45,203,180	$45,203	14,908,058	-	(14,554,864)	398,397

Member units issued for cash	514,455	$514	436,986	-	-	437,500

Beneficial conversion feature on convertible note payable	-	$-	10,000	-	-	10,000

Stock option exercise compensation	-	$-	60,000	-	-	60,000

Accretion of stock option expense	-	$-	6,712,752	-	-	6,712,752

Net loss	-	$-	-	-	(8,299,692)	(8,299,692)

Balance, December 31, 2017	45,717,635	45,717	22,127,796	-	(22,854,556)	(681,043)

Recapitalization of Company	9,106,250	9,106	178,295	-	-	187,401

Shares issued for conversion of accrued compensation	12,694,893	12,695	650,760	-	-	663,455

Common shares issued for cash	3,132,337	3,132	1,264,368	-	-	1,267,500

Common shares issued for conversion of debt	136,894	137	105,696	-	-	105,833

Common shares issued for services	6,689,575	6,690	112,060	-	-	118,750

Accretion of stock-based compensation	-	-	1,885,417	-	-	1,885,417

Common shares issued for settlement and debt extinguishment	815,957	816	467,878	-	-	468,694

Beneficial conversion feature on convertible note payable	-	-	260,000	-	-	260,000

Stock option exercise compensation	-	-	60,000	-	-	60,000

Exercise of stock options	2,650,525	2,651	232,109	-	-	234,760

Forfeiture of non-vested shares	(485,060)	(485)	485	-	-	-

Accretion of stock option expense	-	-	4,518,829	-	-	4,518,829

Net loss	-	-	-	-	(9,904,719)	(9,904,719)

Balance, December 31, 2018	80,459,006	$80,459	$31,863,693	$-	$(32,759,275)	$(815,123)

See accompanying notes to consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,904,719)	$(8,299,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	33,718	38,295
Bad debt expense (recovery)	(552)	16,894
Amortization of debt discount to interest expense	40,691	2,917
Stock-based compensation	6,735,124	6,772,752
Stock-based professional fees	118,750	-
Settlement expense	200,000	-
Loss on debt extinguishment	380,171	-
Change in operating assets and liabilities:
Accounts receivable	(55,542)	(37,757)
Inventory	1,516	458
Prepaid expenses and other assets	(11,243)	(771)
Accounts payable	382,067	99,542
Accrued expenses	22,709	79,153
Accrued compensation	89,528	243,701

NET CASH USED IN OPERATING ACTIVITIES	(1,967,782)	(1,084,508)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in recapitalization	187,401	-
Purchases of property and equipment	-	(3,454)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	187,401	(3,454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	1,267,500	437,500
Proceeds from exercise of stock options	195,000	-
Proceeds from notes payable	400,000	-
Repayment of convertible note payable	(260,000)	(50,000)
Proceeds from convertible note payable	260,000	150,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,862,500	537,500

NET INCREASE (DECREASE) IN CASH	82,119	(550,462)

CASH, beginning of year	46,448	596,910

CASH, end of year	$128,567	$46,448

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$6,791	$675
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature reflected in debt discount	$260,000	$10,000
Common stock issued as prepaid for services	$18,333	$-
Common stock issued for accrued compensation	$392,577	$-
Exercise of stock options for accrued compensation	$20,575	$-
Common stock issued for debt and accrued interest	$105,833	$-
Common stock issued for accrued settlement	$114,915	$-

See accompanying notes to consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of organization

On April 25, 2018, C-Bond Systems, Inc. (which was formerly known as WestMountain Alternative Energy, Inc.) and its subsidiary, WETM Acquisition Corp. (“Acquisition Sub”) entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement with C-Bond Systems, LLC which was organized as a limited liability company in Texas and started business on August 7, 2013 and has three subsidiaries. Pursuant to the terms of the Merger Agreement, on April 25, 2018, referred to as the Closing Date, the Acquisition Sub merged with and into C-Bond Systems, LLC, which was the surviving corporation. Accordingly, C-Bond Systems, LLC became a wholly-owned subsidiary of C-Bond Systems, Inc., C-Bond Systems, Inc. and its subsidiaries are herein referred to as “the Company”. Any reference to contractual agreements throughout these footnotes may relate to C-Bond Systems Inc., or one of its subsidiaries.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $9,904,719 and $8,299,692 for the years ended December 31, 2018 and 2017, respectively. The net cash used in operations was $1,967,782 and $1,084,508 for the years ended December 31, 2018 and 2017, respectively. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $32,759,275, $815,123 and $881,505, respectively, at December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the years ended December 31, 2018 and 2017 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the fair value of beneficial conversion features, and the fair value of non-cash equity transactions.

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

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable, accrued expenses, and accrued compensation approximate their fair market value based on the short-term maturity of these instruments.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

Revenue recognition

In May 2014, FASB issued an update Accounting Standards Update (“ASU”) (“ASU 2014-09”) establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard on January 1, 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Based on an evaluation of the impact ASU 2014-09 will have on the Company’s sources of revenue, the Company has concluded that ASU 2014-09 did not have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers and there was no cumulative effect adjustment.

The Company sells its products primarily to distributors and authorized dealers. Product sales are recognized when the product is shipped to the customer and title is transferred and are recorded net of any discounts or allowances.

Cost of sales

Cost of sales includes inventory costs, packaging costs and warranty expenses.

Shipping and handling costs

Shipping and handling costs incurred for product shipped to customers are included in general and administrative expenses and amounted to $20,380 and $29,262 for the years ended December 31, 2018 and 2017, respectively. Shipping and handling costs charged to customers are included in sales.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

Warranty liability

The Company provides limited warranties on its products for product defects for periods ranging from 12 months to the life of the product. Warranty costs may include the cost of product replacement, refunds, labor costs and other costs. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 12 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying consolidated balance sheets and amounted $24,190 and $21,935 at December 31, 2018 and 2017, respectively. For the years ended December 31, 2018 and 2017, warranty expense amounted to $7,403 and $7,784, respectively, and is included in cost of sales on the accompanying consolidated statements of operations. For the years ended December 31, 2018 and 2017, a roll forward of warranty liability is as follows:

	For the Year Ended December 31,
	2018	2017
Balance at beginning of year	$21,935	$14,251
Increase in estimated warranty liability	7,403	7,784
Warranty expenses incurred	(5,148)	(100)
Balance at end of year	$24,190	$21,935

Research and development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and includes costs such as labor, materials, and other allocated costs incurred. For the years ended December 31, 2018 and 2017, research and development costs incurred in the development of the Company’s products were $258,294 and $214,112, respectively, and are included in operating expenses on the accompanying consolidated statements of operations.

Advertising costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the years ended December 31, 2018 and 2017, advertising costs charged to operations were $51,719 and $41,555, respectively and are included in general and administrative expenses on the accompanying consolidated statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which have been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes “. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2018 and 2017, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2014. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of December 31, 2018 and December 31, 2017.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

Through September 30, 2018, pursuant to ASC 505-50 – “Equity-Based Payments to Non-Employees”, all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusts the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company early adopted ASU No. 2018-07 in the fourth quarter of 2018 and there was no cumulative effect of adoption.

Upon exercise of the stock options by the holder using the exercise methods delineated in the option contract, the Company issues new shares from its unissued authorized shares.

Loss per common share

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per common share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilutive securities and non-vested forfeitable shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to members by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares, common share equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of stock options and non-vested forfeitable shares (using the treasury stock method) and shares issuable upon conversion of convertible notes payable (using the as-if converted method). These common share equivalents may be dilutive in the future.

All potentially dilutive common shares were excluded from the computation of diluted common shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	December 31, 2018	December 31, 2017
Convertible note	-	129,349
Stock options	12,704,009	14,894,213
Non-vested, forfeitable common shares	4,498,672	-

Segment reporting

During the years ended December 31, 2018 and 2017, the Company operated in one business segment.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842) “. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The pronouncement requires a modified retrospective method of adoption and is effective on January 1, 2019, with early adoption permitted. The adoption of ASU 2016-02 is not expected to have an impact on the Company’s consolidated financial position, results of operations and cash flows.

In June 2018, the FASB issued ASU 2018-07 which simplifies the accounting for share-based payments granted to non-employees for services by aligning it with the accounting for share-based payments to employees, with certain exceptions. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We do not expect the adoption of this accounting guidance to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 to modify the disclosure requirements on fair value measurements. The amendments are effective beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until the effective date. Most amendments should be applied retrospectively, but certain amendments will be applied prospectively. The Company is in the process of assessing the impact of the standard on the Company’s fair value disclosures. However, the standard is not expected to have an impact on the Company’s consolidated financial position, results of operations and cash flows.

There are no other recently issued accounting standards that apply to us or that are expected to have a material impact on our results of operations, financial condition, or cash flows.

NOTE 3 – ACCOUNTS RECEIVABLE

At December 31, 2018 and 2017, accounts receivable consisted of the following:

	December 31, 2018	December 31, 2017
Accounts receivable	$91,319	$38,279
Less: allowance for doubtful accounts	-	(3,054)
Accounts receivable, net	$91,319	$35,225

For the years ended December 31, 2018 and 2017, bad debt (recovery) expense amounted to $(552) and $16,894, respectively.

NOTE 4 – INVENTORY

At December 31, 2018 and 2017, inventory consisted of the following:

	December 31, 2018	December 31, 2017
Raw materials	$6,149	$7,269
Finished goods	2,828	3,224
Inventory	$8,977	$10,493

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 5 - PROPERTY AND EQUIPMENT

At December 31, 2018 and 2017, property and equipment consisted of the following:

	Useful Life	2018	2017

Machinery and equipment	5 - 7 years	$52,184	$52,538
Furniture and office equipment	3 - 7 years	45,063	45,063
Vehicles	5 years	68,341	68,341
Leasehold improvements	3 years	16,701	16,701
		182,289	182,643
Less: accumulated depreciation		(124,884)	(91,520)
Property and equipment, net		$57,405	$91,123

For the years ended December 31, 2018 and 2017, depreciation and amortization expense is included in general and administrative expenses and amounted to $33,718 and $38,295, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On June 1, 2017, the Company received $100,000 from a third party pursuant to the terms of a convertible promissory note (the “Convertible Note”). The Convertible Note accrued interest at 7% per annum and all principal and interest is payable on the maturity date of June 1, 2019. The holder of the Convertible Note could have, at any time, upon written notice, convert all amounts then outstanding under this Convertible Note into a number of common shares of the Company equal to the amount then owed under this Note divided by $0.77. Upon the maturity date, the principal and accrued interest under this note would have automatically be converted into the number of common shares of the Company equal to the amount then owed under this Convertible Note divided by $0.77. The Company evaluated the conversion feature of the Convertible Note and determined the Company’s common stock fair value exceeded the conversion price as stated in the Convertible Note. Management determined that the favorable exercise price represented a beneficial conversion feature. Using the intrinsic value method at the convertible promissory note date, a total discount of $10,000 was recognized and was being amortized to interest expense over the term of the Convertible Note. In March 2018, the principal balance of $100,000 and all accrued interest of $5,833 was converted into 136,894 common shares and the Convertible Note was terminated. As of December 31, 2017, the principal balance due under this Convertible Note was $100,000. As of December 31, 2018, this Convertible Note is no longer outstanding.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

For the years ended December 31, 2018 and 2017, interest expense related to these Convertible Notes amounted to $49,003 and $5,092, including amortization of debt discount charged to interest expense of $40,691 and $2,917, respectively.

At December 31, 2018 and 2017, the Convertible Note consisted of the following:

	December 31, 2018	December 31, 2017
Principal amount	$-	$100,000
Less: unamortized debt discount	-	(7,083)
Convertible note payable, net	$-	$92,917

The weighted average interest rate during the years ended December 31, 2018 and 2017 was 8.7% and 7.0%, respectively.

NOTE 7 – NOTES PAYABLE – RELATED PARTY

On November 14, 2018, the Company entered into a Revolving Credit Facility Loan and Security Agreement (“Loan Agreement”) and a Secured Promissory Note (the “Note”) with BOCO Investments, LLC (the “Lender”), a beneficial shareholder of the Company. Subject to and in accordance with the terms and conditions of the Loan Agreement and the Note, the Lender agrees to lend to the Company up to $400,000 (the “Maximum Loan Amount”) against the issuance and delivery by the Company of the Note for use as working capital and to assist in inventory acquisition. The Lender loaned an initial amount of $200,000 at closing and loaned an additional $200,000 to the Company and may loan at any time and from time to time through November 14, 2020, up to an aggregate amount not to exceed the Maximum Loan Amount. The Company must repay all principal, interest and other amounts outstanding on or before November 14, 2020. The Company’s obligations under the Loan Agreement and the Note are secured by a first-priority security interest in substantially all of the Company’s assets (the “Collateral”). The outstanding principal advanced to Company pursuant to the Loan Agreement bears interest at the rate of 12% per annum, compounded annually. Upon the occurrence of an Event of Default under the Loan Agreement and Note, all amounts then outstanding (including principal and interest) shall bear interest at the rate of 18% per annum, compounded annually until the Event of Default is cured. Additionally, at or prior to December 31, 2018, the Company should have achieved an accounts receivable balance plus inventory equal to the unpaid principal balance of the Note (the “Minimum Asset Amount”). In the event that the Company’s accounts receivable balance plus inventory balance is less than paid principal balance of the Note as of December 31, 2018, the Company shall have 45 days (through and until February 15, 2019) to cure such violation and an establish accounts receivable plus inventory equal to the unpaid principal balance of the Note. Commencing March 31, 2019 and at all times thereafter through the remainder of the commitment period and for so long thereafter as there is any amount still due and owing under the Note, the Company must maintain an accounts receivable balances plus inventory such that the outstanding principal borrowed by Company under the Loan Agreement and Note is less than or equal to eighty five percent (85%) of accounts receivable plus fifty percent (50%) of inventory, all as measured at the same point in time. Commencing on January 10, 2019 and on or before the l0th day of each month thereafter, the Company shall pay Lender all interest accrued on outstanding principal under the Loan Agreement and Notes as of the end of the month then concluded. Upon the occurrence of any Event of Default and at any time thereafter, Lender may, at its option, declare any and all Obligations immediately due and payable without demand or notice. As of December 31, 2018, the Company did not meet the Minimum Asset Amount covenant as defined in the Loan Agreement and may have violated other default provisions. Accordingly, the note balance due of $400,000 has been reflected as a current liability on the accompanying consolidated balance sheet.

The Loan Agreement and Note contain customary representations, warranties and covenants, including certain restrictions on the Company’s ability to incur additional debt or create liens on its property. The Loan Agreement and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties, breach of covenants, and bankruptcy or insolvency proceedings, the occurrence of which, after any applicable cure period, would permit Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Note, as applicable, and to exercise its remedies with respect to the Collateral, including the sale of the Collateral.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 8 - SHAREHOLDERS’ DEFICIT

Common shares issued for debt conversion

On January 2, 2018, the former CEO of the Company converted his accrued compensation and other amounts due to him totaling $392,577 into 12,694,893 common shares, or $0.031 per share based on the original employment agreement (See Note 9). Upon conversion, the Company reduced accrued compensation by $392,577 and recorded stock-based compensation of $270,878 based on the August 2013 commitment date per share fair value of his conversion option of $0.021 per share (see Note 9).

On March 28, 2018, the Company issued 136,894 common shares upon conversion of convertible debt of $100,000 and accrued interest of $5,833 (See Note 6).

Issuance of common shares for services

On March 7, 2018, the Company entered into a 90-day consulting agreement for business development and lobbying services related to the Company’s ballistic resistant technologies.  In connection with this consulting agreement, the Company issued 80,843 common shares to the consultant which were valued at $68,750, or $0.85 per common share, based on contemporaneous common share sales, which was amortized over the term of the agreement. Additionally, on June 12, 2018, the Company entered into a six months consulting agreement with this consultant. In connection with this consulting agreement, the Company issued 50,000 common shares to the consultant which were valued at $20,000, or $0.40 per common share, based on contemporaneous common share sales, which will be amortized over the term of the agreement. In connection with these consulting agreements, during the year ended December 31, 2018, the Company recorded stock-based professional fees of $88,750.

In April 2018, the Company issued 3,233,732 restricted common shares of the Company to employees for services rendered which were valued at $2,750,000, or $0.85 per common share, based on contemporaneous common share sales. These share vest on May 1, 2019. In connection with these shares, the Company shall record stock-based compensation over the one-year vesting period. In June 2018, an employee resigned and his employment agreement was terminated. Accordingly, in June 2018, 485,060 non-vested shares were forfeited. Accordingly upon termination, the Company reversed all stock-based compensation previously recognized on the non-vested shares. For the year ended December 31, 2018, the Company recorded stock-based compensation expense of $1,558,333 related to these shares.

On August 15, 2018 (the “Effective Date”), the Company entered into an employment agreement with its vice president of sales and distribution. Pursuant to this employment agreement, the Company agreed to grant a restricted stock award of 500,000 common shares of the Company which will vest on the first anniversary date of the employment agreement. If the employee’s employment is terminated without cause or for good reason (both as defined in the employment agreement), or a change of control event (as defined in the employment agreement) occurs, these shares will immediately vest. For any other termination of employment, unvested restricted stock shall immediately terminate. These shares were valued on the date of grant at $200,000, or $0.40 per common share, based on contemporaneous common share sales. These shares vest on August 15, 2019. In connection with these shares, the Company shall record stock-based compensation over the one-year vesting period. For the year ended December 31, 2018, the Company recorded stock-based compensation expense of $75,000 related to these shares. As of December 31, 2018, these shares had not been issued.

In September 2018, the Company entered into a 90-day consulting agreement for marketing services. In connection with this consulting agreement, the Company issued 25,000 restricted common shares of the Company to a consultant for marketing services to be rendered for the term effective October 1, 2018. These shares were valued at $10,000, or $0.40 per common share, based on contemporaneous common share sales, which was amortized over the term of the agreement. In connection with this consulting agreement, for the year ended December 31, 2018, the Company recorded stock-based professional fees of $10,000.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

On October 6, 2018, the Company entered into restricted stock award agreements (the “Restricted Stock Award Agreements”) with executive officers and employees. Pursuant to the Restricted Stock Award Agreements, the Company agreed to grant restricted stock awards for an aggregate of 2,750,000 common shares of the Company which were valued at $1,100,000, or $0.40 per common share, based on contemporaneous common share sales. These shares will vest on the first anniversary date of the Restricted Stock Award Agreements. If the employee’s employment is terminated for any reason, these shares will immediately be forfeited. In the event of a change of control, the employee shall be 100% vested in all shares of restricted shares subject to these Agreements. Each executive officer and employee shall have the right to vote the restricted shares awarded to them and to receive and retain all regular dividends paid in cash or property (other than retained distributions), and to exercise all other rights, powers and privileges of a holder of shares of the stock, with respect to such restricted shares, with the exception that (a) the employee shall not be entitled to delivery of the stock certificate or certificates or electronic book entries representing such restricted shares until the shares are vested, (b) the Company shall retain custody of all retained distributions made or declared with respect to the restricted shares until such time, if ever, as the restricted shares have become vested, and (c) the employee may not sell, assign, transfer, pledge, exchange, encumber, or dispose of the restricted shares. For the year ended December 31, 2018, the Company recorded stock-based compensation expense of $252,085 related to these shares. These shares shall be considered outstanding for legal purposes but shall be excluded from basic earnings per share until vesting occurs.

On November 14, 2018, the Company entered into a consulting agreement for marketing services. In connection with this consulting agreement, the Company issued 50,000 restricted common shares of the Company to a consultant for marketing services to be rendered. These shares were valued at $20,000, or $0.40 per common share, based on contemporaneous common share sales, which was amortized over the term of the agreement. In connection with this consulting agreement, for the year ended December 31, 2018, the Company recorded stock-based professional fees of $20,000.

The following table summarizes activity related to nonvested shares:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2017	-	$-
Granted	6,483,732	0.62
Forfeited	(485,060)	0.85
Nonvested, December 31, 2018	5,998,672	$0.61

Total unrecognized compensation expense related to these unvested common shares at December 31, 2018 amounted to $1,752,082 which will be amortized over the remaining vesting period.

Common shares issued for exercise of stock options

During the year ended December 31, 2018, the Company issued 2,650,525 common shares upon the exercise of 1,757,032 stock options. In connection with these option exercises, the Company received proceeds of $195,000 and reduced accrued compensation by $20,575, and at December 31. 2018 had a subscription receivable of $19,185 included in prepaid and other current assets on the accompanying consolidated balance sheet, which was collected in January 2019.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

Sale of common shares

During 2017, the Company issued 514,455 common shares for cash proceeds of $437,500, or $0.85 per common share.

In April 2018, the Company issued 32,337 of its common shares to an investor for cash proceeds of $27,500, or $0.85 per common share.

Contemporaneously with the closing of the Merger, pursuant to subscription agreements, the Company issued an aggregate of 3,100,000 shares of common stock at a price of $0.40 per share for aggregate gross consideration of approximately $1,240,000 to five investors. The Company agreed to file a shelf registration statement registering all of the shares of Common Stock subscribed for hereby (but no other shares owned by Subscriber) as soon as reasonably practicable after completion of the Merger and to use commercially reasonable efforts to cause that registration statement to be declared effective as soon as reasonably practical.

Deemed issuance pursuant to reverse recapitalization

On April 25, 2018, in connection with merger with C-Bond Systems, LLC, the Company is deemed to have issued 9,106,250 of its common shares for cash of $187,401. These shares represent the outstanding shares of C-Bond Systems, Inc. just prior to the Merger on April 25, 2018.

Common share exercise compensation

As compensation for services commencing on February 1, 2016 and continuing through February 14, 2019, on December 27, 2016, the Company granted a stock option exercise right to an employee of the Company, whereby the employee will received a credit of $5,000 per month towards the cash required to exercise his 750,000 options at $0.31 per share. Accordingly, the employee can exercise options on a cashless basis up to the amount he has been credited. As of December 31, 2018 and 2017, the employee was credited $175,000 and $115,000 towards the options exercise, respectively. No cash disbursement will be required by the Company under this provision. The Company recognized compensation expense of $60,000 and $60,000 during the years ended December 31, 2018 and 2017, respectively, with a corresponding increase to shareholders’ equity.

Stock options

During the year ended December 31, 2017, the Company granted options to purchase 4,000,000 common shares to two employees at exercise prices ranging from $0.03 to $0.31 per common share with vesting terms ranging from immediately vesting to 3 years. The options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions; risk-free interest rate of 2.15%, expected dividend yield of 0%, expected option terms ranging from 5.75 to 6.50 years using the simplified method due to a lack of historical exercise data, and an expected volatility of 79% based on comparable volatility. The aggregate grant date fair value of these awards amounted to $9,583,020. The Company recognizes compensation cost for unvested stock-based option awards on a straight-line basis over the requisite service period.

During the year ended December 31, 2017, the Company granted options to purchase 330,000 common shares to certain non-employees at an exercise price of $0.85 per common share with vesting terms ranging from immediately vesting to 5 years to these consultants. The options were valued at the grant date and remeasurement date using a Black-Scholes option pricing model with the following assumptions; risk-free interest rate of 2.20%, expected dividend yield of 0%, expected option term of 4.65 to 5.25 years using the simplified method due to a lack of historical exercise data, and expected volatility of 79% based on comparable volatility. The value of the options granted to non-employees which vested over time are remeasured at each reporting date until vesting occurs. The aggregate grant date fair value of these awards, as adjusted to apply variable measurement date accounting for non-employee awards, amounted to $591,452 as of December 31, 2017. The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period.

On December 18, 2017, the Company modified certain outstanding stock options that were previously granted in 2016 and 2015. The exercise price of the modified options was adjusted to $0.31. As a result, the Company modified the exercise price of 2,005,998 stock options that were granted in 2016 and 2015. This modification resulted in incremental stock compensation of $825,207 of which $276,310 and $532,248 was expensed in 2018 and 2017 for options that were vested at the modification date and as of December 31, 2018. Additionally, incremental stock compensation expense related to options that were not yet vested at the modification date will be recognized over the remaining vesting period.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

For the years ended December 31, 2018 and 2017, the Company recorded $4,518,828 and $6,712,752 of compensation and consulting expense related to stock options, respectively. Total unrecognized compensation and consulting expense related to unvested stock options at December 31, 2018 amounted to $2,392,761. The weighted average period over which stock-based compensation expense related to these options will be recognized is approximately two years.

Stock option activities for the years ended December 31, 2018 and 2017 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2016	10,564,213	$0.42
Granted	4,330,000	0.29
Balance Outstanding December 31, 2017	14,894,213	0.32
Exercised	(1,757,032)	0.12
Forfeited	(1,691,483)	0.66
Balance Outstanding December 31, 2018	11,445,698	$0.30	6.70	$3,291,240
Exercisable, December 31, 2018	9,471,195	$0.28	6.28	$2,844,028

Warrants

On January 22, 2018, in connection with the SPA with Esousa, the Company issued 293,123 five-year warrants to purchase shares of Company common shares at a purchase price of $0.87 per unit. In April 2018, these warrants were cancelled under a Termination Agreement (see Note 6).

There was no warrant activity in 2017. Warrant activities for the year ended December 31, 2018 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2017	-	$-	-	$-
Granted	293,123	0.87
Cancelled	(293,123)	(0.87)
Balance Outstanding December 31, 2018	-	$-	-	$-
Exercisable, December 31, 2018	-	$-	-	$-

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

The aggregate number of shares of common stock that may be issued under the 2018 Plan is 50,000,000 shares. In addition, the maximum aggregate number of shares of the Company’s common stock that may be subject to incentive stock options granted under the 2018 Plan is 50,000,000 shares. All shares underlying grants are expected to be issued from the Company’s unissued authorized shares available.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal matters

The Company received demands from a vendor for non-payment of research and development fees in the amount of $268,695. The Company believed that it was not liable for this amount and vigorously disputed such claim. As of December 31, 2017, the Company reflected accounts payable and accrued expenses of $39,915 and $75,000, respectively, in connection with this claim. In April 2018, the Company entered into a settlement agreement with this vendor (See Note 8).

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of December 31, 2018, other than discussed above, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

Employment agreements

On August 10, 2013 the Company entered into an employment agreement with the Company’s former chief executive officer. Pursuant to this employment agreement, he was to receive cash salary and a 5% commission on equity capital raised for the Company. He also obtained an option to elect to convert all or any part of his future unpaid compensation and benefits into shares of the Company. The conversion price per share (the “Exercise Price”) was equal to $0.031 per share. The Company determined that the commitment date of the option was August 10, 2013, the date of the employment agreement but no expense was recognized until the contingency of exercise and determination of quantity of options is resolved. Accordingly, in 2013, this option was valued on the commitment date using a Black-Scholes option pricing model with the following assumptions; risk-free interest rate of 1.46%, expected dividend yield of 0%, expected option term of 5.75 years, and an expected volatility of 79% based on comparable volatility. The commitment date per unit fair value amounted to $0.021 per share. On January 2, 2018, the former chief executive officer converted his unpaid compensation into 12,694,893 common shares of the Company (see Note 8).

On October 18, 2017, the Company entered into an employment agreement with Mr. Scott Silverman, pursuant to which he serves as the Chief Executive Officer of the Company for an initial term of three years that extends for successive one-year renewal terms unless either party gives 30-days’ advance notice of non-renewal. As consideration for these services, the employment agreement provides Mr. Silverman with the following compensation and benefits:

●	An annual base salary of $300,000, with a 10% increase on each anniversary date contingent upon achieving certain performance objectives as set by the Board. Until the Company raises $1,000,000 in debt or equity financing after entering into this agreement, Mr. Silverman will receive ½ of the base salary on a monthly basis with the other ½ being deferred. Upon the financing being raised, Mr. Silverman will receive the deferred portion of his compensation and his base salary will be paid in full moving forward.

●	After the first $500,000 of equity investments is raised by the Company, after entering into this employment agreement, Mr. Silverman will receive a capital raise success bonus of 5% of all equity capital raised from investors/lenders introduced by him to the Company.

●	Annual cash performance bonus opportunity as determined by the Board.

●	An option to acquire 3,000,000 common shares of the Company, with a strike price of $0.31 per unit. These options will vest pro rata on a monthly basis for the term of the employment agreement. On each anniversary, Mr. Silverman will be eligible to be granted a minimum of 500,000 stock options of the Company at a strike price of $0.85 per common unit contingent upon the achievement of certain performance objectives.

●	Certain other employee benefits and perquisites, including reimbursement of necessary and reasonable travel and participation in retirement and welfare benefits.

The April 25, 2018 financing received of $1,240,000 triggered the right of the employee to receive the deferred salary and the 5% bonus provision disclosed above.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

On October 12, 2015, the Company entered into an employment agreement with Mr. Vincent Pugliese, which was amended on February 11, 2016 and December 20, 2016. Pursuant to this amended employment agreement, he serves as the Chief Operating Officer of the Company for an initial term until December 20, 2018. Upon consummation of the Merger, he also assumed the title of President and interim Chief Financial Officer of the Company. As consideration for these services, the employment agreement provided Mr. Pugliese with the following compensation and benefits:

●	An annual base salary of $180,000.

●	Annual cash performance bonus opportunity as determined by the Board.

●	Certain other employee benefits and perquisites, including reimbursement of necessary and reasonable travel.

In the event of a change of control (as defined in his employment agreement), and within one year thereafter termination of employment for good “cause” (as defined in his employment agreement), by the Company or for “good reason” (as defined in his employment agreement) by Mr. Pugliese, Mr. Pugliese will be entitled to receive, subject to a complete release of all claims, a lump sum payment equal to his current annual base salary within 30 days after termination date. Further, in the event Mr. Pugliese’s employment is terminated by the Company for a reason other than for cause then the Company shall continue to pay his regular base salary for one year following the termination date. Pursuant to the employment agreement, Mr. Pugliese will be subject to a confidentiality covenant, a two-year post-termination non-competition covenant and a two-year post-termination non-solicitation covenant. On March 27, 2019 and effective March 1, 2019, the Company entered into a new employment agreement with Mr. Pugliese (see Note 13).

On August 15, 2018 (the “Effective Date”), the Company entered into an employment agreement with its vice president of sales and distribution. The term of this agreement shall begin as of the Effective Date and shall end on the time of the termination of this employee’s employment. Pursuant to this employment agreement, this employee shall receive a 5% commission on sales generated by the employee of the Company’s products. Additionally, the Company agreed to grant a restricted stock award of 500,000 common shares of the Company which will vest on the first anniversary date of the employment agreement. If the employee’s employment is terminated without cause or for good reason (both as defined in the employment agreement), or a change of control event (as defined in the employment agreement) occurs, these shares will immediately vest. For any other termination of employment, unvested restricted stock shall immediately terminate. These shares were valued on the date of grant at $200,000, or $0.40 per common share, based on recent common share sales. These shares vest on August 15, 2019. In connection with these shares, the Company shall record stock-based compensation over the one-year vesting period. For the year ended December 31, 2018, the Company recorded stock-based compensation expense of $25,000 related to these shares. Total unrecognized compensation expense related to these unvested common shares at December 31, 2018 amounted to $175,000 which will be amortized over the remaining vesting period.

Licensing agreement

Pursuant to an agreement dated April 8, 2016, between the Company and Rice University, Rice University has granted a non-exclusive license to the Company, in nanotube-based surface treatment for strengthening glass and related materials under Rice’s intellectual property rights, to use, make, distribute, offer and sell the licensed products specified in the agreement. In consideration for which, the Company had to pay a one-time non-refundable license fee of $10,000 and royalty payments of 5% of net sales of the licensed products during the term of the agreement and a sell-off period of 180 days from termination, In addition, the Company is required to pay for the maintenance of the patents, This agreement will continue until the expiration of the last to expire of the licensed property rights, unless terminated earlier in accordance with the terms of the agreement. There have been no royalty payments paid or due through December 31, 2018.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

In 2015, pursuant to a subscription agreement, C-Bond Systems, LLC issued 3,880,480 common shares to an entity at $0.77 per common share. This agreement entitled the subscriber to anti-dilution protection to the extent that C-Bond Systems, LLC issued any equity in a “down-round” based upon a value of less than $0.77 per common unit of C-Bond Systems, LLC (other than an issuance pursuant to an option agreement with an employee or consultant or otherwise to compensate an employee or consultant, or incident to an acquisition of assets by C-Bond Systems, LLC in which common units are issued to the seller of such assets (“Dilutive Transaction”)). Contemporaneously with the Dilutive Transaction the contract obligated C-Bond Systems, LLC to issue the Subscriber additional common units in C-Bond Systems, LLC in an amount which would provide the investor with the ownership percentage interest in C-Bond Systems, LLC on a fully diluted basis which Subscriber held immediately prior to the Dilutive Transaction.

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

NOTE 10 – INCOME TAXES

For the year ended December 31, 2017 and for the period from January 1, 2018 to April 25, 2018, the Company’s subsidiaries operated as limited liability companies and passed all income and loss to each member based on their proportionate interest in the Company. Accordingly, no provision for federal and state income taxes has been made in these consolidated financial statements for these periods. Effective April 26, 2018, the Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The deferred tax assets at December 31, 2018 consist only of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the year ended December 31, 2018 were as follows:

2018
Income tax expense (benefit) at U.S. statutory rate	$(2,079,991)
Income tax benefit on LLC losses prior to merger	555,608
Non-deductible expenses	1,125,358
Change in valuation allowance	399,025
Total provision for income tax	$-

The Company’s approximate net deferred tax asset as of December 31, 2018 was as follows:

Deferred Tax Asset:	December 31, 2018
Net operating loss carryforward	$399,025
Total deferred tax asset before valuation allowance	399,025
Valuation allowance	(399,025)
Net deferred tax asset	$-

The net operating loss carryforward was approximately $1,900,000 at December 31, 2018. The Company provided a valuation allowance equal to the net deferred income tax asset as of December 31, 2018 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. During the year ended December 31, 2018, the valuation allowance increased by $399,025. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership changes that may occur in the future. The potential tax benefit arising from the loss carryforward may be carried forward indefinitely subject to usage limitations.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2018 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 11 – CONCENTRATIONS

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits.

The Company places its cash in banks at levels that, at times, may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of December 31, 2018 and 2017. The Company has not experienced any losses in such accounts through December 31, 2018.

Geographic concentrations of sales

For the years ended December 31, 2018 and 2017, all sales were in the United States. No other geographical area accounting for more than 10% of total sales during the years ended December 31, 2018 and 2017.

Customer concentrations

For the year ended December 31, 2018, three customers accounted for approximately 43.3% of total sales (11.2%, 13.9% and 18.2%, respectively). For the year ended December 31, 2017, one customer accounted for approximately 15% of total sales. At December 31, 2018, two customers accounted for 82.4% of total accounts receivable (24.1% and 58.3%, respectively). A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

NOTE 12 – Revenue Recognition

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

When the Company receives a purchase order from a customer, the Company is obligated to provide the product during a mutually agreed upon time period. Depending on the terms of the purchase order, either the Company or the customer arranges delivery of the product to the customer’s intended destination. In situations where the Company has agreed to arrange delivery of the product to the customer’s intended destination and control of the product transfers upon loading of the Company’s product onto transportation equipment, the Company has elected to account for any freight income associated with the delivery of these products as freight revenue, since this activity fulfills the Company’s obligation to transfer the product to the customer. For the year ended December 31, 2018, the total amount of freight recognized as revenue was $6,104.

Transaction Price

The Company agrees with its customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances and freight. In the Company’s contracts with customers, the Company allocates the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Returns of the Company’s product by its customers are permitted only when the product is not to specification and were not material for the year ended December 31, 2018 and 2017. Any sales tax, value added tax, and other tax the Company collects concurrently with its revenue-producing activities are excluded from revenue.

If the Company continued to apply legacy revenue recognition guidance for the year of 2018, the Company’s revenues, gross margin, and net loss would not have changed. The Company adopted the new revenue standard in 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Based on an evaluation of the impact ASU 2014-09 will have on the Company’s sources of revenue, the Company has concluded that ASU 2014-09 did not have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers and there was no cumulative effect adjustment (See Note 2—Revenue Recognition).

Revenue Disaggregation

The Company tracks its revenue by product. The following table summarizes our revenue by product for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
C-Bond I multi-purpose glass protection system	$37,288	$173,250
C-Bond BRS ballistic resistant glass protection system	193,016	141,681
Solution and film sales - other	49,691	13,056
C-Bond Nanoshield solution sales	90,709	62,380
Freight and delivery	11,540	15,050
Total	$382,244	$405,417

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 13 – SUBSEQUENT EVENT

On February 13, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with an Accredited Investor (“Investor”) for the purchase of a Convertible Promissory Note in the aggregate principal amount of $66,000 (“Note”) and received net proceeds of $52,000 net of original issue discount of $11,000 and net of origination fees of $3,000.  The Note bears an interest rate of 12% and is due and payable on February 13, 2020.  The Note may be converted by the Investor after six months into shares of Company’s common stock (as determined in the Note) at a price equal to 81% of the average of the lowest two closing bid prices of the common stock as reported on the OTC Link ATS owned by OTC Markets Group for the 10 prior trading days. The Company may prepay the Note at any time prior to the six-month anniversary. The Note also contains certain representations, warranties, covenants and events of default, including if the Company is delinquent in its periodic report filings with the SEC, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. In the event of default, at the option of the Investor and in the Investor’s sole discretion, the Investor may consider the Note immediately due and payable. The Company has accounted for this convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $15,481 with a charge to interest expense.

On March 4, 2019, the Company entered into a Securities Purchase Agreement (“SPA II”) with the Investor for the purchase of a Convertible Promissory Note in the aggregate principal amount of $63,600 (“Note II”) and received net proceeds of $50,000 net of original issue discount of $10,600 and net of origination fees of $3,000. The Note bears an interest rate of 5% and is due and payable on March 4, 2020. The Note may be converted by the Investor after six months into shares of Company’s common stock (as determined in the Note) at a price equal to 81% of the average of the lowest two closing bid prices of the common stock as reported on the OTC Link ATS owned by OTC Markets Group for the 10 prior trading days. The Company may prepay the Note at any time prior to the six-month anniversary. The Note also contains certain representations, warranties, covenants and events of default, including if the Company is delinquent in its periodic report filings with the SEC, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. In the event of default, at the option of the Investor and in the Investor’s sole discretion, the Investor may consider the Note immediately due and payable. The Company has accounted for this convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $14,919 with a charge to interest expense.

On March 12, 2019, the Company entered into a consulting agreement for advisory services to be rendered that ends on June 30, 2019. In connection with this consulting agreement, the Company issued 485,060 restricted common shares of the Company to a consultant for services to be rendered. These shares were valued at $82,460, or $0.17 per common share, based on quoted closing price on the date of grant, which will be amortized over the term of the agreement.

On March 27, 2019 and effective March 1, 2019, the Company entered into an employment agreement with Mr. Vincent Pugliese. Pursuant to this employment agreement, he serves as the President and Chief Operating Officer of the Company. The employment agreement shall terminate on the earliest of a) the third anniversary or b) terminated pursuant to terms in the employment agreement. As consideration for these services, the employment agreement provided Mr. Pugliese with the following compensation and benefits:

●	An annual base salary of $240,000.

●	Annual cash performance bonus opportunity as determined by the Board.

●	Annual stock grant as determined by the Board.

●	Certain other employee benefits and perquisites, including reimbursement of necessary and reasonable travel.

In the event that the Company terminates the term of Mr. Pugliese’s employment hereunder without Cause or for “good reason” (as defined in this employment agreement) by Mr. Pugliese,, then in such event:

(A)	Mr. Pugliese will retain and vest immediately all stock options/grants previously granted and will be exercisable over a ten year period;

(B)	the Company shall pay any benefits but not limited to accrued and deferred base salary, commissions and expense reimbursements then owed or accrued plus eighteen (18) months of the current Base Salary, and any unreimbursed expenses incurred through the termination date, and each of which shall be paid on the termination date (in cash and/or stock as mutually agreed between the Parties)

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

In the event of a change of control (as defined in this employment agreement), all unvested stock options/grants of Mr. Pugliese shall vest in full, and Mr. Pugliese will be entitled to receive, subject to a complete release of all claims, a lump sum payment equal to two times his current annual base salary upon closing of the change in control transaction, and then this employment agreement shall terminate. Pursuant to the employment agreement, Mr. Pugliese will be subject to a confidentiality covenant, a two-year post-termination non-competition covenant and a two-year post-termination non-solicitation covenant. All unvested stock will expire upon termination unless termination is with cause for incapacity for physical or mental illness, without cause or change of control as defined in the employment agreement.

On March 14, 2019, the Company entered into a letter agreement (“Letter Agreement”) with Dinosaur Financial Group, LLC (“Dinosaur”), to act as the Company’s financial advisor and agent for raising investment capital through a private placement (or pursuant to an alternate form of capital investment or capital transaction). For services rendered under the Letter Agreement, Dinosaur shall receive cash fees of up to seven percent of funds raised and shall sell to Dinosaur, and Dinosaur shall purchase from the Company, for $0.001 per each share of common stock covered, warrants to purchase an equal proportion of warrants to the number of shares issued or issuable to investors in the private placement. Additionally, per the terms of the Letter Agreement, upon signing of the agreement, the Company shall sell to Dinosaur, and Dinosaur shall purchase from the Company for $0.001 per each share of common stock covered, warrants (the “Warrants”) to purchase 1,000,000 shares of C-Bond Common Stock, granted in three successive tranches as outlined below, with an exercise price of $0.18 or current market price at the time, whichever is lower, as set forth in the Letter Agreement. Upon signing of the Letter Agreement, Dinosaur will receive Warrants to purchase 200,000 shares of C-Bond Common Stock. On the three-month anniversary of the Letter Agreement, Dinosaur will receive Warrants to purchase 400,000 shares of C-Bond Common Stock. On the six-month anniversary of the Letter Agreement, Dinosaur will receive Warrants to purchase 400,000 shares of C-Bond Common Stock. The Warrants shall be exercisable over a five-year term and shall be assignable to others at Dinosaur’s discretion. In the event either party terminates the Letter agreement before the three or six month anniversary, the Company has no obligation to sell the Common Stock or related Warrants referenced herein.

On March 14, 2019, the Company entered into an Advisory Board Agreement and a related Restricted Stock Award Agreement with an advisor (the “Advisor”) to act as a member of the Company’s advisory board. The Advisory Board Agreement has a term of one year and will renew automatically unless terminated by either party. In connection with this advisory agreement, the Company issued 200,000 restricted common shares of the Company to the Advisor under its 2018 Long Term Incentive Plan. These shares will vest on the first anniversary date of the Restricted Stock Award Agreement. If the Advisor’s employment is terminated for any reason, these shares will immediately be forfeited. In the event of a change of control, the employee shall be 100% vested in all shares of restricted shares subject to these Agreements. These shares were valued at $32,000, or $0.16 per common share, based on quoted closing price on the date of grant, and will be as amortized over the one-year vesting period.

