Form 10-Q
period 2019-03-31
C-Bond Systems, Inc
filed 2019-05-10
CIK 1421636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-53029

C-BOND SYSTEMS, INC.

(Exact name of Registrant as Specified in its Charter)

Colorado	26-1315585
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

6035 South Loop East
Houston, Texas	77033
(Address of Principal Executive Offices)	(Zip Code)

832-649-5658

(Registrant’s telephone number, including area code)

 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer ”, “smaller reporting company “, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

There were 81,144,066 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding as of May 8, 2019.

C-BOND SYSTEMS, INC.

FORM 10-Q

March 31, 2019

i

PART I - FINANCIAL INFORMATION

References in this document to “us,” “we,” or “Company” refer to C-Bond Systems, Inc.

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$6,726	$128,567
Accounts receivable, net	54,286	91,319
Inventory	22,452	8,977
Prepaid expenses and other current assets	109,843	31,199

Total Current Assets	193,307	260,062

OTHER ASSETS:
Property, plant and equipment, net	50,911	57,405
Security deposit	9,628	8,977

Total Other Assets	60,539	66,382

TOTAL ASSETS	$253,846	$326,444

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Notes payable - related party	$400,000	$400,000
Convertible notes payable, net	135,283	-
Accounts payable	631,585	507,058
Accrued expenses	55,870	46,278
Accrued compensation	488,385	188,231
Subscription payable	100,000	-

Total Current Liabilities	1,811,123	1,141,567

Total Liabilities	1,811,123	1,141,567

Commitments and Contingencies (See Note 9)

SHAREHOLDERS’ DEFICIT:
Preferred stock: $0.10 par value, 1,000,000 shares authorized; none issued and outstanding at March 31, 2019 and December 31, 2018, respectively	-	-
Common stock: $0.001 par value, 500,000,000 shares authorized; 81,144,066 and 80,459,006 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	81,144	80,459
Additional paid-in capital	33,481,277	31,863,693
Accumulated deficit	(35,119,698)	(32,759,275)

Total Shareholders’ Deficit	(1,557,277)	(815,123)

Total Liabilities and Shareholders’ Deficit	$253,846	$326,444

See accompanying notes to unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

SALES	$87,083	$76,397

COST OF SALES (excluding depreciation expense)	21,069	11,494

GROSS PROFIT	66,014	64,903

OPERATING EXPENSES:
Compensation and related benefits (including stock-based compensation of $1,467,276 and $1,730,811 for the three months ended March 31, 2019 and 2018, respectively)	2,009,205	1,977,957
Research and development	8,102	17,260
Professional fees	231,442	219,673
General and administrative expenses	125,154	99,099

Total Operating Expenses	2,373,903	2,313,989

LOSS FROM OPERATIONS	(2,307,889)	(2,249,086)

OTHER EXPENSES:
Interest expenses	(52,534)	(37,762)

Total Other Expenses	(52,534)	(37,762)

NET LOSS	$(2,360,423)	$(2,286,848)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.03)	$(0.04)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	80,599,185	56,986,730

See accompanying notes to unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	# of Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2017	45,717,635	$45,717	$22,127,796	$(22,854,556)	$(681,043)

Shares issued for conversion of accrued compensation	12,694,893	12,695	650,760	-	663,455

Common shares issued for conversion of debt	136,894	137	105,696	-	105,833

Common shares issued for services	80,843	81	68,669	-	68,750

Beneficial conversion feature on convertible note payable	-	-	260,000	-	260,000

Stock option exercise compensation	-	-	15,000	-	15,000

Exercise of stock options	323,373	323	9,677	-	10,000

Accretion of stock option expense	-	-	1,444,933	-	1,444,933

Net loss	-	-	-	(2,286,848)	(2,286,848)

Balance, March 31, 2018	58,953,638	$58,953	$24,682,531	$(25,141,404)	$(399,920)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	# of Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2018	80,459,006	$80,459	$31,863,693	$(32,759,275)	$(815,123)

Common shares issued for services and prepaid services	685,060	685	113,775	-	114,460

Accretion of stock-based compensation	-	-	909,375	-	909,375

Stock option exercise compensation	-	-	7,500	-	7,500

Accretion of stock option and warrant expense	-	-	586,934	-	586,934

Net loss	-	-	-	(2,360,423)	(2,360,423)

Balance, March 31, 2019	81,144,066	$81,144	$33,481,277	$(35,119,698)	$(1,557,277)

See accompanying notes to unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,360,423)	$(2,286,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	6,494	8,866
Bad debt expense (recovery)	-	(400)
Amortization of debt discount to interest expense	2,883	31,302
Stock-based compensation	1,467,276	1,730,811
Stock-based professional fees	49,646	18,333
Interest expense related to put premium on convertible debt	30,400	-
Change in operating assets and liabilities:
Accounts receivable	37,033	876
Inventory	(13,475)	(1,410)
Prepaid expenses and other assets	2,867	771
Accounts payable	124,527	85,778
Accrued expenses	9,592	55,389
Accrued compensation	300,154	59,000

NET CASH USED IN OPERATING ACTIVITIES	(343,026)	(297,532)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	19,185	10,000
Proceeds from subscription payable	100,000	-
Proceeds from convertible notes payable	102,000	260,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	221,185	270,000

NET DECREASE IN CASH	(121,841)	(27,532)

CASH, beginning of period	128,567	46,448

CASH, end of period	$6,726	$18,916

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$234	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature reflected in debt discount	$-	$260,000
Common stock issued as prepaid for services	$114,460	$68,750
Common stock issued for accrued compensation	$-	$392,577
Common stock issued for debt and accrued interest	$-	$105,833

See accompanying notes to unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of organization

C-Bond Systems, Inc. and its subsidiaries (the “Company”) is a materials development company and sole owner, developer and manufacturer of the patented C-Bond technology.  The Company is engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality and sustainability of brittle material systems.  The Company’s present primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally.

On April 25, 2018, the Company (which was formerly known as WestMountain Alternative Energy, Inc.) and its subsidiary, WETM Acquisition Corp. (“Acquisition Sub”) entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement with C-Bond Systems, LLC which was organized as a limited liability company in Texas and started business on August 7, 2013 and had three subsidiaries. Pursuant to the terms of the Merger Agreement, on April 25, 2018, referred to as the Closing Date, the Acquisition Sub merged with and into C-Bond Systems, LLC, which was the surviving corporation. Accordingly, C-Bond Systems, LLC became a wholly-owned subsidiary of the Company. Any reference to contractual agreements throughout these footnotes may relate to C-Bond Systems Inc., or one of its subsidiaries.

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

The Merger Agreement contained customary representations and warranties and pre and post-closing covenants of each party and customary closing conditions.

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

All share and per share data in the accompanying unaudited condensed consolidated financial statements have been retroactively restated to reflect the effect of the reverse merger and recapitalization.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Basis of presentation and principles of consolidation

The Company’s unaudited condensed consolidated financial statements include the financial statements of its wholly-owned subsidiaries, C-Bond Systems, LLC, C-Bond R&D Solutions, LLC, C-Bond Industrial Solutions, LLC, and C-Bond Security Solutions, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in consolidated financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements These unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the years ended December 31, 2018 and 2017 of the Company which were included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2019.

Going concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss of $2,360,423 and $2,286,848 for the three months ended March 31, 2019 and 2018, respectively. The net cash used in operations was $343,026 and $297,532 for the three months ended March 31, 2019 and 2018, respectively. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $35,119,698, $1,557,277 and $1,617,816, respectively, at March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the three months ended March 31, 2019 and 2018 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the fair value of beneficial conversion features, and the fair value of non-cash equity transactions.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, notes payable – related party, convertible note payable, accounts payable, accrued expenses, accrued compensation, and subscription payable approximate their fair market value based on the short-term maturity of these instruments.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

The Company sells its products primarily to distributors and authorized dealers. Product sales are recognized when the product is shipped to the customer and title is transferred and are recorded net of any discounts or allowances.

Cost of sales

Cost of sales includes inventory costs, packaging costs and warranty expenses.

Shipping and handling costs

Shipping and handling costs incurred for product shipped to customers are included in general and administrative expenses and amounted to $8,299 and $3,085 for the three months ended March 31, 2019 and 2018, respectively. Shipping and handling costs charged to customers are included in sales.

Warranty liability

The Company provides limited warranties on its products for product defects for periods ranging from 12 months to the life of the product. Warranty costs may include the cost of product replacement, refunds, labor costs and other costs. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 12 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets and amounted $25,771 and $24,190 at March 31, 2019 and December 31, 2018, respectively. For the three months ended March 31, 2019 and 2018, warranty expense amounted to $1,631 and $1,483, respectively, and is included in cost of sales on the accompanying unaudited condensed consolidated statements of operations. For the three months ended March 31, 2019 and 2018, a roll forward of warranty liability is as follows:

	For the Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$24,190	$21,935
Increase in estimated warranty liability	1.631	1,483
Warranty expenses incurred	(50)	-
Balance at end of period	$25,771	$23,418

Research and development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and includes costs such as labor, materials, and other allocated costs incurred. For the three months ended March 31, 2019 and 2018, research and development costs incurred in the development of the Company’s products were $8,102 and $17,260, respectively, and are included in operating expenses on the accompanying unaudited condensed consolidated statements of operations.

Advertising costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the three months ended March 31, 2019 and 2018, advertising costs charged to operations were $16,413 and $2,930, respectively and are included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which have been deducted from sales.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes “. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2019 and December 31, 2018, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2014. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of March 31, 2019 and December 31, 2018.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

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

All potentially dilutive common shares were excluded from the computation of diluted common shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	March 31, 2019	March 31, 2018
Convertible notes	1,600,000	966,404
Stock options	11,445,698	14,794,213
Warrants	1,000,000	293,123
Non-vested, forfeitable common shares	6,198,672	-

Segment reporting

During the three months ended March 31, 2019 and 2018, the Company operated in one business segment.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The pronouncement requires a modified retrospective method of adoption and is effective on January 1, 2019, with early adoption permitted. For the Company’s administrative office lease, the Company analyzed if it would be required to record a lease liability and a right of use asset on its consolidated balance sheets at fair value upon adoption of ASU 2016-02. Since the terms of the Company’s operating lease for its office space is 12 months or less, pursuant to ASC 842, the Company determined that the lease meets the definition of a short-term lease and the Company will not recognize the right-of use asset and lease liability arising from this lease.

Recent accounting pronouncements

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

NOTE 3 – ACCOUNTS RECEIVABLE

At March 31, 2019 and December 31, 2018, accounts receivable consisted of the following:

	March 31, 2019	December 31, 2018
Accounts receivable	$54,286	$91,319
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$54,286	$91,319

For the three months ended March 31, 2019 and 2018, bad debt (recovery) expense amounted to $0 and $(400), respectively.

NOTE 4 – INVENTORY

At March 31, 2019 and December 31, 2018, inventory consisted of the following:

	March 31, 2019	December 31, 2018
Raw materials	$19,043	$6,149
Finished goods	3,409	2,828
Inventory	$22,452	$8,977

NOTE 5 – PROPERTY AND EQUIPMENT

At March 31, 2019 and December 31, 2018, property and equipment consisted of the following:

	Useful Life	2019	2018

Machinery and equipment	5 - 7 years	$52,184	$52,184
Furniture and office equipment	3 - 7 years	45,063	45,063
Vehicles	5 years	68,341	68,341
Leasehold improvements	3 years	16,701	16,701
		182,289	182,289
Less: accumulated depreciation		(131,378)	(124,884)
Property and equipment, net		$50,911	$57,405

For the three months ended March 31, 2019 and 2018, depreciation and amortization expense is included in general and administrative expenses and amounted to $6,494 and $8,866, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On February 13, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with an Accredited Investor (“Investor”) for the purchase of a Convertible Promissory Note in the aggregate principal amount of $66,000 (“Note I”) and received net proceeds of $52,000, net of original issue discount of $11,000 and net of origination fees of $3,000.  The Note bears an interest rate of 12% per annum and is due and payable on February 13, 2020.  The Note may be converted by the Investor after six months into shares of the Company’s common stock (as determined in the Note) at a price equal to 81% of the average of the lowest two closing bid prices of the common stock as reported on the OTC Link ATS owned by OTC Markets Group for the 10 prior trading days. The Company may prepay the Note at any time prior to the six-month anniversary. The Note also contains certain representations, warranties, covenants and events of default, including if the Company is delinquent in its periodic report filings with the SEC, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. In the event of default, at the option of the Investor and in the Investor’s sole discretion, the Investor may consider the Note immediately due and payable. The Company has accounted for this convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $15,481 with a charge to interest expense.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

On March 4, 2019, the Company entered into a Securities Purchase Agreement (“SPA II”) with the Investor for the purchase of a Convertible Promissory Note in the aggregate principal amount of $63,600 (“Note II”) and received net proceeds of $50,000, net of original issue discount of $10,600 and net of origination fees of $3,000. The Note bears an interest rate of 5% per annum and is due and payable on March 4, 2020. The Note may be converted by the Investor after six months into shares of the Company’s common stock (as determined in the Note) at a price equal to 81% of the average of the lowest two closing bid prices of the common stock as reported on the OTC Link ATS owned by OTC Markets Group for the 10 prior trading days. The Company may prepay the Note at any time prior to the six-month anniversary. The Note also contains certain representations, warranties, covenants and events of default, including if the Company is delinquent in its periodic report filings with the SEC, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. In the event of default, at the option of the Investor and in the Investor’s sole discretion, the Investor may consider the Note immediately due and payable. The Company has accounted for this convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $14,919 with a charge to interest expense.

For the three months ended March 31, 2019 and 2018, interest expense related to Notes I and II amounted to $34,547 and $37,762, including amortization of debt discount charged to interest expense of $2,883 and $31,302, respectively.

At March 31, 2019 and December 31, 2018, convertible notes consisted of the following:

	March 31, 2019	December 31, 2018
Principal amount	$129,600	$-
Put premium on stock-settled debt	30,400	-
	160,000	-
Less: unamortized debt discount	(24,717)	-
Convertible notes payable, net	$135,283	$-

The weighted average interest rate during the three months ended March 31, 2019 and 2018 was 8.5% and 8.7%, respectively.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

In the event that the Company’s accounts receivable balance plus inventory balance is less than paid principal balance of the Note as of December 31, 2018 , the Company shall have 45 days (through and until February 15, 2019) to cure such violation and an establish accounts receivable plus inventory equal to the unpaid principal balance of the Note. Commencing March 31, 2019 and at all times thereafter through the remainder of the commitment period and for so long thereafter as there is any amount still due and owing under the Note, the Company must maintain an accounts receivable balances plus inventory such that the outstanding principal borrowed by Company under the Loan Agreement and Note is less than or equal to eighty five percent (85%) of accounts receivable plus fifty percent (50%) of inventory, all as measured at the same point in time. Commencing on January 10, 2019 and on or before the l0th day of each month thereafter, the Company shall pay Lender all interest accrued on outstanding principal under the Loan Agreement and Notes as of the end of the month then concluded. Upon the occurrence of any Event of Default and at any time thereafter, Lender may, at its option, declare any and all Obligations immediately due and payable without demand or notice. As of March 31, 2019 and December 31, 2018, the Company did not meet the Minimum Asset Amount covenant as defined in the Loan Agreement and may have violated other default provisions. Accordingly, the note balance due of $400,000 has been reflected as a current liability on the accompanying unaudited condensed consolidated balance sheet.

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

For the three months ended March 31, 2019 and 2018, interest expense related to this Note amounted to $17,753 and $0, respectively.

NOTE 8 - SHAREHOLDERS’ DEFICIT

Sale of common stock and related subscription payable

In connection with a subscription agreement dated April 23, 2019 (See Note 12 – Subsequent Events), during the three months ended March 31, 2019, the Company received advanced proceeds of $100,000 from an investor toward the purchase of 2,000,000 shares of the Company’s common stock at $0.15 per share. At March 31, 2019, the amounts received of $100,000 has been reflected as a subscription payable, on the accompanying unaudited condensed consolidated balance sheet.

Issuance of common shares for services

On March 12, 2019, the Company entered into a consulting agreement for advisory services to be rendered that ends on June 30, 2019. In connection with this consulting agreement, the Company issued 485,060 restricted vested common shares of the Company to a consultant for services to be rendered. These shares were valued at $82,460, or $0.17 per common share, based on quoted closing price on the date of grant. In connection with this consulting agreement, during the three months ended March 31, 2019, the Company recorded stock-based professional fees of $11,780 and at March 31, 2019 prepaid expenses of $70,680, which will be amortized over the remaining term of the agreement.

On March 14, 2019, the Company entered into an Advisory Board Agreement and a related Restricted Stock Award Agreement with an advisor (the “Advisor”) to act as a member of the Company’s advisory board. The Advisory Board Agreement has a term of one year and will renew automatically unless terminated by either party. In connection with this advisory agreement, the Company issued 200,000 restricted common shares of the Company to the Advisor under its 2018 Long Term Incentive Plan. These shares will vest on the first anniversary date of the Restricted Stock Award Agreement. If the Advisor’s employment is terminated for any reason, these shares will immediately be forfeited. In the event of a change of control, the employee shall be 100% vested in all shares of restricted shares subject to these Agreements. These shares were valued at $32,000, or $0.16 per common share, based on quoted closing price on the date of grant. In connection with this Advisory Board Agreement, during the three months ended March 31, 2019, the Company recorded stock-based professional fees of $1,333 and at March 31, 2019 prepaid expenses of $30,667, which will be amortized over the one-year vesting period.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

The following table summarizes activity related to non-vested shares:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2018	5,998,672	$0.61
Granted	200,000	-
Forfeited	-	-
Non-vested, March 31, 2019	6,198,672	$0.61

During the three months ended March 31, 2019 and 2018, aggregate accretion of stock-based compensation expense on previously granted non-vested shares amounted to $909,375 and $0, respectively. Total unrecognized compensation expense related to these unvested common shares at March 31, 2019 amounted to $952,761 which will be amortized over the remaining vesting period.

Common share exercise compensation

As compensation for services commencing on February 1, 2016 and continuing through February 14, 2019, on December 27, 2016, the Company granted a stock option exercise right to an employee of the Company, whereby the employee will received a credit of $5,000 per month towards the cash required to exercise his 750,000 options at $0.31 per share. Accordingly, the employee can exercise options on a cashless basis up to the amount he has been credited. As of March 31, 2019 and December 31, 2018, the employee was credited $182,500 and $175,000 towards the options exercise, respectively. No cash disbursement will be required by the Company under this provision. The Company recognized compensation expense of $7,500 and $15,000 during the three months ended March 31, 2019 and 2018, respectively, with a corresponding increase to shareholders’ equity.

Stock options

For the three months ended March 31, 2019 and 2018, the Company recorded $537,288 and $1,444,933 of compensation expense related to stock options, respectively. Total unrecognized compensation expense related to unvested stock options at March 31, 2019 amounted to $1,855,472. The weighted average period over which stock-based compensation expense related to these options will be recognized is approximately 1.75 years.

Stock option activities for the three months ended March 31, 2019 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2018	11,445,698	$0.30
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance Outstanding, March 31, 2019	11,445,698	$0.30	6.42	$468,000
Exercisable, March 31, 2019	9,811,195	$0.30	6.08	$468,000

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Warrants

On March 14, 2019, the Company entered into a letter agreement (“Letter Agreement”) with Dinosaur Financial Group, LLC (“Dinosaur”), to act as the Company’s financial advisor and agent for raising investment capital through a private placement (or pursuant to an alternate form of capital investment or capital transaction). For services rendered under the Letter Agreement, Dinosaur shall receive cash fees of up to seven percent of funds raised and the Company shall sell to Dinosaur, and Dinosaur shall purchase from the Company, for $0.001 per each share of common stock covered, warrants to purchase an equal proportion of warrants to the number of shares issued or issuable to investors in the private placement. Additionally, per the terms of the Letter Agreement, upon signing of the agreement, the Company shall sell to Dinosaur, and Dinosaur shall purchase from the Company for $0.001 per each share of common stock covered, warrants (the “Warrants”) to purchase 1,000,000 shares of C-Bond Common Stock, granted in three successive tranches as outlined below, with an exercise price of $0.18 or current market price at the time, whichever is lower, as set forth in the Letter Agreement. Upon signing of the Letter Agreement, Dinosaur received Warrants to purchase 200,000 shares of C-Bond Common Stock. On the three-month anniversary of the Letter Agreement, Dinosaur will receive Warrants to purchase 400,000 shares of C-Bond Common Stock. On the six-month anniversary of the Letter Agreement, Dinosaur will receive Warrants to purchase 400,000 shares of C-Bond Common Stock. The Warrants shall be exercisable over a five-year term and shall be assignable to others at Dinosaur’s discretion. In the event either party terminates the Letter agreement before the three or six month anniversary, the Company has no obligation to sell the Common Stock or related Warrants referenced herein.

The warrants were valued at the grant date using a Black-Scholes option pricing model with the following assumptions; risk-free interest rate of 2.43%, expected dividend yield of 0%, expected warrant term of five years, and an expected volatility of 275.0%. The aggregate grant date fair value of these awards amounted to $159,700. The Company recognizes compensation cost for unvested stock-based warrant awards on a straight-line basis over the requisite service period. For the three months ended March 31, 2019 and 2018, the Company recorded $49,646 and $0 of stock-based professional fees related to stock warrants, respectively. Total unrecognized professional fee expense related to unvested stock warrants at March 31, 2019 amounted to $110,054. The weighted average period over which stock-based professional fees related to these warrants will be recognized is approximately 0.34 years.

Warrant activities for the three months ended March 31, 2019 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2018	-	$-	-	$-
Granted	1,000,000	0.18
Cancelled	-	-
Balance Outstanding March 31, 2019	1,000,000	$0.18	4.96	$0
Exercisable, March 31, 2019	200,000	$0.18	4.96	$0

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

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

The aggregate number of shares of common stock and number of shares of the Company’s common stock that may be subject to incentive stock options granted under the 2018 Plan is 50,000,000 shares, of which 11,445,698 shares have been issued or granted under incentive stock options and 3,450,000 shares of restricted stock have been issued as of March 31, 2019. All shares underlying grants are expected to be issued from the Company’s unissued authorized shares available.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of March 31, 2019, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

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

On August 15, 2018 (the “Effective Date”), the Company entered into an employment agreement with its vice president of sales and distribution. The term of this agreement shall begin as of the Effective Date and shall end on the time of the termination of this employee’s employment. Pursuant to this employment agreement, this employee shall receive a 5% commission on sales generated by the employee of the Company’s products. Additionally, the Company agreed to grant a restricted stock award of 500,000 common shares of the Company which will vest on the first anniversary date of the employment agreement. If the employee’s employment is terminated without cause or for good reason (both as defined in the employment agreement), or a change of control event (as defined in the employment agreement) occurs, these shares will immediately vest. For any other termination of employment, unvested restricted stock shall immediately terminate. These shares were valued on the date of grant at $200,000, or $0.40 per common share, based on recent common share sales. These shares vest on August 15, 2019. In connection with these shares, the Company shall record stock-based compensation over the one-year vesting period. For the three months ended March 31, 2019, the Company recorded stock-based compensation expense of $50,000 related to these shares. Total unrecognized compensation expense related to these unvested common shares at March 31, 2019 amounted to $75,000 which will be amortized over the remaining vesting period.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

In the event that the Company terminates the term of Mr. Pugliese’s employment hereunder without Cause or for “good reason” (as defined in this employment agreement) by Mr. Pugliese, then in such event:

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

Licensing agreement

Pursuant to an agreement dated April 8, 2016, between the Company and Rice University, Rice University has granted a non-exclusive license to the Company, in nanotube-based surface treatment for strengthening glass and related materials under Rice’s intellectual property rights, to use, make, distribute, offer and sell the licensed products specified in the agreement. In consideration for which, the Company had to pay a one-time non-refundable license fee of $10,000 and royalty payments of 5% of net sales of the licensed products during the term of the agreement and a sell-off period of 180 days from termination, In addition, the Company is required to pay for the maintenance of the patents, This agreement will continue until the expiration of the last to expire of the licensed property rights, unless terminated earlier in accordance with the terms of the agreement. There have been no royalty payments paid or due through March 31, 2019.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

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

NOTE 10 – CONCENTRATIONS

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits.

The Company places its cash in banks at levels that, at times, may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of March 31, 2019 and December 31, 2018. The Company has not experienced any losses in such accounts through March 31, 2019.

Geographic concentrations of sales

For the three months ended March 31, 2019 and 2018, all sales were in the United States. No other geographical area accounting for more than 10% of total sales during the three months ended March 31, 2019 and 2018.

Customer concentrations

For the three months ended March 31, 2019, four customers accounted for approximately 74.9% of total sales (37.1%, 10.8%, 14.4% and 12.6%, respectively). For the three months ended March 31, 2018, three customers accounted for approximately 54.5% of total sales (24.0%, 19.7%, and 10.8%, respectively). A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition. At March 31, 2019, two customers accounted for 78.6% (61.3% and 17.3%, respectively) of the total accounts receivable balance.

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

NOTE 11 – REVENUE RECOGNITION

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

When the Company receives a purchase order from a customer, the Company is obligated to provide the product during a mutually agreed upon time period. Depending on the terms of the purchase order, either the Company or the customer arranges delivery of the product to the customer’s intended destination. In situations where the Company has agreed to arrange delivery of the product to the customer’s intended destination and control of the product transfers upon loading of the Company’s product onto transportation equipment, the Company has elected to account for any freight income associated with the delivery of these products as freight revenue, since this activity fulfills the Company’s obligation to transfer the product to the customer. For the three months ended March 31, 2019, the total amount of freight recognized as revenue was $3,847.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Transaction Price

The Company agrees with its customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances and freight. In the Company’s contracts with customers, the Company allocates the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Returns of the Company’s product by its customers are permitted only when the product is not to specification and were not material for the three months ended March 31, 2019 and 2018. Any sales tax, value added tax, and other tax the Company collects concurrently with its revenue-producing activities are excluded from revenue.

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

Revenue Disaggregation

The Company tracks its revenue by product. The following table summarizes our revenue by product for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
C-Bond I multi-purpose glass protection system	$12,423	$20,600
C-Bond BRS ballistic resistant glass protection system	51,123	31,350
C-Bond Nanoshield solution sales	19,690	22,220
Freight and delivery	3,847	2,227
Total	$87,083	$76,397

NOTE 12 – SUBSEQUENT EVENT

On April 8, 2019, the Company entered into a Securities Purchase Agreement (“SPA III”) with the Investor for the purchase of a Convertible Promissory Note in the aggregate principal amount of $51,600 (“Note III”) and received net proceeds of $40,000, net of original issue discount of $8,600 and net origination fees of $3,000. The Note bears interest at 4% per annum and is due and payable on April 8, 2020.  The Note III may be converted by the Investor after six months from the date of Note III into shares of the Company’s common stock at a price equal to 81% of the average of the lowest two closing bid prices of the common stock as reported on the OTC Link ATS owned by OTC Markets Group for the 10 prior trading days. The Company may prepay the Note at any time prior to its six-month anniversary, subject to pre-payment charges as detailed in the Note. The SPA and Note contain customary representations, warranties and covenants, including certain restrictions on the Company’s ability to sell, lease or otherwise dispose of any significant portion of its assets. Investor also has the right of first refusal with respect to any future equity (or debt with an equity component) offerings of less than $100,000 conducted by the Company until the six-month anniversary of the Note. The SPA and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties, proceedings, delinquency in periodic report filings with the SEC, and cross default with other agreements. In the event of default, at the option of the Investor and in the Investor’s sole discretion, the Investor may consider the Note immediately due and payable. The Company has accounted for this convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $12,104 with a charge to interest expense.

On April 23, 2019, the Company entered into a Subscription agreement with an investor whereby the investor agreed to purchase 2,000,000 shares of the Company’s common for $300,000, or $0.15 per share (the “Subscription Amount”). To satisfy this subscription, the investor shall tender funds equal to $300,000 in six equal installments of $50,000, which commenced in February 2019. As of March 31, 2019, the Company had received cash of $100,000 towards the Subscription Amount (See Note 8). In April 2019, the Company received cash proceeds of $50,000 towards the Subscription Amount and believes they will receive the remaining proceeds of $150,000 on or prior to July 10, 2019. Upon receipt of the full Subscription Amount, the Company will issue 2,000,000 shares of its common stock to the investor.

On April 26, 2019, the Company entered into a Promissory Note (“Promissory Note”) with an accredited investor in the aggregate principal amount of $25,000 and received net proceeds of $25,000. The Promissory Note bears interest at 4% per annum and is due and payable on April 26, 2020 (the “Maturity Date”). At the time the Promissory Note reaches its Maturity Date, the holder and the Company will discuss and mutually agree on potential conversion rights of the holder, including pricing, method of conversion, etc. At any time during which the Promissory Note is outstanding, the Company may prepay the Note in full, without penalty. The Promissory Note provides for certain events of default, including, among other things, payment defaults, bankruptcy, liquidation, and cessation of operations. In the event of default, the holder shall be entitled to an injunction or injunctions restraining, preventing or curing any breach of this Promissory Note and to enforce specifically the terms and provisions thereof, without the necessity of showing economic loss and without any bond or other security being required.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF PERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Forward-Looking Statements” elsewhere in this Report on Form 10-Q. Forward-looking statements include those preceded by, followed by or including the words “will,” “expect,” “intended,” “anticipated,” “believe,” “project,” “forecast,” “propose,” “plan,” “estimate,” “enable,” and similar expressions, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in our industry. These forward-looking statements are not guarantees of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, most of which are difficult to predict and many of which are beyond our control, which include, but are not limited to: the risk that we continue to sustain prolonged losses and never achieve profitability, our ability to continue as a going concern, and risks related to protection and maintenance of our intellectual property. You should review the disclosure under the heading “Risk Factors” in our Annual Report on Form 10-K as filed on April 1, 2019, for a discussion of important factors and risks that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a nanotechnology company and sole owner, developer and manufacturer of the patented C-Bond technology.  The Company is engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality and sustainability of brittle material systems.  Our present primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally.

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

Critical Accounting Policies

The following discussion and analysis of our consolidated financial condition and consolidated results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management continually evaluates such estimates, including those related to estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the fair value of a beneficial conversion feature, and the fair value of non-cash equity transactions. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative unaudited condensed consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements for the three months ended March 31, 2019 and 2018, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three months ended March 31, 2019 and 2018.

Comparison of Results of Operations for the Three Months ended March 31, 2019 and 2018

Sales

For the three months ended March 31, 2019, sales amounted to $87,083 as compared to $76,397 for the three months ended March 31, 2018, an increase of $10,686, or 14.0%, which was primarily attributable to an increase in sales of C-Bond ballistic resistant glass protection systems offset by a decrease in sales of C-Bond multi-purpose glass protection system. We use multiple sales channels, including distributors and authorized dealers to generate revenues.

Cost of Goods Sold

Cost of goods sold is comprised primarily of inventory sold, packaging costs, and warranty costs. For the three months ended March 31, 2019, cost of sales amounted to $21,069 as compared to $11,494 for the three months ended March 31, 2018, an increase of $9,575, or 83.3%. The increase in cost of sales was primarily due to an increase in raw material costs incurred associated with the purchase and use of an additional additive used in C-Bond NanoShield product to create hydrophobic properties, which we started using in late 2018.

Gross Profit

For the three months ended March 31, 2019, gross profit amounted to $66,014, or 75.8% of sales, as compared to $64,903, or 85.0% of sales, for the three months ended March 31, 2018, an increase of $1,111, or 1.7%. This increase in gross profits is primarily the result of an increase in sales offset by increases in material costs as discussed above.

Operating Expenses

For the three months ended March 31, 2019, operating expenses amounted to $2,373,903 as compared to $2,313,989 for the three months ended March 31, 2018, an increase of $59,914, or 2.6%. For the three months ended March 31, 2019 and 2018, operating expenses consisted of the following:

	Three Months ended March 31,
	2019	2018
Compensation and related benefits, including stock-based compensation charges	$2,009,205	$1,977,957
Research and development	8,102	17,260
Professional fees	231,442	219,673
General and administrative expenses	125,154	99,099
Total	$2,373,903	$2,313,989

Compensation and related benefits

For the three months ended March 31, 2019, compensation and related benefits increased by $31,248, or 1.6%, as compared to the three months ended March 31, 2018. This increase was primarily due to an increase in compensation related to a 2019 bonus accrued to executive officers during the three months ended March 31, 2019 of $255,000 and an increase in other compensation and related benefits of $39,783 attributable to the hiring of additional sales staff offset by a decrease in stock-based compensation expense of $263,535. During the three months ended March 31, 2019 and 2018, stock-based compensation expense amounted to $1,467,276 and $1,730,811.

Research and development

Research and development expenses consist primarily of contracted development services, third party testing laboratories, materials used and allocated overhead expenses.  For the three months ended March 31, 2019, research and development expense decreased by $9,158, or 53.1%, as compared to the three months ended March 31, 2018. The decrease in research and development expense is primarily related to a decrease in use of contracted development services due a lack of working capital.

Professional fees

For the three months ended March 31, 2019, professional fees increased by $11,769, or 5.4%, as compared to the three months ended March 31, 2018. This increase primarily related to an increase in consulting fees of $67,537 which included an increase in stock-based consulting fees of $49,646, an increase in accounting fees of $8,775, and an increase in other professional fees of $8,920 offset by a decrease in legal fees of $73,463.

General and Administrative

General and administrative expenses consist primarily of rent, insurance, depreciation expense, sale and marketing, delivery and freight, travel and entertainment, and other office expenses.  For the three months ended March 31, 2019, general and administrative expenses increased by $26,055, or 26.3%, as compared to the three months ended March 31, 2018. We expect our general and administrative expenses to increase due to the anticipated growth of our business.

Other Expense

For the three months ended March 31, 2019, other expenses increased by $14,772 as compared to the three months ended March 31, 2018. This increase was due to an increase in interest expense of $14,772 related to the amortization of debt discount and an increase in interest-bearing debt.

Net Loss

For the three months ended March 31, 2019, net loss amounted to $2,360,423, or $0.03 per common share (basic and diluted), as compared to $2,286,848, or $0.04 per common share (basic and diluted), for the three months ended March 31, 2018, an increase of $73,575. The increase in net loss was primarily attributable to an increase in operating expenses and interest expenses as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $6,726 and $128,567 as of March 31, 2019 and December 31, 2018, respectively.

Our primary uses of cash have been for salaries, fees paid to third parties for professional services, research and development expense, and general and administrative expenses. We have received funds from the sales of products and from various financing activities such as from the sale of our common shares and from debt financings. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business,

●	Research and development fees;

●	Addition of administrative and sales personnel as the business grows, and

●	The cost of being a public company;

●	Marketing expense for building brand;

●	Capital requiremesnts for production capacity.

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

The Loan Agreement and Note contain customary representations, warranties and covenants, including covenants requiring the Company to maintain certain inventory and accounts receivable amounts, certain restrictions on the Company’s ability to incur additional debt or create liens on its property. The Loan Agreement and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties and bankruptcy or insolvency proceedings, the occurrence of which, after any applicable cure period, would permit Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Note, as applicable, and to exercise its remedies with respect to the Collateral, including the sale of the Collateral. As of March 31, 2019, the Company was in default of certain requirements under the Loan Agreement, including not meeting the requirement regarding minimum asset amount as defined therein. Upon the occurrence of such event of defaults, the Lender may, at its option and in accordance with the Loan Agreement, declare all obligations immediately due and payable, however, as of the date of this Report, the Lender has not made any such declaration.

In January 2019, we received proceeds of $19,185 from the collection of subscription receivable of $19,185 related to the exercise of stock options.

On February 13, 2019, the Company entered into a Securities Purchase Agreement (the “February SPA”) with Power Up Lending Group Ltd., (“Power Up”), pursuant to which the Company issued a convertible promissory note (the “Note I”) for an aggregate principal amount of $66,000 to Power Up, for which it received $52,000.

On March 4, 2019, the Company entered into another Securities Purchase Agreement (the “March SPA”), and together with the February SPA, the “SPAs”) with Power Up, pursuant to which the Company issued a convertible promissory note (the “Note II” and together with Note I, the “Notes”) for an aggregate principal amount of $63,600 to Power Up, for which it received $50,000. Note I bears interest at 12% per annum and Note II bears interest at 5% per annum, with Note I becoming due and payable on February 13, 2020 and Note II becoming due and payable on March 4, 2020.

On April 8, 2019, the Company entered into a Securities Purchase Agreement (“SPA III”) with Power Up for the purchase of a Convertible Promissory Note in the aggregate principal amount of $51,600 (“Note III”) and received net proceeds of $40,000, net of original issue discount of $8,600 and net origination fees of $3,000. The Note bears interest at 4% per annum and is due and payable on April 8, 2020.

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

On April 23, 2019, we entered into a Subscription agreement with an investor whereby the investor agreed to purchase 2,000,000 shares of the Company’s common for $300,000, or $0.15 per share (the “Subscription Amount”). To satisfy this subscription, the investor shall tender funds equal to $300,000 in six equal installments of $50,000, which commenced in February 2019. As of March 31, 2019, we received cash of $100,000 towards the Subscription Amount. In April 2019, we received cash proceeds of $50,000 towards the Subscription Amount and we believe we will receive the remaining proceeds of $150,000 on or prior to July 10, 2019. Upon receipt of the full Subscription Amount, we will issue 2,000,000 shares of its common stock to the investor.

Additional cash liquidity is generated from product sales. However, to date, we are not profitable, and we cannot provide any assurances that we will be profitable.  We believe that our existing cash and cash equivalents will not be sufficient to fund our current operating plans.

Cash Flows

For the Three months ended March 31, 2019 and 2018

The following table shows a summary of our cash flows for the three months ended March 31, 2019 and 2018.

	Three Months ended March 31,
	2019	2018
Net cash used in operating activities	$(343,026)	$(297,532)
Net cash provided by financing activities	$221,185	$270,000
Net decrease in cash	$(121,841)	$(27,532)
Cash - beginning of the period	$128,567	$46,448
Cash - end of the period	$6,726	$18,916

Net cash flow used in operating activities was $343,026 for the three months ended March 31, 2019 as compared net cash flow used in operating activities to $297,532 for the three months ended March 31, 2018, an increase of $45,494.

Net cash flow used in operating activities for the three months ended March 31, 2019 primarily reflected a net loss of $2,360,423, which was then adjusted for the add-back of non-cash items consisting of depreciation and amortization of $6,494, stock-based compensation expense of $1,467,276, stock-based professional fees of $49,646, non-cash interest expense related to a put premium on convertible debt of $30,400, and the amortization of debt discount to interest expense of $2,883, and changes in operating assets and liabilities consisting primarily of a decrease in accounts receivable of $37,033, an increase in accounts payable of $124,527, and an increase in accrued compensation of $300,154. Net cash flow used operating activities for the three months ended March 31, 2018 primarily reflected a net loss of $2,286,848 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $8,866, stock-based compensation expense of $1,730,811, stock-based professional fees of $18,333, and the amortization of debt discount to interest expense of $31,302, and changes in operating assets and liabilities consisting of an increase in accounts payable of $85,778, an increase in accrued expenses of $55,389, and an increase in accrued compensation of $59,000.

Net cash provided by financing activities was $221,185 for the three months ended March 31, 2019 as compared to $270,000 for the three months ended March 31, 2018. During the three months ended March 31, 2019, we received net proceeds from subscriptions payable of $100,000, proceeds from the collection of subscriptions receivable related to the exercise of stock options of $19,185, and proceeds from convertible notes payable of $102,000. During the three months ended March 31, 2018, we received net proceeds from convertible notes of $260,000 and proceeds from the exercise of stock options of $10,000.

Funding Requirements

We expect the primary use of capital to continue to be salaries, third party outside research and testing services, product and research supplies, legal and regulatory expenses and general overhead costs including sales and marketing.  Additional uses of capital will include additional headcount, tools and equipment, capacity expansion and operational control software.  We believe that our current cash and cash equivalents will not be sufficient to meet anticipated cash requirements not including potential product sales.  Additional capital will be required to further research new product verticals and enhancements to current product offerings based on customer requirements.

As of March 31, 2019, we determined that there was substantial doubt about our ability to maintain operations as a going concern.  Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital.  We will seek to raise capital through additional debt and/or equity financings to fund operations in the future. Although we have historically raised capital from sales of common shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that the company will need to curtail its operations.  Our unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

Our financial resources will not be adequate to support our operations. Any forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors.  We have based estimates on assumptions that may prove to be wrong and could utilize our available capital resources sooner than we currently expect.  Our capital requirements are difficult to forecast. Please see the section titled “Risk Factors” in our Annual Report on Form 10-K as filed with U.S. Securities and Commission on April 1, 2019 for additional risks associated with our capital requirements.

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

The following tables summarize our contractual obligations as of March 31, 2019, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Notes payable – related party	$400,000	$400,000	$-	$-	$-
Current and future interest on notes payable– related party	94,000	48,000	46,000	-	-
Convertible notes payable	129,600	129,600
Total	$623,600	$577,600	$46,000	$-	$-

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2019, our disclosure controls and procedures were not effective.

As reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, our management concluded that our internal control over financial reporting was not effective as of that date because of a material weakness in our internal controls over financial reporting. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting: (1) the lack of multiples levels of management review on complex business, accounting and financial reporting issues, and (2) a lack of adequate segregation of duties as a result of our limited financial resources to support hiring of personnel. In the fourth quarter of 2018, we developed and implemented system and control procedure manuals and plan on developing and implementing additional controls and procedures in the future. Until such time as we expand our staff to include additional accounting and executive personnel, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 12, 2019, we entered into a consulting agreement for advisory services to be rendered that ends on June 30, 2019. In connection with this consulting agreement, we issued 485,060 restricted common shares of the Company to a consultant for services to be rendered. These shares were valued at $82,460, or $0.17 per common share, based on quoted closing price on the date of grant.

On March 14, 2019, we entered into an Advisory Board Agreement and a related Restricted Stock Award Agreement with an advisor (the “Advisor”) to act as a member of the Company’s advisory board. The Advisory Board Agreement has a term of one year and will renew automatically unless terminated by either party. In connection with this advisory agreement, the Company issued 200,000 restricted common shares of the Company to the Advisor under its 2018 Long Term Incentive Plan. These shares will vest on the first anniversary date of the Restricted Stock Award Agreement. If the Advisor’s employment is terminated for any reason, these shares will immediately be forfeited. In the event of a change of control, the employee shall be 100% vested in all shares of restricted shares subject to these Agreements. These shares were valued at $32,000, or $0.16 per common share, based on quoted closing price on the date of grant.

The above securities were issued in reliance upon the exemptions provided by Section 4(a) (2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2019, we were in default of certain requirements under a Loan Agreement with a principal amount of $400,000, including not meeting the requirement regarding minimum asset amount as defined therein. Upon the occurrence of such event of defaults, the Lender may, at its option and in accordance with the Loan Agreement, declare all obligations immediately due and payable, however, as of the date of this Report, the Lender has not made any such declaration. As of March 31, 2019 and as of the date of this report, we are in default on monthly interest payments of $21,797 and $30,476, respectively.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization dated as of April 25, 2018, among WestMountain Alternative Energy, Inc., WETM Acquisition Corp. and C-Bond Systems, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2018, File No. 000-53029).
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s SB-2 Registration Statement filed with the SEC on January 2, 2008, File No. 333-148440).
3.2	First Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed with SEC on August 11, 2014, File No. 000-53029).
3.3	Second Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2018, File No. 000-53029).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 8, 2018, File No. 000-53029).
4.1	Convertible Promissory Note, dated February 13, 2019, with Power Up Lending Group Ltd., (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2019, File No.: 000-53029).
4.2	Convertible Promissory Note, dated March 4, 2019, with Power Up Lending Group Ltd., (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2019, File No.: 000-53029).
4.3	Convertible Promissory Note, dated April 8, 2019, with Power Up Lending Group Ltd., (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 12, 2019, File No.: 000-53029).
10.1	Securities Purchase Agreement, dated February 13, 2019, between C-Bond Systems, Inc., and Power Up Lending Group Ltd., (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2019, File No.: 000-53029).
10.2	Securities Purchase Agreement, dated March 4, 2019, between C-Bond Systems, Inc., and Power Up Lending Group Ltd., (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2019, File No.: 000-53029).
10.3+	Employee Agreement between C-Bond Systems, Inc., and Vince Pugliese dated effective March 1, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2019, File No.: 000-53029).
10.4	Securities Purchase Agreement, dated April 8, 2019, between C-Bond Systems, Inc., and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 12, 2019, File No.: 000-53029).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C-BOND SYSTEMS, INC.

Dated: May 10, 2019	By:	/s/ Scott R. Silverman
Scott R. Silverman
Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2019	By:	/s/ Vincent J. Pugliese
Vincent J. Pugliese
Chief Financial Officer (Principal Financial Officer)