Form 10-Q
period 2019-06-30
C-Bond Systems, Inc
filed 2019-08-12
CIK 1421636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2019

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

There were 108,294,066 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding as of August 12, 2019.

C-BOND SYSTEMS, INC.

FORM 10-Q

June 30, 2019

i

PART I - FINANCIAL INFORMATION

References in this document to “us,” “we,” or “Company” refer to C-Bond Systems, Inc.

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$32,285	$128,567
Accounts receivable, net	88,374	91,319
Inventory	19,355	8,977
Prepaid expenses and other current assets	64,856	31,199

Total Current Assets	204,870	260,062

OTHER ASSETS:
Property, plant and equipment, net	44,533	57,405
Security deposit	7,132	8,977

Total Other Assets	51,665	66,382

TOTAL ASSETS	$256,535	$326,444

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable - related party	$400,000	$400,000
Note payable	25,000	-
Convertible notes payable, net	263,565	-
Accounts payable	696,919	507,058
Accrued expenses	74,649	46,278
Accrued compensation	559,136	188,231

Total Current Liabilities	2,019,269	1,141,567

Total Liabilities	2,019,269	1,141,567

Commitments and Contingencies (See Note 10)

SHAREHOLDERS' DEFICIT:
Preferred stock: $0.10 par value, 1,000,000 shares authorized; none issued and outstanding at June 30, 2019 and December 31, 2018, respectively	-	-
Common stock: $0.001 par value, 500,000,000 shares authorized; 83,644,066 and 80,459,006 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	83,644	80,459
Additional paid-in capital	34,934,598	31,863,693
Accumulated deficit	(36,780,976)	(32,759,275)

Total Shareholders' Deficit	(1,762,734)	(815,123)

Total Liabilities and Shareholders' Deficit	$256,535	$326,444

See accompanying notes to unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

SALES	$157,712	$64,888	$244,795	$141,285

COST OF SALES (excluding depreciation expense)	35,068	16,518	56,137	28,012

GROSS PROFIT	122,644	48,370	188,658	113,273

OPERATING EXPENSES:
Compensation and related benefits (including stock-based compensation of $1,011,897 and $1,463,438 for the three months ended June 30, 2019 and 2018, and $2,479,173 and $3,194,249 for the six months ended June 30, 2019 and 2018, respectively)	1,311,677	1,764,283	3,320,882	3,742,240
Research and development	12,298	51,345	20,400	68,605
Professional fees	278,662	343,559	510,104	563,232
General and administrative expenses	121,180	100,061	246,334	199,160

Total Operating Expenses	1,723,817	2,259,248	4,097,720	4,573,237

LOSS FROM OPERATIONS	(1,601,173)	(2,210,878)	(3,909,062)	(4,459,964)

OTHER EXPENSES:
Loss on debt extinguishment	-	(383,475)	-	(383,475)
Interest expenses	(60,105)	(11,241)	(112,639)	(49,003)

Total Other Expenses	(60,105)	(394,716)	(112,639)	(432,478)

NET LOSS	$(1,661,278)	$(2,605,594)	$(4,021,701)	$(4,892,442)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.02)	$(0.04)	$(0.05)	$(0.08)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	81,413,297	71,340,620	81,008,490	64,203,327

See accompanying notes to unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	# of Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2017	45,717,635	$45,717	$22,127,796	$(22,854,556)	$(681,043)
Shares issued for conversion of accrued compensation	12,694,893	12,695	650,760	-	663,455
Common shares issued for conversion of debt	136,894	137	105,696	-	105,833
Common shares issued for services	80,843	81	68,669	-	68,750
Beneficial conversion feature on convertible note payable	-	-	260,000	-	260,000
Stock option exercise compensation	-	-	15,000	-	15,000
Exercise of stock options	323,373	323	9,677	-	10,000
Accretion of stock option expense	-	-	1,444,933	-	1,444,933
Net loss	-	-	-	(2,286,848)	(2,286,848)
Balance, March 31, 2018	58,953,638	58,953	24,682,531	(25,141,404)	(399,920)
Recapitalization of Company	9,106,250	9,106	178,295	-	187,401
Common shares issued for cash	3,132,337	3,132	1,264,368	-	1,267,500
Common shares issued for services	3,283,732	3,284	16,716	-	20,000
Accretion of stock-based compensation	-	-	389,583	-	389,583
Common shares issued for settlement	315,957	316	268,378	-	268,694
Stock option exercise compensation	-	-	15,000	-	15,000
Exercise of stock options	970,119	971	29,029	-	30,000
Forfeiture of non-vested shares	(485,060)	(485)	485	-	-
Accretion of stock option expense	-	-	1,058,855	-	1,058,855
Net loss	-	-	-	(2,605,594)	(2,605,594)
Balance, June 30, 2018	75,276,973	$75,277	$27,903,240	$(27,746,998)	$231,519

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	# of Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2018	80,459,006	$80,459	$31,863,693	$(32,759,275)	$(815,123)
Common shares issued for services and prepaid services	685,060	685	113,775	-	114,460
Accretion of stock-based compensation	-	-	909,375	-	909,375
Stock option exercise compensation	-	-	7,500	-	7,500
Accretion of stock option and warrant expense	-	-	586,934	-	586,934
Net loss	-	-	-	(2,360,423)	(2,360,423)
Balance, March 31, 2019	81,144,066	81,144	33,481,277	(35,119,698)	(1,557,277)
Common shares issued for cash	2,000,000	2,000	298,000	-	300,000
Common shares issued for services and prepaid services	500,000	500	46,500	-	47,000
Accretion of stock-based compensation	-	-	519,792	-	519,792
Accretion of stock option and warrant expense	-	-	589,029	-	589,029
Net loss	-	-	-	(1,661,278)	(1,661,278)
Balance, June 30, 2019	83,644,066	$83,644	$34,934,598	$(36,780,976)	$(1,762,734)

See accompanying notes to unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,021,701)	$(4,892,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	12,872	17,557
Bad debt expense (recovery)	-	(1,277)
Amortization of debt discount to interest expense	14,142	40,691
Stock-based compensation	2,479,173	3,194,249
Stock-based professional fees	235,042	70,417
Loss on debt extinguishment	-	380,171
Interest expense related to put premium on convertible debt	57,423	-
Change in operating assets and liabilities:
Accounts receivable	2,945	2,689
Inventory	(10,378)	5,194
Prepaid expenses and other assets	8,878	741
Accounts payable	189,861	119,997
Accrued expenses	28,371	2,201
Accrued compensation	370,905	16,986

NET CASH USED IN OPERATING ACTIVITIES	(632,467)	(1,042,826)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in recapitalization	-	187,401

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	187,401

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	300,000	1,267,500
Proceeds from exercise of stock options	19,185	40,000
Proceeds from note payable	25,000	-
Repayment of convertible note payable	-	(260,000)
Proceeds from convertible notes payable	192,000	260,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	536,185	1,307,500

NET (DECREASE) INCREASE IN CASH	(96,282)	452,075

CASH, beginning of period	128,567	46,448

CASH, end of period	$32,285	$498,523

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$361	$6,696
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature reflected in debt discount	$-	$260,000
Common stock issued as prepaid for services	$114,460	$18,333
Common stock issued for accrued compensation	$-	$392,577
Common stock issued for debt and accrued interest	$-	$105,833
Common stock issued for accrued settlement	$-	$114,915

See accompanying notes to unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

June 30, 2019

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

Going concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss of $4,021,701 and $4,892,442 for the six months ended June 30, 2019 and 2018, respectively. The net cash used in operations was $632,467 and $1,042,826 for the six months ended June 30, 2019 and 2018, respectively. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $36,780,976, $1,762,734 and $1,814,399, respectively, at June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the six months ended June 30, 2019 and 2018 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the fair value of beneficial conversion features, and the fair value of non-cash equity transactions.

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

June 30, 2019

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

June 30, 2019

(Unaudited)

The Company sells its products primarily to distributors and authorized dealers. Product sales are recognized when the product is shipped to the customer and title is transferred and are recorded net of any discounts or allowances.

Cost of sales

Cost of sales includes inventory costs, packaging costs and warranty expenses.

Shipping and handling costs

Shipping and handling costs incurred for product shipped to customers are included in general and administrative expenses and amounted to $19,233 and $6,570 for the six months ended June 30, 2019 and 2018, respectively. Shipping and handling costs charged to customers are included in sales.

Warranty liability

The Company provides limited warranties on its products for product defects for periods ranging from 12 months to the life of the product. Warranty costs may include the cost of product replacement, refunds, labor costs and other costs. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 12 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets and amounted $27,103 and $24,190 at June 30, 2019 and December 31, 2018, respectively. For the six months ended June 30, 2019 and 2018, warranty expense amounted to $4,650 and $2,741, respectively, and is included in cost of sales on the accompanying unaudited condensed consolidated statements of operations. For the six months ended June 30, 2019 and 2018, a roll forward of warranty liability is as follows:

	For the Six Months Ended June 30,
	2019	2018
Balance at beginning of period	$24,190	$21,935
Increase in estimated warranty liability	4,650	2,741
Warranty expenses incurred	(1,737)	(660)
Balance at end of period	$27,103	$24,016

Research and development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and includes costs such as labor, materials, and other allocated costs incurred. For the six months ended June 30, 2019 and 2018, research and development costs incurred in the development of the Company’s products were $20,400 and $68,605, respectively, and are included in operating expenses on the accompanying unaudited condensed consolidated statements of operations.

Advertising costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the six months ended June 30, 2019 and 2018, advertising costs charged to operations were $25,738 and $5,900, respectively and are included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which have been deducted from sales.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes “. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2019 and December 31, 2018, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2015. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of June 30, 2019 and December 31, 2018.

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

June 30, 2019

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

All potentially dilutive common shares were excluded from the computation of diluted common shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	June 30, 2019	June 30, 2018
Convertible notes	6,044,444	-
Stock options	11,445,698	14,494,213
Warrants	1,000,000	-
Non-vested, forfeitable common shares	5,875,299	-

Segment reporting

During the six months ended June 30, 2019 and 2018, the Company operated in one business segment.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 3 – ACCOUNTS RECEIVABLE

At June 30, 2019 and December 31, 2018, accounts receivable consisted of the following:

	June 30, 2019	December 31, 2018
Accounts receivable	$88,374	$91,319
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$88,374	$91,319

For the six months ended June 30, 2019 and 2018, bad debt (recovery) expense amounted to $0 and $(1,277), respectively.

NOTE 4 – INVENTORY

At June 30, 2019 and December 31, 2018, inventory consisted of the following:

	June 30, 2019	December 31, 2018
Raw materials	$18,380	$6,149
Finished goods	975	2,828
Inventory	$19,355	$8,977

NOTE 5 – PROPERTY AND EQUIPMENT

At June 30, 2019 and December 31, 2018, property and equipment consisted of the following:

	Useful Life	2019	2018

Machinery and equipment	5 - 7 years	$52,184	$52,184
Furniture and office equipment	3 - 7 years	45,063	45,063
Vehicles	5 years	68,341	68,341
Leasehold improvements	3 years	16,701	16,701
		182,289	182,289
Less: accumulated depreciation		(137,756)	(124,884)
Property and equipment, net		$44,533	$57,405

For the six months ended June 30, 2019 and 2018, depreciation and amortization expense is included in general and administrative expenses and amounted to $12,872 and $17,557, respectively.

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

June 30, 2019

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

On May 15, 2019, the Company entered into a Securities Purchase Agreement (“SPA IV”) with the Investor for the purchase of a Convertible Promissory Note in the aggregate principal amount of $63,600 (“Note IV”) and received net proceeds of $50,000, net of original issue discount of $10,600 and net origination fees of $3,000. The Note bears interest at 4% per annum and is due and payable on April 8, 2020.  The Note IV may be converted by the Investor after six months from the date of Note IV into shares of the Company’s common stock at a price equal to 81% of the average of the lowest two closing bid prices of the common stock as reported on the OTC Link ATS owned by OTC Markets Group for the 10 prior trading days. The Company may prepay the Note at any time prior to its six-month anniversary, subject to pre-payment charges as detailed in the Note. The SPA and Note contain customary representations, warranties and covenants, including certain restrictions on the Company’s ability to sell, lease or otherwise dispose of any significant portion of its assets. Investor also has the right of first refusal with respect to any future equity (or debt with an equity component) offerings of less than $100,000 conducted by the Company until the six-month anniversary of the Note. The SPA and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties, proceedings, delinquency in periodic report filings with the SEC, and cross default with other agreements. In the event of default, at the option of the Investor and in the Investor’s sole discretion, the Investor may consider the Note immediately due and payable. The Company has accounted for this convertible promissory note as stock settled debt under ASC 480 and recorded a debt premium of $14,919 with a charge to interest expense.

For the six months ended June 30, 2019 and 2018, interest expense related to these Convertible Notes amounted to $76,393 and $49,003, including amortization of debt discount and debt premium charged to interest expense of $71,565 and $40,691, respectively.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

At June 30, 2019 and December 31, 2018, convertible notes consisted of the following:

	June 30, 2019	December 31, 2018
Principal amount	$244,800	$-
Put premium on stock-settled debt	57,423	-
	302,223	-
Less: unamortized debt discount	(38,658)	-
Convertible notes payable, net	$263,565	$-

The weighted average interest rate on the above notes and notes payable – related party (see note 7) during the six months ended June 30, 2019 and 2018 was 13.2% and 8.7%, respectively.

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

Commencing on January 10, 2019 and on or before the l0th day of each month thereafter, the Company shall pay Lender all interest accrued on outstanding principal under the Loan Agreement and Notes as of the end of the month then concluded. Upon the occurrence of any Event of Default and at any time thereafter, Lender may, at its option, declare any and all Obligations immediately due and payable without demand or notice. As of June 30, 2019 and December 31, 2018, the Company did not meet the Minimum Asset Amount covenant as defined in the Loan Agreement, failed to timely pay interest payments due, and has violated other default provisions. Accordingly, the note balance due of $400,000 has been reflected as a current liability on the accompanying unaudited condensed consolidated balance sheet.

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

For the six months ended June 30, 2019 and 2018, interest expense related to this Note amounted to $35,704 and $0, respectively.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 8 – NOTE PAYABLE

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

NOTE 9 - SHAREHOLDERS’ DEFICIT

Sale of common stock

In connection with a subscription agreement dated April 23, 2019, during the three months ended June 30, 2019, the Company received cash proceeds of $300,000 from an investor for the purchase of 2,000,000 shares of the Company’s common stock at $0.15 per share.

Issuance of common shares for services

On March 12, 2019, the Company entered into a consulting agreement for advisory services to be rendered that ends on June 30, 2019. In connection with this consulting agreement, the Company issued 485,060 restricted vested common shares of the Company to a consultant for services to be rendered. These shares were valued at $82,460, or $0.17 per common share, based on quoted closing price on the date of grant. In connection with this consulting agreement, during the six months ended June 30, 2019, the Company recorded stock-based professional fees of $82,460.

On March 14, 2019, the Company entered into an Advisory Board Agreement and a related Restricted Stock Award Agreement with an advisor (the “Advisor”) to act as a member of the Company’s advisory board. The Advisory Board Agreement has a term of one year and will renew automatically unless terminated by either party. In connection with this advisory agreement, the Company issued 200,000 restricted common shares of the Company to the Advisor under its 2018 Long Term Incentive Plan. These shares will vest on the first anniversary date of the Restricted Stock Award Agreement. If the Advisor’s employment is terminated for any reason, these shares will immediately be forfeited. In the event of a change of control, the employee shall be 100% vested in all shares of restricted shares subject to these Agreements. These shares were valued at $32,000, or $0.16 per common share, based on quoted closing price on the date of grant. In connection with this Advisory Board Agreement, during the six months ended June 30, 2019, the Company recorded stock-based professional fees of $9,333 and at June 30, 2019 and prepaid expenses of $22,667, which will be amortized over the remaining one-year vesting period.

On May 20, 2019, the Company entered into a six-month consulting agreement with an individual for business development services. In connection with this consulting agreement, the Company issued 500,000 restricted common shares of the Company to the consultant. These shares vest immediately. These shares were valued at $47,000, or $0.094 per common share, based on quoted closing price on the date of grant. In connection with this consulting agreement, the Company recorded stock-based professional fees of $9,792 and prepaid expenses of $37,208, which will be amortized over the remaining service period.

The following table summarizes activity related to non-vested shares:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2018	5,998,672	$0.61
Granted	200,000	0.16
Shares vested	(323,373)
Forfeited	-	-
Non-vested, June 30, 2019	5,875,299	$0.61

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

During the six months ended June 30, 2019 and 2018, aggregate accretion of stock-based compensation expense on previously granted non-vested shares amounted to $1,429,167 and $0, respectively. Total unrecognized compensation expense related to these unvested common shares at June 30, 2019 amounted to $322,915 which will be amortized over the remaining vesting period.

Common share exercise compensation

As compensation for services commencing on February 1, 2016 and continuing through February 14, 2019, on December 27, 2016, the Company granted a stock option exercise right to an employee of the Company, whereby the employee will received a credit of $5,000 per month towards the cash required to exercise his 750,000 options at $0.31 per share. Accordingly, the employee can exercise options on a cashless basis up to the amount he has been credited. As of June 30, 2019 and December 31, 2018, the employee was credited $182,500 and $175,000 towards the options exercise, respectively. No cash disbursement will be required by the Company under this provision. The Company recognized compensation expense of $7,500 and $30,000 during the six months ended June 30, 2019 and 2018, respectively, with a corresponding increase to shareholders’ equity.

Stock options

For the six months ended June 30, 2019 and 2018, the Company recorded $1,042,506 and $2,503,788 of compensation expense related to stock options, respectively. Total unrecognized compensation expense related to unvested stock options at June 30, 2019 amounted to $1,350,254. The weighted average period over which stock-based compensation expense related to these options will be recognized is approximately 1.3 years.

Stock option activities for the six months ended June 30, 2019 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2018	11,445,698	$0.30
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance Outstanding, June 30, 2019	11,445,698	$0.30	6.14	$144,000
Exercisable, June 30, 2019	10,127,022	$0.30	5.86	$144,000

Warrants

On March 14, 2019, the Company entered into a letter agreement (“Letter Agreement”) with Dinosaur Financial Group, LLC (“Dinosaur”), to act as the Company’s financial advisor and agent for raising investment capital through a private placement (or pursuant to an alternate form of capital investment or capital transaction). For services rendered under the Letter Agreement, Dinosaur shall receive cash fees of up to seven percent of funds raised and the Company shall sell to Dinosaur, and Dinosaur shall purchase from the Company, for $0.001 per each share of common stock covered, warrants to purchase an equal proportion of warrants to the number of shares issued or issuable to investors in the private placement. Additionally, per the terms of the Letter Agreement, upon signing of the agreement, the Company shall sell to Dinosaur, and Dinosaur shall purchase from the Company for $0.001 per each share of common stock covered, warrants (the “Warrants”) to purchase 1,000,000 shares of C-Bond Common Stock, granted in three successive tranches as outlined below, with an exercise price of $0.18 or current market price at the time, whichever is lower, as set forth in the Letter Agreement. Upon signing of the Letter Agreement, Dinosaur received Warrants to purchase 200,000 shares of the Company’s common stock at $0.18 per share. On June 14, 2019, the three-month anniversary of the Letter Agreement, Dinosaur received Warrants to purchase 400,000 shares of the Company’s common stock at $0.08 per share. On the six-month anniversary of the Letter Agreement, Dinosaur will receive Warrants to purchase 400,000 shares of the Company’s common stock. The Warrants shall be exercisable over a five-year term from date each tranche date and shall be assignable to others at Dinosaur’s discretion. In the event either party terminates the Letter agreement before the three or six month anniversary, the Company has no obligation to sell the common stock or related Warrants referenced herein.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

The warrants were valued at the grant date using a Black-Scholes option pricing model with the following assumptions; risk-free interest rate of 2.43%, expected dividend yield of 0%, expected warrant term of five years, and an expected volatility of 275.0%. The aggregate grant date fair value of these awards amounted to $159,700. The Company recognizes compensation cost for unvested stock-based warrant awards on a straight-line basis over the requisite service period. For the six months ended June 30, 2019 and 2018, the Company recorded $133,457 and $0 of stock-based professional fees related to stock warrants, respectively. Total unrecognized professional fee expense related to unvested stock warrants at June 30, 2019 amounted to $26,243. The weighted average period over which stock-based professional fees related to these warrants will be recognized is approximately 0.34 years.

Warrant activities for the six months ended June 30, 2019 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2018	-	$-	-	$-
Granted	1,000,000	0.18
Cancelled	-	-
Balance Outstanding June 30, 2019	1,000,000	$0.10	5.0	$0
Exercisable, June 30, 2019	600,000	$0.11	4.9	$0

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

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

The aggregate number of shares of common stock and number of shares of the Company’s common stock that may be subject to incentive stock options granted under the 2018 Plan is 50,000,000 shares, of which 11,445,698 shares have been issued or granted under incentive stock options and 3,450,000 shares of restricted stock have been issued as of June 30, 2019. All shares underlying grants are expected to be issued from the Company’s unissued authorized shares available.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of June 30, 2019, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

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

June 30, 2019

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Licensing agreement

Pursuant to an agreement dated April 8, 2016, between the Company and Rice University, Rice University has granted a non-exclusive license to the Company, in nanotube-based surface treatment for strengthening glass and related materials under Rice’s intellectual property rights, to use, make, distribute, offer and sell the licensed products specified in the agreement. In consideration for which, the Company had to pay a one-time non-refundable license fee of $10,000 and royalty payments of 5% of net sales of the licensed products during the term of the agreement and a sell-off period of 180 days from termination, In addition, the Company is required to pay for the maintenance of the patents, This agreement will continue until the expiration of the last to expire of the licensed property rights, unless terminated earlier in accordance with the terms of the agreement. There have been no royalty payments paid or due through June 30, 2019.

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

The Company places its cash in banks at levels that, at times, may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of June 30, 2019 and December 31, 2018. The Company has not experienced any losses in such accounts through June 30, 2019.

Geographic concentrations of sales

For the six months ended June 30, 2019 and 2018, substantially all sales were in the United States. No other geographical area accounting for more than 10% of total sales during the six months ended June 30, 2019 and 2018.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Customer concentrations

For the six months ended June 30, 2019, one customer accounted for approximately 34.1% of total sales. For the six months ended June 30, 2018, three customers accounted for approximately 37.8% of total sales (16.0%, 11.2%, and 10.6%, respectively). A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition. At June 30, 2019, three customers accounted for 81.0% (56.7%, 10.5% and 13.8%, respectively) of the total accounts receivable balance.

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

Transaction Price

The Company agrees with its customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances and freight. In the Company’s contracts with customers, the Company allocates the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Returns of the Company’s product by its customers are permitted only when the product is not to specification and were not material for the six months ended June 30, 2019 and 2018. Any sales tax, value added tax, and other tax the Company collects concurrently with its revenue-producing activities are excluded from revenue.

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

Revenue Disaggregation

The Company tracks its revenue by product. The following table summarizes our revenue by product for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
C-Bond I multi-purpose and BRS ballistic resistant glass protection systems	$177,641	$92,170
C-Bond Nanoshield solution sales	49,976	44,870
Installation and other services	6,833	-
Freight and delivery	10,345	4,245
Total	$244,795	$141,285

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 13 – SUBSEQUENT EVENT

Shares issued cash and subscription receivable

On July 11, 2019, the Company entered into a Subscription Agreement with an accredited investor whereby the investor agreed to purchase 2,000,000 unregistered shares of the Company’s common stock, par value $0.001 for $80,000, or $0.04 per share. On July 15, 2019, the Company received the cash proceeds of $80,000.

On July 17, 2019, the Company entered into two Subscription Agreements with an accredited investor whereby the investor agreed to purchase 3,125,000 unregistered shares of the Company’s common stock, par value $0.001), and 625,000 unregistered shares of common stock for $125,000, and $25,000, respectively, or $0.04 per share. On July 22, 2019, the Company received cash proceeds of $75,000 towards these subscriptions and has a subscription receivable of $75,000.

On July 29, 2019, the Company entered into a Subscription Agreement with an accredited investor whereby the investor agreed to purchase 2,000,000 unregistered shares of the Company’s common stock, par value $0.001 for $100,000, or $0.05 per share. On July 31, 2019, the Company received the Subscription Amount.

Shares issued for deferred compensation

On July 12, 2019, the Company’s Chief Executive Officer, elected to convert $80,000 of deferred compensation owed to him into 2,000,000 shares of the Company’s common stock at $0.04 per share. On July 18, 2019, the Company’s President and Chief Operating Officer, elected to convert $80,000 of deferred compensation owed to him into 2,000,000 shares of the Company’s common stock at $0.04 per share. The fair market value of these shares of $0.04 per share is based on contemporaneous common share sales. Since the deferred compensation was converted at fair value, no gain or loss was recorded. These shares are issued under the Company’s 2018 Long-Term Incentive Plan and will vest on May 1, 2020.

On July 18, 2019, two employees of the Company elected to convert an aggregate of $24,000 of deferred compensation owed to them into 600,000 shares of the Company’s common stock at $0.04 per share, the fair market value of these shares based on contemporaneous common share sales. Since the deferred compensation was converted at fair value, no gain or loss was recorded. These shares are issued under the Company’s 2018 Long-Term Incentive Plan and will vest on May 1, 2020.

On July 29, 2019, the Company’s Chief Executive Officer, elected to convert $40,000 of deferred compensation owed to him into 800,000 shares of the Company’s common stock at $0.05 per share. On July 29, 2019, the Company’s President and Chief Operating Officer, elected to convert $50,000 of deferred compensation owed to him into 1,000,000 shares of the Company’s common stock at $0.05 per share. The fair market value of these shares of $0.05 per share is based on contemporaneous common share sales. Since the deferred compensation was converted at fair value, no gain or loss was recorded. These shares are issued under the Company’s 2018 Long-Term Incentive Plan and will vest on May 1, 2020.

Shares issued for services

On July 29, 2019, the Company entered into restricted stock award agreements (the “Restricted Stock Award Agreements”) with executive officers and employees. Pursuant to the Restricted Stock Award Agreements, the Company agreed to grant restricted stock awards for an aggregate of 10,500,000 common shares of the Company which were valued at $525,000, or $0.05 per common share, based on contemporaneous common share sales. These shares will vest on May 1, 2020. If the employee’s employment is terminated for any reason, these shares will immediately be forfeited. In the event of a change of control, the employee shall be 100% vested in all shares of restricted shares subject to these Agreements. Each executive officer and employee shall have the right to vote the restricted shares awarded to them and to receive and retain all regular dividends paid in cash or property (other than retained distributions), and to exercise all other rights, powers and privileges of a holder of shares of the stock, with respect to such restricted shares, with the exception that (a) the employee shall not be entitled to delivery of the stock certificate or certificates or electronic book entries representing such restricted shares until the shares are vested, (b) the Company shall retain custody of all retained distributions made or declared with respect to the restricted shares until such time, if ever, as the restricted shares have become vested, and (c) the employee may not sell, assign, transfer, pledge, exchange, encumber, or dispose of the restricted shares. These shares shall be considered outstanding for legal purposes but shall be excluded from basic earnings per share until vesting occurs.

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative unaudited condensed consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements for the three and six months ended June 30, 2019 and 2018, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three and six months ended June 30, 2019 and 2018.

Comparison of Results of Operations for the Three and Six Months ended June 30, 2019 and 2018

Sales

For the three months ended June 30, 2019, sales amounted to $157,712 as compared to $64,888 for the three months ended June 30, 2018, an increase of $92,824, or 143.1%. For the six months ended June 30, 2019, sales amounted to $244,795 as compared to $141,285 for the six months ended June 30, 2018, an increase of $103,510, or 73.3%, These increases were primarily attributable to an increase in sales of C-Bond ballistic resistant glass protection systems offset by a decrease in sales of C-Bond multi-purpose glass protection system. We use multiple sales channels, including distributors and authorized dealers to generate revenues.

Cost of Goods Sold

Cost of goods sold is comprised primarily of inventory sold, packaging costs, and warranty costs. For the three months ended June 30, 2019, cost of sales amounted to $35,068 as compared to $16,518 for the three months ended June 30, 2018, an increase of $18,550, or 112.3%. For the six months ended June 30, 2019, cost of sales amounted to $56,137 as compared to $28,012 for the six months ended June 30, 2018, an increase of $28,125, or 100.4%. The increase in cost of sales was primarily due to an increase in sales and an increase in raw material costs incurred associated with the purchase and use of an additional additive used in C-Bond NanoShield product to create hydrophobic properties, which we started using in late 2018, and the increase in film costs associated with C-Bpnd BRS projects.

Gross Profit

For the three months ended June 30, 2019, gross profit amounted to $122,644, or 77.8% of sales, as compared to $48,370, or 74.5% of sales, for the three months ended June 30, 2018, an increase of $74,274, or 153.6%. For the six months ended June 30, 2019, gross profit amounted to $188,658, or 77.1% of sales, as compared to $113,273, or 80.2% of sales, for the six months ended June 30, 2018, an increase of $75,385, or 66.6%. This increase in gross profits is primarily the result of an increase in sales offset by increases in material costs as discussed above.

Operating Expenses

For the three months ended June 30, 2019, operating expenses amounted to $1,723,817 as compared to $2,259,248 for the three months ended June 30, 2018, a decrease of $535,431, or 23.7%. For the six months ended June 30, 2019, operating expenses amounted to $4,097,720 as compared to $4,573,237 for the six months ended June 30, 2018, a decrease of $475,517, or 10.4%. For the three and six months ended June 30, 2019 and 2018, operating expenses consisted of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2019	2018	2018	2017
Compensation and related benefits, including stock based compensation charges	$1,311,677	$1,764,283	$3,320,882	$3,742,240
Research and development	12,298	51,345	20,400	68,605
Professional fees	278,662	343,559	510,104	563,232
General and administrative expenses	121,180	100,061	246,334	199,160

Total	$1,723,817	$2,259,248	$4,097,720	$4,573,237

Compensation and related benefits

For the three months ended June 30, 2019, compensation and related benefits decreased by $452,606, or 25.7%, as compared to the three months ended June 30, 2018. This decrease was primarily due to a decrease in stock-based compensation of $433,541. During the three months ended June 30, 2019 and 2018, stock-based compensation expense amounted to $1,011,897 and $1,463,438, respectively. For the six months ended June 30, 2019, compensation and related benefits decreased by $421,358, or 11.3%, as compared to the six months ended June 30, 2018. This decrease was primarily due to a decrease in stock-based compensation of $697,076 offset by an increase in compensation related to a 2019 bonus accrued to executive officers during the three months ended March 31, 2019 of $255,000. During the six months ended June 30, 2019 and 2018, stock-based compensation expense amounted to $2,497,173 and $3,194,249, respectively.

Research and development

Research and development expenses consist primarily of contracted development services, third party testing laboratories, materials used and allocated overhead expenses.  For the three months ended June 30, 2019, research and development expense decreased by $39,047, or 76.1%, as compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, research and development expense decreased by $48,205, or 70.3%, as compared to the six months ended June 30, 2018. The decrease in research and development expense is primarily related to a decrease in use of contracted development services due a lack of working capital.

Professional fees

For the three months ended June 30, 2019, professional fees decreased by $64,897, or 18.9%, as compared to the three months ended June 30, 2018. This decrease primarily related to a decrease in legal fees of $194,803 offset by an increase in consulting fees of $127,953 which included an increase in stock-based consulting fees of $133,313. For the six months ended June 30, 2019, professional fees decreased by $53,128, or 9.4%, as compared to the six months ended June 30, 2018. This decrease primarily related to a decrease in legal fees of $268,267 offset by an increase in consulting fees of $195,490 which included an increase in stock-based consulting fees of $164,626, an increase in accounting fees of $7.711 and an increase in other professional fees of $11,938.

General and Administrative

General and administrative expenses consist primarily of rent, insurance, depreciation expense, sale and marketing, delivery and freight, travel and entertainment, and other office expenses.  For the three months ended June 30, 2019, general and administrative expenses increased by $21,119, or 21.1%, as compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, general and administrative expenses increased by $47,174, or 23.7%, as compared to the six months ended June 30, 2018. We expect our general and administrative expenses to increase due to the anticipated growth of our business.

Other Expense

For the three months ended June 30, 2019, other expenses decreased by $334,611, or 84.8%, as compared to the three months ended June 30, 2018. This decrease was due to a decrease in loss from extinguishment of debt of $383,475 offset by an increase in interest expense of $48,864 related to the amortization of debt discount and an increase in interest-bearing debt. For the six months ended June 30, 2019, other expenses decreased by $319,839, or 74.0%, as compared to the six months ended June 30, 2018. This decrease was due to a decrease in loss from extinguishment of debt of $383,475 offset by an increase in interest expense of $63,636 related to the amortization of debt discount and an increase in interest-bearing debt. During the three and six months ended June 30, 2019, we recorded loss on debt extinguishment related to the issuance of 315,957 shares to a vendor to settle amounts owed to such vendor whereby we recorded settlement expense of $153,779, and due to a note termination agreement whereby we recorded debt extinguishment expense of $229,696.

Net Loss

For the three months ended June 30, 2019, net loss amounted to $1,661,278, or $0.02 per common share (basic and diluted), as compared to $2,605,594, or $0.04 per common share (basic and diluted), for the three months ended June 30, 2018, a decrease of $944,316. For the six months ended June 30, 2019, net loss amounted to $4,021,701, or $0.05 per common share (basic and diluted), as compared to $4,892,442, or $0.08 per common share (basic and diluted), for the six months ended June 30, 2018, a decrease of $870,741. The decrease in net loss was primarily attributable to a decrease in operating expenses and other expenses, offset by an increase gross profit as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $32,285 and $128,567 as of June 30, 2019 and December 31, 2018, respectively.

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

The Loan Agreement and Note contain customary representations, warranties and covenants, including covenants requiring the Company to maintain certain inventory and accounts receivable amounts, certain restrictions on the Company’s ability to incur additional debt or create liens on its property. The Loan Agreement and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties and bankruptcy or insolvency proceedings, the occurrence of which, after any applicable cure period, would permit Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Note, as applicable, and to exercise its remedies with respect to the Collateral, including the sale of the Collateral. Additionally, upon the occurrence of an Event of Default under the Loan Agreement and Note, all amounts then outstanding (including principal and interest) shall bear interest at the rate of 18% per annum, compounded annually until the Event of Default is cured. As of June 30, 2019, the Company was in default of certain requirements under the Loan Agreement, including not meeting the requirement regarding minimum asset amount as defined therein. Upon the occurrence of such event of defaults, the Lender may, at its option and in accordance with the Loan Agreement, declare all obligations immediately due and payable, however, as of the date of this Report, the Lender has not made any such declaration.

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

On April 8, 2019, the Company entered into a Securities Purchase Agreement (“April SPA”) with Power Up for the purchase of a Convertible Promissory Note in the aggregate principal amount of $51,600 (“Note III”) and received net proceeds of $40,000, net of original issue discount of $8,600 and net origination fees of $3,000. The Note bears interest at 4% per annum and is due and payable on April 8, 2020.

On May 15, 2019, the Company entered into a Securities Purchase Agreement (“May SPA”) with the Investor for the purchase of a Convertible Promissory Note in the aggregate principal amount of $63,600 (“Note IV”) and received net proceeds of $50,000, net of original issue discount of $10,600 and net origination fees of $3,000. The Note bears interest at 4% per annum and is due and payable on April 8, 2020.

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

In connection with a subscription agreement dated April 23, 2019, during the three months ended June 30, 2019, the Company received cash proceeds of $300,000 from an investor for the purchase of 2,000,000 shares of the Company’s common stock at $0.15 per share.

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

Cash Flows

For the Six Months ended June 30, 2019 and 2018

The following table shows a summary of our cash flows for the six months ended June 30, 2019 and 2018.

	Six Months ended June 30,
	2019	2018
Net cash used in operating activities	$(632,467)	$(1,042,826)
Net cash provided by investing activities	$-	$187,401
Net cash provided by financing activities	$536,185	$1,307,500
Net (decrease) increase in cash	$(96,282)	$452,075
Cash - beginning of the period	$128,567	$46,448
Cash - end of the period	$32,285	$498,523

Net cash flow used in operating activities was $632,467 for the six months ended June 30, 2019 as compared net cash flow used in operating activities to $1,042,826 for the six months ended June 30, 2018, a decrease of $410,359.

Net cash flow used in operating activities for the six months ended June 30, 2019 primarily reflected a net loss of $4,021,701, which was then adjusted for the add-back of non-cash items consisting of depreciation and amortization of $12,872, stock-based compensation expense of $2,479,173, stock-based professional fees of $235,042, non-cash interest expense related to a put premium on convertible debt of $57,423, and the amortization of debt discount to interest expense of $14,142, and changes in operating assets and liabilities consisting primarily of an increase in accounts payable of $189,861, and increase in accrued expenses of $28,371, and an increase in accrued compensation of $370,905.

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

For the six months ended June 30, 2018, net cash flow provided by investing activities amounted to $187,401 as compared to net cash used in investing activities of $0 for the six months ended June 30, 2019. During the six months ended June 30, 2018, we received cash of $187,401 in connection with the merger transaction discussed elsewhere.

Net cash provided by financing activities was $536,185 for the six months ended June 30, 2019 as compared to $1,307,500 for the six months ended June 30, 2018. During the six months ended June 30, 2019, we received net proceeds from the sale of common stock of $300,000, proceeds from the collection of subscriptions receivable related to the exercise of stock options of $19,185, proceeds from a note payable of $25,000, and proceeds from convertible notes payable of $192,000. During the six months ended June 30, 2018, we received net proceeds from the sale of common stock of $1,267,500 and proceeds from the exercise of stock options of $40,000.

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

As of June 30, 2019, we determined that there was substantial doubt about our ability to maintain operations as a going concern.  Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital.  We will seek to raise capital through additional debt and/or equity financings to fund operations in the future. Although we have historically raised capital from sales of common shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that the company will need to curtail its operations.  Our unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

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

The following tables summarize our contractual obligations as of June 30, 2019, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-2 years	3-4 years	5 + years
Notes payable – related party	$400,000	$400,000	$-	$-	$-
Current and future interest on notes payable– related party	158,000	112,000	46,000	-	-
Note payable	25,000	25,000
Convertible notes payable	244,800	244,800
Total	$827,800	$781,800	$46,000	$-	$-

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2019, our disclosure controls and procedures were not effective.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with a subscription agreement dated April 23, 2019, during the three months ended June 30, 2019, we received cash proceeds of $300,000 from an investor for the purchase of 2,000,000 shares of the Company’s common stock at $0.15 per share.

On May 20, 2019, we entered into a six-month consulting agreement with an individual for business development services. In connection with this consulting agreement, we issued 500,000 restricted common shares of the Company to the consultant. These shares vest immediately. These shares were valued at $47,000, or $0.094 per common share, based on quoted closing price on the date of grant.

The above securities were issued in reliance upon the exemptions provided by Section 4(a) (2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2019, we were in default of certain requirements under a Loan Agreement with a principal amount of $400,000, including not meeting the requirement regarding minimum asset amount as defined therein. Upon the occurrence of such event of defaults, the Lender may, at its option and in accordance with the Loan Agreement, declare all obligations immediately due and payable, however, as of the date of this Report, the Lender has not made any such declaration. As of June 30, 2019 and as of the date of this report, we are in default on monthly interest payments of $39,748 and approximately $48,000, respectively.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization dated as of April 25, 2018, among WestMountain Alternative Energy, Inc., WETM Acquisition Corp. and C-Bond Systems, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2018, File No. 000-53029).
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s SB-2 Registration Statement filed with the SEC on January 2, 2008, File No. 333-148440).
3.2	First Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed with SEC on August 11, 2014, File No. 000-53029).
3.3	Second Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2018, File No. 000-53029).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 8, 2018, File No. 000-53029).
4.1	Convertible Promissory Note, dated February 13, 2019, with Power Up Lending Group Ltd., (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2019, File No.: 000-53029).
4.2	Convertible Promissory Note, dated March 4, 2019, with Power Up Lending Group Ltd., (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2019, File No.: 000-53029).
4.3	Convertible Promissory Note, dated April 8, 2019, with Power Up Lending Group Ltd., (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 12, 2019, File No.: 000-53029).
10.1	Securities Purchase Agreement, dated February 13, 2019, between C-Bond Systems, Inc., and Power Up Lending Group Ltd., (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2019, File No.: 000-53029).
10.2	Securities Purchase Agreement, dated March 4, 2019, between C-Bond Systems, Inc., and Power Up Lending Group Ltd., (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2019, File No.: 000-53029).
10.3+	Employee Agreement between C-Bond Systems, Inc., and Vince Pugliese dated effective March 1, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2019, File No.: 000-53029).
10.4	Securities Purchase Agreement, dated April 8, 2019, between C-Bond Systems, Inc., and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 12, 2019, File No.: 000-53029).
10.5	Securities Purchase Agreement, dated May 15, 2019, between C-Bond Systems, Inc., and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 17, 2019, File No.: 000-53029).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C-BOND SYSTEMS, INC.

Dated: August 12, 2019	By:	/s/ Scott R. Silverman
Scott R. Silverman
Chief Executive Officer (Principal Executive Officer)

Dated: August 12, 2019	By:	/s/ Vincent J. Pugliese
Vincent J. Pugliese
Chief Financial Officer (Principal Financial Officer)