Form 10-Q
period 2019-09-30
C-Bond Systems, Inc
filed 2019-11-14
CIK 1421636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2019

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company “, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

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

There were 111,939,633 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding as of November 14, 2019.

C-BOND SYSTEMS, INC.

FORM 10-Q

September 30, 2019

i

PART I - FINANCIAL INFORMATION

References in this document to “us,” “we,” or “Company” refer to C-Bond Systems, Inc.

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$101,487	$128,567
Accounts receivable, net	46,223	91,319
Inventory	15,905	8,977
Prepaid expenses and other current assets	31,070	31,199

Total Current Assets	194,685	260,062

OTHER ASSETS:
Property, plant and equipment, net	38,197	57,405
Security deposit	7,132	8,977

Total Other Assets	45,329	66,382

TOTAL ASSETS	$240,014	$326,444

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Notes payable - related party	$400,000	$400,000
Note payable	12,500	-
Convertible notes payable, net	25,000	-
Accounts payable	668,388	507,058
Accrued expenses	89,751	46,278
Accrued compensation	404,927	188,231
Derivative liability	603,725	-

Total Current Liabilities	2,204,291	1,141,567

Total Liabilities	2,204,291	1,141,567

Commitments and Contingencies (See Note 10)

SHAREHOLDERS’ DEFICIT:
Preferred stock: $0.10 par value, 1,000,000 shares authorized; none issued and outstanding at September 30, 2019 and December 31, 2018, respectively	-	-
Common stock: $0.001 par value, 500,000,000 shares authorized; 108,589,633 and 80,459,006 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	108,590	80,459
Additional paid-in capital	36,509,774	31,863,693
Accumulated deficit	(38,582,641)	(32,759,275)

Total Shareholders’ Deficit	(1,964,277)	(815,123)

Total Liabilities and Shareholders’ Deficit	$240,014	$326,444

See accompanying notes to unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

SALES	$171,383	$89,301	$416,178	$230,586

COST OF SALES (excluding depreciation expense)	30,230	15,998	86,367	44,010

GROSS PROFIT	141,153	73,303	329,811	186,576

OPERATING EXPENSES:
Compensation and related benefits (including stock-based compensation of $913,348 and $1,836,653 for the three months ended September 30, 2019 and 2018, and $3,392,522 and $5,101,319 for the nine months ended September 30, 2019 and 2018, respectively)	1,252,366	2,161,564	4,573,248	5,903,804
Research and development	3,525	80,376	23,925	148,981
Professional fees	171,882	213,386	681,986	776,618
General and administrative expenses	106,628	112,436	352,962	311,596

Total Operating Expenses	1,534,401	2,567,762	5,632,121	7,140,999

LOSS FROM OPERATIONS	(1,393,248)	(2,494,459)	(5,302,310)	(6,954,423)

OTHER EXPENSES:
Gain (loss) on debt extinguishment	31,009	-	31,009	(383,475)
Derivative expense	(381,005)	-	(381,005)	-
Settlement expense	-	(200,000)	-	(200,000)
Interest expenses	(58,421)	-	(171,060)	(49,003)

Total Other Expenses	(408,417)	(200,000)	(521,056)	(632,478)

NET LOSS	$(1,801,665)	$(2,694,459)	$(5,823,366)	$(7,586,901)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.02)	$(0.04)	$(0.07)	$(0.11)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	102,189,132	75,591,641	88,146,289	68,041,147

See accompanying notes to unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	# of Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	80,459,006	$80,459	$31,863,693	$(32,759,275)	$(815,123)
Common shares issued for services and prepaid services	685,060	685	113,775	-	114,460
Accretion of stock-based compensation	-	-	909,375	-	909,375
Stock option exercise compensation	-	-	7,500	-	7,500
Accretion of stock option and warrant expense	-	-	586,934	-	586,934
Net loss	-	-	-	(2,360,423)	(2,360,423)
Balance, March 31, 2019	81,144,066	81,144	33,481,277	(35,119,698)	(1,557,277)
Common shares issued for cash	2,000,000	2,000	298,000	-	300,000
Common shares issued for services and prepaid services	500,000	500	46,500	-	47,000
Accretion of stock-based compensation	-	-	519,792	-	519,792
Accretion of stock option and warrant expense	-	-	589,029	-	589,029
Net loss	-	-	-	(1,661,278)	(1,661,278)
Balance, June 30, 2019	83,644,066	83,644	34,934,598	(36,780,976)	(1,762,734)
Common shares issued for cash	7,750,000	7,750	322,250	-	330,000
Issuance of warrants in connection with convertible debt	-	-	44,530	-	44,530
Common shares issued for accrued compensation	6,400,000	6,400	267,600		274,000
Common shares issued for debt conversion	295,567	296	11,704		12,000
Common shares issued for services and prepaid services	10,500,000	10,500	(10,500)	-	-
Accretion of stock-based compensation	-	-	416,667	-	416,667
Accretion of stock option and warrant expense	-	-	522,925	-	522,925
Net loss	-	-	-	(1,801,665)	(1,801,665)
Balance, Septemer 30, 2019	108,589,633	$108,590	$36,509,774	$(38,582,641)	$(1,964,277)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	# of Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2017	45,717,635	$45,717	$22,127,796	$(22,854,556)	$(681,043)
Shares issued for conversion of accrued compensation	12,694,893	12,695	650,760	-	663,455
Common shares issued for conversion of debt	136,894	137	105,696	-	105,833
Common shares issued for services	80,843	81	68,669	-	68,750
Beneficial conversion feature on convertible note payable	-	-	260,000	-	260,000
Stock option exercise compensation	-	-	15,000	-	15,000
Exercise of stock options	323,373	323	9,677	-	10,000
Accretion of stock option expense	-	-	1,444,933	-	1,444,933
Net loss	-	-	-	(2,286,848)	(2,286,848)
Balance, March 31, 2018	58,953,638	58,953	24,682,531	(25,141,404)	(399,920)
Recapitalization of Company	9,106,250	9,106	178,295	-	187,401
Common shares issued for cash	3,132,337	3,132	1,264,368	-	1,267,500
Common shares issued for services	3,283,732	3,284	16,716	-	20,000
Accretion of stock-based compensation	-	-	389,583	-	389,583
Common shares issued for settlement	315,957	316	268,378	-	268,694
Stock option exercise compensation	-	-	15,000	-	15,000
Exercise of stock options	970,119	971	29,029	-	30,000
Forfeiture of non-vested shares	(485,060)	(485)	485	-	-
Accretion of stock option expense	-	-	1,058,855	-	1,058,855
Net loss	-	-	-	(2,605,594)	(2,605,594)
Balance, June 30, 2018	75,276,973	75,277	27,903,240	(27,746,998)	231,519
Common shares issued for services	25,000	25	9,975	-	10,000
Accretion of stock-based compensation	-	-	609,374	-	609,374
Common shares issued for settlement	500,000	500	199,500	-	200,000
Stock option exercise compensation	-	-	15,000	-	15,000
Exercise of stock options	1,195,403	1,195	89,380	-	90,575
Accretion of stock option expense	-	-	1,282,696	-	1,282,696
Net loss	-	-	-	(2,694,459)	(2,694,459)
Balance, September 30, 2018	76,997,376	$76,997	$30,109,165	$(30,441,457)	$(255,295)

See accompanying notes to consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,823,366)	$(7,586,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	19,208	25,937
Bad debt expense (recovery)	-	(915)
Amortization of debt discount to interest expense	49,042	40,691
Stock-based compensation	3,392,522	5,101,319
Stock-based professional fees	292,785	80,417
Settlement expense	-	200,000
(Gain) loss on debt extinguishment	(31,009)	380,171
Interest expense related to put premium on convertible debt	57,423	-
Derivative expense	381,005	-
Change in operating assets and liabilities:
Accounts receivable	45,096	35,777
Inventory	(6,928)	1,470
Prepaid expenses and other assets	11,164	771
Accounts payable	161,330	207,693
Accrued expenses	51,097	1,389
Accrued compensation	490,696	37,321
NET CASH USED IN OPERATING ACTIVITIES	(909,935)	(1,474,860)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in recapitalization	-	187,401
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	187,401

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	630,000	1,267,500
Proceeds from exercise of stock options	19,185	110,000
Proceeds from note payable	25,000	-
Repayment of note payable	(12,500)
Repayment of convertible note payable	(238,080)	(260,000)
Proceeds from convertible notes payable	459,250	260,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	882,855	1,377,500

NET (DECREASE) INCREASE IN CASH	(27,080)	90,041
CASH, beginning of period	128,567	46,448
CASH, end of period	$101,487	$136,489

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$8,018	$6,696
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature reflected in debt discount	$-	$260,000
Common stock issued as prepaid for services	$161,460	$18,333
Common stock issued for accrued compensation	$274,000	$392,577
Exercise of stock options for accrued compensation	$-	$20,575
Common stock issued for debt and accrued interest	$12,000	$105,833
Common stock issued for accrued settlement	$-	$114,915
Increase in debt discount and derivative liability	$222,720	$-
Increase in debt discount and paid-n capital for warrants	$44,530	$-

See accompanying notes to unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Going concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss of $5,823,366 and $7,586,901 for the nine months ended September 30, 2019 and 2018, respectively. The net cash used in operations was $909,935 and $1,474,860 for the nine months ended September 30, 2019 and 2018, respectively. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $38,582,641, $1,964,277 and $2,009,606, respectively, at September 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the nine months ended September 30, 2019 and 2018 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the fair value of derivative liabilities, the value of beneficial conversion features, and the fair value of non-cash equity transactions.

Fair value of financial instruments and fair value measurements

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (the “FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2019. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2—Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3—Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, notes payable – related party, convertible note payable, accounts payable, accrued expenses, accrued compensation, and subscription payable approximate their fair market value based on the short-term maturity of these instruments.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018 is as follows:

	At September 30, 2019			At December 31, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	-	-	603,725	-	-	-

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

A roll forward of the level 3 valuation financial instruments is as follows:

	For the Nine Months Ended September 30,
	2019	2018
Balance at beginning of period	$-	$-
Initial valuation of derivative liabilities included in debt discount	222,720	-
Initial valuation of derivative liabilities included in derivative expense	371,103	-
Change in fair value included in derivative expense	9,902	-
Balance at end of period	$603,725	$-

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

Derivative financial instruments

The Company has certain financial instruments that are embedded derivatives. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10-05-4, Derivatives and Hedging and 815-40, Contracts in Entity’s Own Equity.. This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on extinguishment.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The guidance was adopted as of January 1, 2019 and the Company elected to record the effect of this adoption, if any, retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the condensed consolidated balance sheet as of the beginning of 2019, the period which the amendment is effective. The adoption of ASU No. 2017-11 had no effect on the Company’s financial position or results of operations and there was no cumulative effect adjustment.

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

Shipping and handling costs

Shipping and handling costs incurred for product shipped to customers are included in general and administrative expenses and amounted to $27,715 and $12,197 for the nine months ended September 30, 2019 and 2018, respectively. Shipping and handling costs charged to customers are included in sales.

Warranty liability

The Company provides limited warranties on its products for product defects for periods ranging from 12 months to the life of the product. Warranty costs may include the cost of product replacement, refunds, labor costs and other costs. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 12 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets and amounted $27,003 and $24,190 at September 30, 2019 and December 31, 2018, respectively. For the nine months ended September 30, 2019 and 2018, warranty expense amounted to $4,650 and $4,478, respectively, and is included in cost of sales on the accompanying unaudited condensed consolidated statements of operations. For the nine months ended September 30, 2019 and 2018, a roll forward of warranty liability is as follows:

	For the Nine months Ended September 30,
	2019	2018
Balance at beginning of period	$24,190	$21,935
Increase in estimated warranty liability	4,650	4,478
Warranty expenses incurred	(1,837)	(5,047)
Balance at end of period	$27,003	$21,366

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Research and development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and includes costs such as labor, materials, and other allocated costs incurred. For the nine months ended September 30, 2019 and 2018, research and development costs incurred in the development of the Company’s products were $23,925 and $148,981, respectively, and are included in operating expenses on the accompanying unaudited condensed consolidated statements of operations.

Advertising costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the nine months ended September 30, 2019 and 2018, advertising costs charged to operations were $31,692 and $10,082, respectively and are included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which have been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2019, and December 31, 2018, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2015. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of September 30, 2019 and December 31, 2018.

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

September 30, 2019

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

All potentially dilutive common shares were excluded from the computation of diluted common shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	September 30, 2019	September 30, 2018
Convertible notes	16,666,667	-
Stock options	11,445,698	13,164,213
Warrants	1,750,000	-
Non-vested, forfeitable common shares	16,375,299	-

Segment reporting

During the nine months ended September 30, 2019 and 2018, the Company operated in one business segment.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

NOTE 3 – ACCOUNTS RECEIVABLE

At September 30, 2019 and December 31, 2018, accounts receivable consisted of the following:

	September 30, 2019	December 31, 2018
Accounts receivable	$46,223	$91,319
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$46,223	$91,319

For the nine months ended September 30, 2019 and 2018, bad debt (recovery) expense amounted to $0 and $(915), respectively.

NOTE 4 – INVENTORY

At September 30, 2019 and December 31, 2018, inventory consisted of the following:

	September 30, 2019	December 31, 2018
Raw materials	$13,234	$6,149
Finished goods	2,671	2,828
Inventory	$15,905	$8,977

NOTE 5 – PROPERTY AND EQUIPMENT

At September 30, 2019 and December 31, 2018, property and equipment consisted of the following:

	Useful Life	2019	2018

Machinery and equipment	5 - 7 years	$52,184	$52,184
Furniture and office equipment	3 - 7 years	45,063	45,063
Vehicles	5 years	68,341	68,341
Leasehold improvements	3 years	16,701	16,701
		182,289	182,289
Less: accumulated depreciation		(144,092)	(124,884)
Property and equipment, net		$38,197	$57,405

For the nine months ended September 30, 2019 and 2018, depreciation and amortization expense is included in general and administrative expenses and amounted to $19,208 and $25,937, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

February to May 2019 Financings

From February 13, 2019 to May 15, 2019, the Company entered into four Securities Purchase Agreements (the “SPAs”) with an Accredited Investor (“Investor”) for the purchase of a Convertible Promissory Notes in the aggregate principal amount of $244,800 and received net proceeds of $192,000, net of original issue discount of $40,800 and net of origination fees of $12,000.  These Notes bear interest rate ranging from 4% per annum to 12% per annum and were due and payable through May 2020.  The Notes were convertable by the Investor after six months from each respective Note date into shares of the Company’s common stock (as determined in the Note) at a price equal to 81% of the average of the lowest two closing bid prices of the common stock as reported on the OTC Link ATS owned by OTC Markets Group for the 10 prior trading days. The Company may prepay the Notes at any time prior to the six-month anniversary, subject to pre-payment charges as detailed in the Notes. The SPAs and Notes contain customary representations, warranties and covenants, including certain restrictions on the Company’s ability to sell, lease or otherwise dispose of any significant portion of its assets. Investor also has the right of first refusal with respect to any future equity (or debt with an equity component) offerings of less than $100,000 conducted by the Company until the six-month anniversary of the Note. The SPA and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties, proceedings, delinquency in periodic report filings with the SEC, and cross default with other agreements. In the event of default, at the option of the Investor and in the Investor’s sole discretion, the Investor may consider the Note immediately due and payable. The Company has accounted for these convertible promissory notes as stock settled debt under ASC 480 and recorded an aggregate debt premium of $57,423 with a charge to interest expense. On August 15, 2019, the Company issued 295.567 shares of its common stock upon conversion of principal balance of $12,000.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

On September 6, 2019, the Company satisfied in full all remaining convertible promissory note obligations with this accredited investor including all Notes and accrued interest for a cash payment of $238,080. In connection with this debt extinguishment, the Company reversed all put premiums recorded and debt remaining debt discounts and recorded a gain on debt extinguishment of $31,009.

September 2019 Financing

On September 6, 2019, the Company closed a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor. Pursuant to the terms of the Purchase Agreement, the Company issued and sold to this investor a convertible promissory note in the aggregate principal amount of $300,000 (the “Note”), and a warrant to purchase up to 750,000 shares of the Company’s common stock (the “Warrant”). The Company received net proceeds of $267,250, net of original issue discount of $30,000 and origination fees of $2,750. The Note bears interest at 12% per annum and becomes due and payable on June 6, 2020.

In accordance with the SPA and the Note, subject to the adjustments as defined in the SPA and Note, the conversion price (the “Conversion Price”) shall equal the lesser of: (i) the lowest Trading Price (as defined below) during the previous twenty-five Trading Day period ending on the latest complete Trading Day prior to the date of this Note, and (ii) the Variable Conversion Price (as defined below) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company). The “Variable Conversion Price” shall mean 60% multiplied by the Market Price (as defined herein) (representing a discount rate of 40%). “Market Price” means the lowest Trading Price (as defined below) for the Company’s common stock during the twenty-five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the lesser of: (i) the lowest trade price on the applicable trading market as reported by a reliable reporting service (“Reporting Service”) designated by the Holder or (ii) the closing bid price on the applicable trading market as reported by a Reporting Service designated by the Holder. The Company may prepay the Note at any time prior to its six-month anniversary, subject to pre-payment charges as detailed in the Note.

The SPA and Note contain customary representations, warranties and covenants, including certain restrictions on the Company’s ability to sell, lease or otherwise dispose of any significant portion of its assets. The Investor also has the right of first refusal with respect to any future equity (or debt with an equity component) offerings conducted by the Company until the 12-month anniversary of the Closing. The SPA and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties, bankruptcy or insolvency proceedings, delinquency in periodic report filings with the Securities and Exchange Commission, and cross default with other agreements. Upon the occurrence of an event of default, this investor may declare the outstanding obligations due and payable at significant applicable default rates and take such other actions as set forth in the Note.

The Warrant is exercisable at any time on or after the date of the issuance and entitles this investor to purchase shares of the Company’s common stock for a period of five years from the initial date the warrants become exercisable. Under the terms of the Warrant, the holder is entitled to exercise the Warrant to purchase up to 750,000 shares of the Company’s common stock at an initial exercise price of $0.10, subject to adjustment as detailed in the Warrant.

This Note and related Warrants include a down-round provision under which the Note conversion price and warrant exercise price could be affected on a full-ratchet basis by future equity offerings undertaken by the Company.

In connection with the issuance of the Note, the Company determined that the terms of the Note contain terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of ASC 815-40 - Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option contained in the convertible instrument were accounted for as derivative liability at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives was determined using the Binomial valuation model. At the end of each period and on the date that debt is converted into common shares, the Company revalues the embedded conversion option derivative liabilities. In connection with the issuance of this Note, during the nine months ended September 30, 2019, on the initial measurement date, the fair values of the embedded conversion option derivative of $593,823 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Note of $222,720, with the remainder of $371,103 charged to current period operations as initial derivative expense. At the end of the period, the Company revalued the embedded conversion option derivative liabilities and recorded a derivative expense of $9,901, In connection with the revaluation and the initial derivative expense, the Company recorded an aggregate derivative expense of $381,005 during the three and nine months ended September 30, 2019.

In connection with the warrants issued in connection with this Note, the Company determined that the terms of the warrants contain terms that are fixed monetary amounts at inception and, accordingly, the warrants were not considered derivatives. The fair value of the warrants was determined using the Binomial valuation model. In connection with the issuance of the warrants, on the initial measurement date, the relative fair value of the warrants of $44,530 was recorded as a debt discount and an increase in paid-in capital.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

During the nine months ended September 30, 2019, the fair value of the derivative liabilities and warrants was estimated using the Binomial valuation model with the following assumptions:

2019
Dividend rate	—%
Term (in years)	0.75 to 5.00 years
Volatility	275.8 to 280.8%
Risk—free interest rate	1.42% to 1.75%

For the nine months ended September 30, 2019 and 2018, interest expense related to convertible notes and warrants amounted to $116,555 and $0, including amortization of debt discount and debt premium charged to interest expense of $106,465 and $40,691, respectively.

The weighted average interest rate on the above notes and notes payable – related party (see note 7) during the nine months ended September 30, 2019 was 12.8%.

At September 30, 2019 and December 31, 2018, convertible notes consisted of the following:

	September 30, 2019	December 31, 2018
Principal amount	$300,000	$-
Less: unamortized debt discount	(275,000)	-
Convertible notes payable, net	$25,000	$-

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

Commencing on January 10, 2019 and on or before the l0th day of each month thereafter, the Company shall pay Lender all interest accrued on outstanding principal under the Loan Agreement and Notes as of the end of the month then concluded. Upon the occurrence of any Event of Default and at any time thereafter, Lender may, at its option, declare any and all Obligations immediately due and payable without demand or notice. As of September 30, 2019 and December 31, 2018, the Company did not meet the Minimum Asset Amount covenant as defined in the Loan Agreement, failed to timely pay interest payments due, and has violated other default provisions. Accordingly, the note balance due of $400,000 has been reflected as a current liability on the accompanying unaudited condensed consolidated balance sheet.

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

For the nine months ended September 30, 2019 and 2018, interest expense related to this Note amounted to $53,852 and $0, respectively.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

NOTE 8 – NOTE PAYABLE

On April 26, 2019, the Company entered into a Promissory Note (“Promissory Note”) with an accredited investor in the aggregate principal amount of $25,000 and received net proceeds of $25,000. The Promissory Note bears interest at 4% per annum and is due and payable on April 26, 2020 (the “Maturity Date”). At the time the Promissory Note reaches its Maturity Date, the holder and the Company will discuss and mutually agree on potential conversion rights of the holder, including pricing, method of conversion, etc. At any time during which the Promissory Note is outstanding, the Company may prepay the Note in full, without penalty. The Promissory Note provides for certain events of default, including, among other things, payment defaults, bankruptcy, liquidation, and cessation of operations. In the event of default, the holder shall be entitled to an injunction or injunctions restraining, preventing or curing any breach of this Promissory Note and to enforce specifically the terms and provisions thereof, without the necessity of showing economic loss and without any bond or other security being required. In September 2019, the Company repaid $12,500 this note. At September 30, 2019, note payable amounted to $12,500. In October 2019, the remaining balance of $12,500 was repaid.

NOTE 9 - SHAREHOLDERS’ DEFICIT

Sale of common stock

In connection with a subscription agreement dated April 23, 2019, during the nine months ended September 30, 2019, the Company received cash proceeds of $300,000 from an investor for the purchase of 2,000,000 shares of the Company’s common stock at $0.15 per share.

In connection with subscription agreements, during the nine months ended September 30, 2019, the Company received cash proceeds of $330,000 from investors for the purchase of 7,750,000 shares of the Company’s common stock at prices ranging from $0.04 to $0.05 per share.

Issuance of common shares for services

On March 12, 2019, the Company entered into a consulting agreement for advisory services to be rendered. In connection with this consulting agreement, the Company issued 485,060 restricted vested common shares of the Company to a consultant for services to be rendered. These shares were valued at $82,460, or $0.17 per common share, based on quoted closing price on the date of grant. In connection with this consulting agreement, during the nine months ended September 30, 2019, the Company recorded stock-based professional fees of $82,460.

On March 14, 2019, the Company entered into an Advisory Board Agreement and a related Restricted Stock Award Agreement with an advisor (the “Advisor”) to act as a member of the Company’s advisory board. The Advisory Board Agreement has a term of one year and will renew automatically unless terminated by either party. In connection with this advisory agreement, the Company issued 200,000 restricted common shares of the Company to the Advisor under its 2018 Long Term Incentive Plan. These shares will vest on the first anniversary date of the Restricted Stock Award Agreement. If the Advisor’s employment is terminated for any reason, these shares will immediately be forfeited. In the event of a change of control, the employee shall be 100% vested in all shares of restricted shares subject to these Agreements. These shares were valued at $32,000, or $0.16 per common share, based on quoted closing price on the date of grant. In connection with this Advisory Board Agreement, during the nine months ended September 30, 2019, the Company recorded stock-based professional fees of $17,333 and at September 30, 2019 and prepaid expenses of $14,667, which will be amortized over the remaining one-year vesting period.

On May 20, 2019, the Company entered into a six-month consulting agreement with an individual for business development services. In connection with this consulting agreement, the Company issued 500,000 restricted common shares of the Company to the consultant. These shares vest immediately. These shares were valued at $47,000, or $0.094 per common share, based on quoted closing price on the date of grant. In connection with this consulting agreement, the Company recorded stock-based professional fees of $33,292 and prepaid expenses of $13,708, which will be amortized over the remaining service period.

On July 29, 2019, the Company entered into restricted stock award agreements (the “Restricted Stock Award Agreements”) with executive officers and employees. Pursuant to the Restricted Stock Award Agreements, the Company agreed to grant restricted stock awards for an aggregate of 10,500,000 common shares of the Company which were valued at $525,000, or $0.05 per common share, based on contemporaneous common share sales. These shares will vest on May 1, 2020. If the employee’s employment is terminated for any reason, these shares will immediately be forfeited. In the event of a change of control, the employee shall be 100% vested in all shares of restricted shares subject to these Agreements. Each executive officer and employee shall have the right to vote the restricted shares awarded to them and to receive and retain all regular dividends paid in cash or property (other than retained distributions), and to exercise all other rights, powers and privileges of a holder of shares of the stock, with respect to such restricted shares, with the exception that (a) the employee shall not be entitled to delivery of the stock certificate or certificates or electronic book entries representing such restricted shares until the shares are vested, (b) the Company shall retain custody of all retained distributions made or declared with respect to the restricted shares until such time, if ever, as the restricted shares have become vested, and (c) the employee may not sell, assign, transfer, pledge, exchange, encumber, or dispose of the restricted shares. These shares shall be considered outstanding for legal purposes but shall be excluded from basic earnings per share until vesting occurs. In connection with these shares, the Company shall record stock-based compensation over the vesting period.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

The following table summarizes activity related to non-vested shares:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2018	5,998,672	$0.61
Granted	10,700,000	0.05
Shares vested	(323,373)	(0.85)
Forfeited	-	-
Non-vested, September 30, 2019	16,375,299	$0.24

During the nine months ended September 30, 2019 and 2018, aggregate accretion of stock-based compensation expense on granted non-vested shares amounted to $1,845,834 and $973,957, respectively. Total unrecognized compensation expense related to these unvested common shares at September 30, 2019 amounted to $431,248 which will be amortized over the remaining vesting period.

Shares issued for deferred compensation

On July 12, 2019, the Company’s Chief Executive Officer, elected to convert $80,000 of deferred compensation owed to him into 2,000,000 shares of the Company’s common stock at $0.04 per share. On July 18, 2019, the Company’s President and Chief Operating Officer, elected to convert $80,000 of deferred compensation owed to him into 2,000,000 shares of the Company’s common stock at $0.04 per share. The fair market value of these shares of $0.04 per share is based on contemporaneous common share sales. Since the deferred compensation was converted at fair value, no gain or loss was recorded. These shares are issued under the Company’s 2018 Long-Term Incentive Plan and are restricted as to resale until May 1, 2020.

On July 18, 2019, two employees of the Company elected to convert an aggregate of $24,000 of deferred compensation owed to them into 600,000 shares of the Company’s common stock at $0.04 per share, the fair market value of these shares based on contemporaneous common share sales. Since the deferred compensation was converted at fair value, no gain or loss was recorded. These shares are issued under the Company’s 2018 Long-Term Incentive Plan and are restricted as to resale until May 1, 2020.

On July 29, 2019, the Company’s Chief Executive Officer, elected to convert $40,000 of deferred compensation owed to him into 800,000 shares of the Company’s common stock at $0.05 per share. On July 29, 2019, the Company’s President and Chief Operating Officer, elected to convert $50,000 of deferred compensation owed to him into 1,000,000 shares of the Company’s common stock at $0.05 per share. The fair market value of these shares of $0.05 per share is based on contemporaneous common share sales. Since the deferred compensation was converted at fair value, no gain or loss was recorded. These shares are issued under the Company’s 2018 Long-Term Incentive Plan and are restricted as to resale until May 1, 2020.

Common share exercise compensation

As compensation for services commencing on February 1, 2016 and continuing through February 14, 2019, on December 27, 2016, the Company granted a stock option exercise right to an employee of the Company, whereby the employee will receive a credit of $5,000 per month towards the cash required to exercise his 750,000 options at $0.31 per share. Accordingly, the employee can exercise options on a cashless basis up to the amount he has been credited. As of September 30, 2019 and December 31, 2018, the employee was credited $182,500 and $175,000 towards the options exercise, respectively. No cash disbursement will be required by the Company under this provision. The Company recognized compensation expense of $7,500 and $30,000 during the nine months ended September 30, 2019 and 2018, respectively, with a corresponding increase to shareholders’ equity.

Common stock issued for debt conversion

On August 15, 2019, the Company issued 295,567 shares of its common stock upon the partial conversion of a convertible note principal balance of $12,000 at the contractual conversion price (see Note 6).

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Stock options

In connection with the exercise of stock options in 2018, in January 2019, the Company collected a subscription receivable $19,185.

For the nine months ended September 30, 2019 and 2018, the Company recorded $1,539,188 and $3,786,484 of compensation expense related to stock options, respectively. Total unrecognized compensation expense related to unvested stock options at September 30, 2019 amounted to $853,572. The weighted average period over which stock-based compensation expense related to these options will be recognized is approximately 1 year.

Stock option activities for the nine months ended September 30, 2019 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2018	11,445,698	$0.30
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance Outstanding, September 30, 2019	11,445,698	$0.30	5.86	$50,400
Exercisable, September 30, 2019	10,401,862	$0.30	5.64	$50,400

Warrants

On March 14, 2019, the Company entered into a letter agreement (“Letter Agreement”) with Dinosaur Financial Group, LLC (“Dinosaur”), to act as the Company’s financial advisor and agent for raising investment capital through a private placement (or pursuant to an alternate form of capital investment or capital transaction). For services rendered under the Letter Agreement, Dinosaur shall receive cash fees of up to seven percent of funds raised and the Company shall sell to Dinosaur, and Dinosaur shall purchase from the Company, for $0.001 per each share of common stock covered, warrants to purchase an equal proportion of warrants to the number of shares issued or issuable to investors in the private placement. Additionally, per the terms of the Letter Agreement, upon signing of the agreement, the Company shall sell to Dinosaur, and Dinosaur shall purchase from the Company for $0.001 per each share of common stock covered, warrants (the “Warrants”) to purchase 1,000,000 shares of C-Bond Common Stock, granted in three successive tranches as outlined below, with an exercise price of $0.18 or current market price at the time, whichever is lower, as set forth in the Letter Agreement. Upon signing of the Letter Agreement, Dinosaur received Warrants to purchase 200,000 shares of the Company’s common stock at $0.18 per share. On June 14, 2019, the three-month anniversary of the Letter Agreement, Dinosaur received Warrants to purchase 400,000 shares of the Company’s common stock at $0.08 per share. On the six-month anniversary of the Letter Agreement, Dinosaur received Warrants to purchase 400,000 shares of the Company’s common stock at $0.05 per share. The Warrants shall be exercisable over a five-year term from date each tranche date and shall be assignable to others at Dinosaur’s discretion. In the event either party terminates the Letter agreement before the three or six month anniversary, the Company has no obligation to sell the common stock or related Warrants referenced herein. These warrants were valued at the grant date using a Black-Scholes option pricing model with the following assumptions; risk-free interest rate of 2.43%, expected dividend yield of 0%, expected warrant term of five years, and an expected volatility of 275.0%. The aggregate grant date fair value of these awards amounted to $159,700. The Company recognizes compensation cost for unvested stock-based warrant awards on a straight-line basis over the requisite service period. For the nine months ended September 30, 2019 and 2018, the Company recorded $159,700 and $0 of stock-based professional fees related to stock warrants, respectively.

On September 6, 2019, in connection with a Purchase Agreement with an accredited investor (See Note 6), the Company issued a warrant to purchase up to 750,000 shares of the Company’s common stock (the “Warrant”). The Warrant is exercisable at any time on or after the date of the issuance and entitles this investor to purchase shares of the Company’s common stock for a period of five years from the initial date the warrants become exercisable. Under the terms of the Warrant, the holder is entitled to exercise the Warrant to purchase up to 750,000 shares of the Company’s common stock at an initial exercise price of $0.10, subject to adjustment as detailed in the Warrant. In connection with the issuance of the warrants, on the initial measurement date, the relative fair value of the warrants of $44,530 was recorded as a debt discount and an increase in paid-in capital (See Note 6).

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Warrant activities for the nine months ended September 30, 2019 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2018	-	$-	-	$-
Granted	1,750,000	0.09
Cancelled	-	-
Balance Outstanding September 30, 2019	1,750,000	$0.09	4.84	$0
Exercisable, September 30, 2019	1,750,000	$0.09	4.84	$0

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

The aggregate number of shares of common stock and number of shares of the Company’s common stock that may be subject to incentive stock options granted under the 2018 Plan is 50,000,000 shares, of which 11,445,698 shares have been issued or granted under incentive stock options and 13,950,000 shares of restricted stock have been issued as of September 30, 2019. All shares underlying grants are expected to be issued from the Company’s unissued authorized shares available.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of September 30, 2019, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

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

September 30, 2019

(Unaudited)

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

In the event that the Company terminates the term of Mr. Pugliese’s employment hereunder without Cause or for “good reason” (as defined in this employment agreement) by Mr. Pugliese, then in such event:

(A)	Mr. Pugliese will retain and vest immediately all stock options/grants previously granted and will be exercisable over a ten-year period;

(B)	the Company shall pay any benefits but not limited to accrued and deferred base salary, commissions and expense reimbursements then owed or accrued plus eighteen (18) months of the current Base Salary, and any unreimbursed expenses incurred through the termination date, and each of which shall be paid on the termination date (in cash and/or stock as mutually agreed between the Parties)

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

Licensing agreement

Pursuant to an agreement dated April 8, 2016, between the Company and Rice University, Rice University has granted a non-exclusive license to the Company, in nanotube-based surface treatment for strengthening glass and related materials under Rice’s intellectual property rights, to use, make, distribute, offer and sell the licensed products specified in the agreement. In consideration for which, the Company had to pay a one-time non-refundable license fee of $10,000 and royalty payments of 5% of net sales of the licensed products during the term of the agreement and a sell-off period of 180 days from termination, In addition, the Company is required to pay for the maintenance of the patents, This agreement will continue until the expiration of the last to expire of the licensed property rights, unless terminated earlier in accordance with the terms of the agreement. There have been no royalty payments paid or due through September 30, 2019.

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

September 30, 2019

(Unaudited)

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

The Company places its cash in banks at levels that, at times, may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of September 30, 2019 and December 31, 2018. The Company has not experienced any losses in such accounts through September 30, 2019.

Geographic concentrations of sales

For the nine months ended September 30, 2019 and 2018, approximately 81% of all sales were in the United States. No other geographical area accounting for more than 10% of total sales during the nine months ended September 30, 2019 and 2018.

Customer concentrations

For the nine months ended September 30, 2019, one customer accounted for approximately 20.1% of total sales. For the nine months ended September 30, 2018, three customers accounted for approximately 37.8% of total sales (16.0%, 11.2%, and 10.6%, respectively). A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition. At September 30, 2019, four customers accounted for 87.8% (33.8%, 18.4%, 25.0% and 10.6%, respectively) of the total accounts receivable balance.

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

September 30, 2019

(Unaudited)

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

Transaction Price

The Company agrees with its customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances and freight. In the Company’s contracts with customers, the Company allocates the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Returns of the Company’s product by its customers are permitted only when the product is not to specification and were not material for the nine months ended September 30, 2019 and 2018. Any sales tax, value added tax, and other tax the Company collects concurrently with its revenue-producing activities are excluded from revenue.

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

Revenue Disaggregation

The Company tracks its revenue by product. The following table summarizes our revenue by product for the nine months ended September 30, 2019 and 2018:

	For the Nine months Ended September 30, 2019	For the Nine months Ended September 30, 2018
C-Bond I multi-purpose and BRS ballistic resistant glass protection systems	$300,501	$155,443
C-Bond Nanoshield solution sales	89,381	69,039
Installation and other services	10,409	-
Freight and delivery	15,887	6,104
Total	$416,178	$230,586

NOTE 13 – SUBSEQUENT EVENT

Designation of Series A Preferred shares

On October 16, 2019, the Company filed an Amendment to its Articles of Incorporation to designate a series of preferred stock, the Series A Convertible Preferred Stock, with the Secretary of State of the State of Colorado.

The Certificate of Designations established 800,000 shares of the Series A Preferred Stock, par value $0.10, having such designations, preferences, and rights as determined by the Company’s Board of Directors in its sole discretion, in accordance with the Company’s Articles of Incorporation and Amended and Restated Bylaws. The Certificate of Designations, Preferences, Rights, and Limitations of Series A Convertible Preferred Stock (“Certificate of Designations”) provides that the Series A Convertible Preferred Stock shall have no right to vote on any matters on which the common shareholders are permitted to vote. The Series A Convertible Preferred Stock ranks senior with respect to dividends and right of liquidation to the Company’s common stock and junior with respect to dividends and right of liquidation to all existing and future indebtedness of the Company and existing and outstanding preferred stock of the Company. Each share of Series A Preferred Stock shall have a stated value of $1.00 (the “Stated Value”).

Each share of Series A Preferred Stock will carry an annual dividend in the amount of 4% of the Stated Value (the “Divided Rate”), which shall be cumulative and compounded daily, payable solely upon redemption, liquidation or conversion. Upon the occurrence of an Event of Default, the Dividend Rate shall automatically increase to 22%.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

At any time during the periods set forth on the table immediately following this paragraph (the “Redemption Periods”) provided that an Event of Default has not occurred, the Company will have the right, at the Company’s option, to redeem all or any portion of the shares of Series A Preferred Stock for an amount equal to (i) the total number of Series A Preferred Stock held by the applicable Holder multiplied by (ii) the Stated Value plus the Adjustment Amount, (the “Optional Redemption Amount”). After the expiration of 180 days following the Issuance Date of the applicable shares of Series A Preferred Stock, the Company shall have no right of redemption.

Redemption Period	Redemption Percentage
1. The period beginning on the date of the issuance of shares of Series A Preferred Stock and ending on the date which is sixty days following the Issuance Date.	100%
2. The period beginning on the date that is sixty-one days from the Issuance Date and ending ninety days following the Issuance Date.	107%
3. The period beginning on the date that is ninety-one days from the Issuance Date and ending one hundred twenty days following the Issuance Date.	112%
4. The period beginning on the date that is one hundred twenty-one days from the Issuance Date and ending one hundred fifty days following the Issuance Date.	117%
5. The period beginning on the date that is one hundred fifty-one days from the Issuance Date and ending one hundred eighty days following the Issuance Date.	120%

On the earlier to occur of (i) the date which is eighteen months following the Issuance Date and (ii) the occurrence of an Event of Default (the “Mandatory Redemption Date”), the Company shall redeem all of the shares of Series A Preferred Stock of the Holders (which have not been previously redeemed or converted). Within five days of the Mandatory Redemption Date, the Company shall make payment to each Holder of an amount in cash equal to (i) the total number of Series A Preferred Stock held by such Holder multiplied by (ii) the Stated Value plus the Adjustment Amount.

The Holder of Series A Preferred stock shall have the right from time to time, and at any time during the period beginning on the date which is 180 days following the issuance date, to convert all or any part of the outstanding Series A Preferred Stock into the Company’s common stock. The conversion price (the “Conversion Price”) shall equal the Variable Conversion Price (as defined below) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 81% multiplied by the Market Price (as defined below) (representing a discount rate of 19%). “Market Price” means the average of the two lowest Trading Prices for the common stock during the ten Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the applicable trading market as reported by a reliable reporting service designated by the Holder. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTC, or on the principal securities exchange or other securities market on which the common stock is then being traded.

Series A Preferred shares and common shares issued for cash

On October 15, 2019, the Company entered into a Series A Preferred Stock Purchase Agreement with an accredited investor whereby the investor agreed to purchase 96,000 unregistered shares of the Company’s Series A Preferred stock, par value $0.10 for $80,000, or $0.05 per share. In October 2019, the Company received the cash proceeds of $77,000, net of fees of $3,000. Although the Series A preferred shares have a mandatory redemption feature, the Series A preferred shares are convertible into the Company’s common stock at the option of the investor and therefore, shall be treated as temporary equity for accounting purposes.

On October 17, 2019, the Company entered into a Subscription Agreement with an accredited investor whereby the investor agreed to purchase 2,000,000 unregistered shares of the Company’s common stock, par value $0.001 for $100,000, or $0.05 per share. In October 2019, the Company received the cash proceeds of $100,000.

On October 29, 2019, the Company entered into a Subscription Agreement with an accredited investor whereby the investor agreed to purchase 1,000,000 unregistered shares of the Company’s common stock, par value $0.001 for $50,000, or $0.05 per share. In October 2019, the Company received the cash proceeds of $50,000.

Shares issued for services

On October 1, 2019, the Company entered into a one-month Digital Marketing and Social Media Exposure Agreement (the “Marketing Agreement”) with a third-party entity. Pursuant to the Marketing Agreement, the Company issued 350,000 common shares of the Company which were valued at $17,500, or $0.05 per common share, based on contemporaneous common share sales on the agreement date. In connection with this agreement, the Company recorded professional fees of $17,500.

Note payable

In October 2019, the Company repaid $12,500 of the remaining balance of a note payable (see Note 8).

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

To date, we have filed, licensed and/or acquired a total of 22 individual patents and patent applications spanning core and strategic nano-technology applications and processes. Our intellectual property portfolio was recently valued at $33.7 million by a leading, independent, global intellectual property valuation firm. The IP valuation firm’s review covered the valuation of our intangible assets including our developed technology, trade name, customer relationships, and assembled workforce, and the Company’s determination of the fair value or other amounts of any assets and liabilities including current assets, real property, personal property, and current liabilities. Our developed technology includes C-Bond NanoShield, C-Bond I, and C-Bond BRS. The valuation firm also reviewed historical and projected financial information for the Company giving consideration to general economic and industry trends.

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

C-Bond Systems, LLC was considered the accounting acquirer in the Merger and accounted for the transaction as a recapitalization transaction because C-Bond Systems, LLC’s former stockholders received substantially all of the voting rights in the combined entity and C-Bond Systems, LLC’s senior management represents all of the senior management of the combined entity.

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

Derivative financial instruments

We have certain financial instruments that are embedded derivatives associated with capital raises. We evaluate all our financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 810-10-05-4 and 815-40. This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on extinguishment.

In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The guidance was adopted as of January 1, 2019 and we elected to record the effect of this adoption, if any, retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the condensed consolidated balance sheet as of the beginning of 2019, the period which the amendment is effective. The adoption of ASU No. 2017-11 had no effect on our financial position or results of operations.

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative unaudited condensed consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements for the three and nine months ended September 30, 2019 and 2018, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three and nine months ended September 30, 2019 and 2018.

Comparison of Results of Operations for the Three and Nine Months ended September 30, 2019 and 2018

Sales

For the three months ended September 30, 2019, sales amounted to $171,383 as compared to $89,301 for the three months ended September 30, 2018, an increase of $82,082, or 91.9%. For the nine months ended September 30, 2019, sales amounted to $416,178 as compared to $230,586 for the nine months ended September 30, 2018, an increase of $185,592, or 80.5%, These increases were primarily attributable to an increase in sales of C-Bond ballistic resistant glass protection systems offset by a decrease in sales of C-Bond multi-purpose glass protection system. We use multiple sales channels, including distributors and authorized dealers to generate revenues.

Cost of Goods Sold

Cost of goods sold is comprised primarily of inventory sold, packaging costs, and warranty costs. For the three months ended September 30, 2019, cost of sales amounted to $30,230 as compared to $15,998 for the three months ended September 30, 2018, an increase of $14,232, or 89.0%. For the nine months ended September 30, 2019, cost of sales amounted to $86,367 as compared to $44,010 for the nine months ended September 30, 2018, an increase of $42,357, or 96.2%. The increase in cost of sales was primarily due to an increase in sales and an increase in raw material costs incurred associated with the purchase and use of an additional additive used in C-Bond NanoShield product to create hydrophobic properties, which we started using in late 2018, and the increase in film costs associated with C-Bond BRS projects.

Gross Profit

For the three months ended September 30, 2019, gross profit amounted to $141,153, or 82.4% of sales, as compared to $73,303, or 82.1% of sales, for the three months ended September 30, 2018, an increase of $67,850, or 92.6%. For the nine months ended September 30, 2019, gross profit amounted to $329,811, or 79.3% of sales, as compared to $186,576, or 80.9% of sales, for the nine months ended September 30, 2018, an increase of $143,235, or 76.8%. This increase in gross profits is primarily the result of an increase in sales offset by increases in material costs as discussed above.

Operating Expenses

For the three months ended September 30, 2019, operating expenses amounted to $1,534,401 as compared to $2,567,762 for the three months ended September 30, 2018, a decrease of $1,033,361, or 40.2%. For the nine months ended September 30, 2019, operating expenses amounted to $5,632,121 as compared to $7,140,999 for the nine months ended September 30, 2018, a decrease of $1,508,878, or 21.1%. For the three and nine months ended September 30, 2019 and 2018, operating expenses consisted of the following:

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018
Compensation and related benefits, including stock-based compensation charges	$1,252,366	$2,161,564	$4,573,248	$5,903,804
Research and development	3,525	80,376	23,925	148,981
Professional fees	171,882	213,386	681,986	776,618
General and administrative expenses	106,628	112,436	352,962	311,596

Total	$1,534,401	$2,567,762	$5,632,121	$7,140,999

Compensation and related benefits

For the three months ended September 30, 2019, compensation and related benefits decreased by $909,198, or 42.1%, as compared to the three months ended September 30, 2018. This decrease was primarily due to a decrease in stock-based compensation of $923,305. During the three months ended September 30, 2019 and 2018, stock-based compensation expense amounted to $913,348 and $1,836,653, respectively. For the nine months ended September 30, 2019, compensation and related benefits decreased by $1,330,556, or 22.5%, as compared to the nine months ended September 30, 2018. This decrease was primarily due to a decrease in stock-based compensation of $1,708,797 offset by an increase in compensation related to a 2019 bonus accrued to executive officers during the three months ended March 31, 2019 of $255,000. During the nine months ended September 30, 2019 and 2018, stock-based compensation expense amounted to $3,392,522 and $5,101,319, respectively.

Research and development

Research and development expenses consist primarily of contracted development services, third party testing laboratories, materials used and allocated overhead expenses.  For the three months ended September 30, 2019, research and development expense decreased by $76,851, or 95.6%, as compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, research and development expense decreased by $125,056, or 83.9%, as compared to the nine months ended September 30, 2018. The decrease in research and development expense is primarily related to a decrease in use of contracted development services due a lack of working capital.

Professional fees

For the three months ended September 30, 2019, professional fees decreased by $41,504, or 19.5%, as compared to the three months ended September 30, 2018. This decrease primarily related to a decrease in legal fees of $132,862 offset by an increase in consulting fees of $92,666 which included an increase in stock-based consulting fees of $47,742. For the nine months ended September 30, 2019, professional fees decreased by $94,632, or 12.2%, as compared to the nine months ended September 30, 2018. This decrease primarily related to a decrease in legal fees of $401,129 offset by an increase in consulting fees of $282,923 which included an increase in stock-based consulting fees of $212,368, an increase in accounting fees of $70,555 and an increase in other professional fees of $20,045.

General and Administrative

General and administrative expenses consist primarily of rent, insurance, depreciation expense, sale and marketing, delivery and freight, travel and entertainment, and other office expenses.  For the three months ended September 30, 2019, general and administrative expenses decreased by $5,808, or 5.2%, as compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, general and administrative expenses increased by $41,366, or 13.3%, as compared to the nine months ended September 30, 2018. We expect our general and administrative expenses to increase due to the anticipated growth of our business.

Other Expense

For the three months ended September 30, 2019, other expenses increased by $208,417, or 104.2%, as compared to the three months ended September 30, 2018. This increase was due to an increase in derivative expense of $381,005 attributable to the recording of derivative liabilities related to convertible debt and by an increase in interest expense of $58,421 related to the amortization of debt discount and an increase in interest-bearing debt offset by a decrease in settlement expense of $200,000 and the recording of a gain on debt extinguishment of $31,009. For the nine months ended September 30, 2019, other expenses decreased by $111,422, or 17.6%, as compared to the nine months ended September 30, 2018. This decrease was due to an increase in derivative expense of $381,005 attributable to the recording of derivative liabilities related to convertible debt and an increase in interest expense of $122,057 related to the amortization of debt discount and an increase in interest-bearing debt offset by a decrease in loss from extinguishment of debt of $414,484 and a decrease in settlement expense of $200,000. During the nine months ended September 30, 2018, we recorded loss on debt extinguishment related to the issuance of 315,957 shares to a vendor to settle amounts owed to such vendor whereby we recorded a loss on debt extinguishment of $153,779, and due to a note termination agreement whereby we recorded debt extinguishment expense of $229,696.

Net Loss

For the three months ended September 30, 2019, net loss amounted to $1,801,665, or $0.02 per common share (basic and diluted), as compared to $2,694,459, or $0.04 per common share (basic and diluted), for the three months ended September 30, 2018, a decrease of $892,794. For the nine months ended September 30, 2019, net loss amounted to $5,823,366, or $0.07 per common share (basic and diluted), as compared to $7,586,901, or $0.11 per common share (basic and diluted), for the nine months ended September 30, 2018, a decrease of $1,763,535. The decrease in net loss was primarily attributable to a decrease in operating and other expenses, offset by an increase gross profit as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $101,487 and $128,567 as of September 30, 2019 and December 31, 2018, respectively.

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

Upon the occurrence of an Event of Default under the Loan Agreement and Note, all amounts then outstanding (including principal and interest) shall bear interest at the rate of 18% per annum, compounded annually until the Event of Default is cured. Additionally, at or prior to December 31, 2018, we should have achieved an accounts receivable balance plus inventory equal to the unpaid principal balance of the Note (the “Minimum Asset Amount”).

In the event that the Company’s accounts receivable balance plus inventory balance is less than paid principal balance of the Note as of December 31, 2018, we shall have 45 days (through and until February 15, 2019) to cure such violation and an establish accounts receivable plus inventory equal to the unpaid principal balance of the Note. Commencing March 31, 2019 and at all times thereafter through the remainder of the commitment period and for so long thereafter as there is any amount still due and owing under the Note, we must maintain an accounts receivable balances plus inventory such that the outstanding principal borrowed by us under the Loan Agreement and Note is less than or equal to eighty five percent (85%) of accounts receivable plus fifty percent (50%) of inventory, all as measured at the same point in time.

Commencing on January 10, 2019 and on or before the l0th day of each month thereafter, we shall pay Lender all interest accrued on outstanding principal under the Loan Agreement and Notes as of the end of the month then concluded. Upon the occurrence of any Event of Default and at any time thereafter, Lender may, at its option, declare any and all Obligations immediately due and payable without demand or notice. As of September 30, 2019 and December 31, 2018, we did not meet the Minimum Asset Amount covenant as defined in the Loan Agreement, failed to timely pay interest payments due, and has violated other default provisions. Accordingly, the note balance due of $400,000 has been reflected as a current liability on the accompanying unaudited condensed consolidated balance sheet.

The Loan Agreement and Note contain customary representations, warranties and covenants, including certain restrictions on our ability to incur additional debt or create liens on its property. The Loan Agreement and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties, breach of covenants, and bankruptcy or insolvency proceedings, the occurrence of which, after any applicable cure period, would permit Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Note, as applicable, and to exercise its remedies with respect to the Collateral, including the sale of the Collateral.

In January 2019, we received proceeds of $19,185 from the collection of subscription receivable of $19,185 related to the exercise of stock options.

From February 13, 2019 to May 15, 2019, we entered into four Securities Purchase Agreements (the “SPAs”) with an Accredited Investor (“Investor”) for the purchase of a Convertible Promissory Notes in the aggregate principal amount of $244,800 and received net proceeds of $192,000, net of original issue discount of $40,800 and net of origination fees of $12,000.  These Notes bear interest rate ranging from 4% per annum to 12% per annum and were due and payable through May 2020.  The Notes may be converted by the Investor after six months into shares of the Company’s common stock (as determined in the Note) at a price equal to 81% of the average of the lowest two closing bid prices of the common stock as reported on the OTC Link ATS owned by OTC Markets Group for the 10 prior trading days. The Company may prepay the Notes at any time prior to the six-month anniversary, subject to pre-payment charges as detailed in the Notes. The SPAs and Notes contain customary representations, warranties and covenants, including certain restrictions on the Company’s ability to sell, lease or otherwise dispose of any significant portion of its assets. Investor also has the right of first refusal with respect to any future equity (or debt with an equity component) offerings of less than $100,000 conducted by the Company until the six-month anniversary of the Note. The SPA and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties, proceedings, delinquency in periodic report filings with the SEC, and cross default with other agreements. In the event of default, at the option of the Investor and in the Investor’s sole discretion, the Investor may consider the Note immediately due and payable. We accounted for these convertible promissory notes as stock settled debt under ASC 480 and recorded an aggregate debt premium of $57,423 with a charge to interest expense. On August 15, 2019, we issued 295.567 shares of our common stock upon conversion of principal balance of $12,000. On September 6, 2019, we satisfied in full all remaining convertible promissory note obligations with this accredited investor including all Notes and accrued interest for a cash payment of $238,080. In connection with this debt extinguishment, we reversed all put premiums recorded and debt remaining debt discounts and recorded a gain on debt extinguishment of $31,009.

In connection with a subscription agreement dated April 23, 2019, during the three months ended June 30, 2019, the Company received cash proceeds of $300,000 from an investor for the purchase of 2,000,000 shares of the Company’s common stock at $0.15 per share.

In connection with subscription agreements, during the nine months ended September 30, 2019, we received cash proceeds of $330,000 from investors for the purchase of 7,750,000 shares of the Company’s common stock at prices ranging from $0.04 to $0.05 per share.

On April 26, 2019, we entered into a Promissory Note (“Promissory Note”) with an accredited investor in the aggregate principal amount of $25,000 and received net proceeds of $25,000. The Promissory Note bears interest at 4% per annum and is due and payable on April 26, 2020 (the “Maturity Date”). At the time the Promissory Note reaches its Maturity Date, the holder and the Company will discuss and mutually agree on potential conversion rights of the holder, including pricing, method of conversion, etc. At any time during which the Promissory Note is outstanding, the Company may prepay the Note in full, without penalty. The Promissory Note provides for certain events of default, including, among other things, payment defaults, bankruptcy, liquidation, and cessation of operations. In the event of default, the holder shall be entitled to an injunction or injunctions restraining, preventing or curing any breach of this Promissory Note and to enforce specifically the terms and provisions thereof, without the necessity of showing economic loss and without any bond or other security being required.

On September 6, 2019, we closed a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor. Pursuant to the terms of the Purchase Agreement, we issued and sold to this investor a convertible promissory note in the aggregate principal amount of $300,000 (the “Note”), and a warrant to purchase up to 750,000 shares of the Company’s common stock (the “Warrant”). We received net proceeds of $267,250, net of origination fees of $32,750. The Note bears interest at 12% per annum and becomes due and payable on June 6, 2020. In accordance with the SPA and the Note, subject to the adjustments as defined in the SPA and Note, the conversion price (the “Conversion Price”) shall equal the lesser of: (i) the lowest Trading Price (as defined below) during the previous twenty-five Trading Day period ending on the latest complete Trading Day prior to the date of this Note, and (ii) the Variable Conversion Price (as defined below) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company). The “Variable Conversion Price” shall mean 60% multiplied by the Market Price (as defined herein) (representing a discount rate of 40%). “Market Price” means the lowest Trading Price (as defined below) for the Company’s common stock during the twenty-five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the lesser of: (i) the lowest trade price on the applicable trading market as reported by a reliable reporting service (“Reporting Service”) designated by the Holder or (ii) the closing bid price on the applicable trading market as reported by a Reporting Service designated by the Holder. The Company may prepay the Note at any time prior to its six-month anniversary, subject to pre-payment charges as detailed in the Note. The SPA and Note contain customary representations, warranties and covenants, including certain restrictions on the Company’s ability to sell, lease or otherwise dispose of any significant portion of its assets. The Investor also has the right of first refusal with respect to any future equity (or debt with an equity component) offerings conducted by the Company until the 12-month anniversary of the Closing. The SPA and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties, bankruptcy or insolvency proceedings, delinquency in periodic report filings with the Securities and Exchange Commission, and cross default with other agreements. Upon the occurrence of an event of default, this investor may declare the outstanding obligations due and payable at significant applicable default rates and take such other actions as set forth in the Note.

Additional cash liquidity is generated from product sales. However, to date, we are not profitable, and we cannot provide any assurances that we will be profitable.  We believe that our existing cash and cash equivalents will not be sufficient to fund our current operating plans.

Cash Flows

For the Nine months ended September 30, 2019 and 2018

The following table shows a summary of our cash flows for the nine months ended September 30, 2019 and 2018.

	Nine months ended September 30,
	2019	2018
Net cash used in operating activities	$(909,935)	$(1,474,860)
Net cash provided by investing activities	$-	$187,401
Net cash provided by financing activities	$882,855	$1,377,500
Net (decrease) increase in cash	$(27,080)	$90,041
Cash - beginning of the period	$128,567	$46,448
Cash - end of the period	$101,487	$136,489

Net cash flow used in operating activities was $909,935 for the nine months ended September 30, 2019 as compared net cash flow used in operating activities to $1,474,860 for the nine months ended September 30, 2018, a decrease of $564,925.

Net cash flow used in operating activities for the nine months ended September 30, 2019 primarily reflected a net loss of $5,823,366, which was then adjusted for the add-back of non-cash items consisting of depreciation and amortization of $19,208, stock-based compensation expense of $3,392,522, stock-based professional fees of $292,785, non-cash interest expense related to a put premium on convertible debt of $57,423, a non-cash gain on extinguishment of debt of $31,009, derivative expense of $381,005, and the amortization of debt discount to interest expense of $49,042, and changes in operating assets and liabilities consisting primarily of a decrease in accounts receivable of $45,096, an increase in accounts payable of $161,330, and increase in accrued expenses of $51,097, and an increase in accrued compensation of $490,696.

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

For the nine months ended September 30, 2018, net cash flow provided by investing activities amounted to $187,401 as compared to net cash used in investing activities of $0 for the nine months ended September 30, 2019. During the nine months ended September 30, 2018, we received cash of $187,401 in connection with the merger transaction discussed elsewhere.

Net cash provided by financing activities was $882,855 for the nine months ended September 30, 2019 as compared to $1,377,500 for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we received net proceeds from the sale of common stock of $630,000, proceeds from the collection of subscriptions receivable related to the exercise of stock options of $19,185, proceeds from a note payable of $25,000, and proceeds from convertible notes payable of $459,250, offset by the repayment of notes payable of $12,500 and the repayment of convertible debt of $238,080. During the nine months ended September 30, 2018, we received net proceeds from the sale of common stock of $1,267,500 and proceeds from the exercise of stock options of $110,000.

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

As of September 30, 2019, we determined that there was substantial doubt about our ability to maintain operations as a going concern.  Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital.  We will seek to raise capital through additional debt and/or equity financings to fund operations in the future. Although we have historically raised capital from sales of common shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that the company will need to curtail its operations.  Our unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

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

The following tables summarize our contractual obligations as of September 30, 2019, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-2 years	3-4 years	5 + years
Notes payable – related party	$400,000	$400,000	$-	$-	$-
Current and future interest on notes payable– related party	127,000	118,000	9,000	-	-
Note payable	12,500	12,500	-	-	-
Convertible notes payable	300,000	300,000	-	-	-
Total	$839,500	$830,500	$9,000	$-	$-

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2019, our disclosure controls and procedures were not effective.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with subscription agreements, during July 2019, we received cash proceeds of $330,000 from investors for the purchase of 7,750,000 shares of the Company’s common stock at prices ranging from $0.04 to $0.05 per share.

On July 29, 2019, we entered into restricted stock award agreements (the “Restricted Stock Award Agreements”) with executive officers and employees. Pursuant to the Restricted Stock Award Agreements, we agreed to grant restricted stock awards for an aggregate of 10,500,000 common shares of the Company which were valued at $525,000, or $0.05 per common share, based on contemporaneous common share sales. These shares will vest on May 1, 2020.

On July 12, 2019, the Company’s Chief Executive Officer, elected to convert $80,000 of deferred compensation owed to him into 2,000,000 shares of the Company’s common stock at $0.04 per share. On July 18, 2019, the Company’s President and Chief Operating Officer, elected to convert $80,000 of deferred compensation owed to him into 2,000,000 shares of the Company’s common stock at $0.04 per share. The fair market value of these shares of $0.04 per share is based on contemporaneous common share sales. Since the deferred compensation was converted at fair value, no gain or loss was recorded. These shares are issued under the Company’s 2018 Long-Term Incentive Plan and are restricted as to resale until May 1, 2020.

On July 18, 2019, two employees of the Company elected to convert an aggregate of $24,000 of deferred compensation owed to them into 600,000 shares of the Company’s common stock at $0.04 per share, the fair market value of these shares based on contemporaneous common share sales. Since the deferred compensation was converted at fair value, no gain or loss was recorded. These shares are issued under the Company’s 2018 Long-Term Incentive Plan and are restricted as to resale until May 1, 2020.

On July 29, 2019, the Company’s Chief Executive Officer, elected to convert $40,000 of deferred compensation owed to him into 800,000 shares of the Company’s common stock at $0.05 per share. On July 29, 2019, the Company’s President and Chief Operating Officer, elected to convert $50,000 of deferred compensation owed to him into 1,000,000 shares of the Company’s common stock at $0.05 per share. The fair market value of these shares of $0.05 per share is based on contemporaneous common share sales. Since the deferred compensation was converted at fair value, no gain or loss was recorded. These shares are issued under the Company’s 2018 Long-Term Incentive Plan and are restricted as to resale until May 1, 2020.

On August 15, 2019, we issued 295.567 shares of its common stock upon conversion of principal balance of $12,000.

The above securities were issued in reliance upon the exemptions provided by Section 4(a) (2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2019, we were in default of certain requirements under a Loan Agreement with a principal amount of $400,000, including not meeting the requirement regarding minimum asset amount as defined therein. Upon the occurrence of such event of defaults, the Lender may, at its option and in accordance with the Loan Agreement, declare all obligations immediately due and payable, however, as of the date of this Report, the Lender has not made any such declaration. As of September 30, 2019 and as of the date of this report, we are in default on monthly interest payments of $57,896 and approximately $66,000, respectively.

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

C-BOND SYSTEMS, INC.

Dated: November 14, 2019	By:	/s/ Scott R. Silverman
Scott R. Silverman
Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2019	By:	/s/ Vincent J. Pugliese
Vincent J. Pugliese
Chief Financial Officer (Principal Financial Officer)