Form 10-K
period 2019-12-31
C-Bond Systems, Inc
filed 2020-03-25
CIK 1421636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing price of $0.07 per share of common stock as of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), was $4,561,735.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 125,199,633 shares of common stock are issued and outstanding as of March 22, 2020.

Documents Incorporated by Reference

None

C-BOND SYSTEMS, INC.

FORM 10-K

December 31, 2019

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

Overview

We are a materials development company and the sole owner of the patented, proprietary nanotechnology, which we call our C-Bond™ technology.  We currently sell our technology primarily to the glass industry. Our product, called C-Bond, is designed to significantly increase the strength of glass, enhance glass flexibility, and improve the structural integrity of glass. The product is scalable across various target segments and industry verticals.  To date, we have focused on automotive glass, including windshields, and architectural glass.  In the future, other glass segments such as electronics, including display glass, and glass packaging, including bottles, may be targeted but we have not entered these markets yet.

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

New Strategic Product Platform

C-Bond Transportation Windshield Performance Solution

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

Legacy Product Platform

C-Bond I Glass Strengthening Primer and Window Film Mounting Solution

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

C-Bond BRS (Ballistic Resistant Film System)

C-Bond BRS is a patented nanotechnology Ballistic Resistant Film System that increases the structural integrity of glass and provides National Institute of Justice (NIJ) Level I, Level II and Underwriter Laboratories (UL) 752 ballistic-resistant protection. C-Bond BRS includes a specified glass thickness and glass type, the C-Bond window film mounting solution to improve the glass mechanical strength, and the C-Bond window film product. This product is targeted to police, fire, emergency services, media outlets, schools, airports, and mass transit government buildings due to the utility of ballistic resistant glass protection in their respective fields. The C-Bond BRS system seeks to combine simplicity and affordability with a one-way capability (the ability to shoot-out but prevent shooting in) ballistic protection as compared to other costlier ballistic resistant material (polycarbonate and glass laminate) products.

Commercial Market Strategy

We utilize a distributor model to reach potential customers.  This approach takes advantage of existing resources and facilitates relationships between us and our enterprise partners in order to leverage their collective strengths.  We require industry partners to generate economic growth, support commercialization activities, provide more developed business networks, knowledge of and access to supply and demand channels, and supplement limited financial resources. We and our industrial partners work together to determine scalability, adaptability, affordability, usability and intellectual property. From a business perspective, the long-term scope and strategic benefits of our plug and play business strategy is to be able to carry out business on a global basis at a lower cost and becoming better informed and more adaptive to changing market conditions, which is dependent on securing these relationships.

C-Bond Authorized Distributor Network

On April 1, 2016, we officially launched our Authorized Distributor Program focused on channeling distribution agreements with industry specific business-to-business and original equipment manufacturing customers to develop a global distribution network. This program aims to partner with high quality distributors that can grow revenues and margins. Our present distribution channels span the United States from Florida to Hawaii and consist of 56 distribution channels, including international sales in Mexico, United Kingdom, the Netherlands, Australia, India, and the UAE. For the year ended December 31, 2019, two customers accounted for approximately 25.9% of total sales (13.9% and 12.0%, respectively). For the year ended December 31, 2018, three customers accounted for approximately 43.3% of our total sales (11.2%, 13.9% and 18.2%, respectively). For the year ended December 31, 2019, approximately 80% of all sales were in the United States. No other geographical area accounting for more than 10% of total sales during the year ended December 31, 2019. A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

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

Research and Development

During the years ended December 31, 2019 and 2018, we incurred research and development costs of $31,057 and $258,294, respectively. These costs were incurred to continue to upgrade C-Bond products.

Competition

C-Bond Nanoshield Windshield Performance System

We believe we have no direct competition in the windshield glass strengthening space.

C-Bond NanoShield also provides a complementary hydrophobic or water repellent quality.  There are competitors in this space, including Rain-X, AquaPel, and Diamon-Fusion. We believe these products do not provide chip or crack resistance and have hydrophobic properties that degrade sooner than C-Bond NanoShield. Accordingly, management believes there is no product that is truly comparable to C-Bond NanoShield currently on the market.  We had the performance of C-Bond NanoShield verified at our request, based on a modified chip test for paint on metal parts, SAEJ 400, to provide windshield glass chip protection when compared to untreated glass.

C-Bond I Glass Strengthening Primer and Window Film Mounting Solution

C-Bond I faces competition from alternative window film mounting products in the market; however, all these products have similar ingredients to a soap and water mix, which we believe provides no structural benefit.  These solutions are used to provide a window film installer the ability to slip or move the film on the surface to which it is applied.  The industry standard solution most commonly used to apply window film products to glass is a mixture containing commonly available baby shampoo or dishwashing soap and water that we believe has the following negative attributes: provides no structural benefits, often bubbles or yellows and scatters light, can only be applied within a limited temperature range, and may require 30 to 120 days of “dry” time to set completely depending on the film thickness.  C-Bond I provides the same slip properties while also strengthening the glass and improving film adhesion.

C-Bond BRS

C-Bond BRS faces competition from alternative bulletproof or bullet-resistant glass products in the market. Alternative bulletproof solutions use a polycarbonate or glass laminate materials that are expensive, thick, heavy, often require reframing and retrofit of existing structure and revised building codes, and yellow and discolor over time.  These alternative solutions are often cost prohibitive to cost sensitive customers such as educational and municipal facilities.  C-Bond BRS allows for increased safety and security at affordable costs.  Most importantly, it provides a deterrent to an intruder and valuable time to secure the facility.

Employees

As of December 31, 2019, we had eight full-time employees. We have established an extensive network of external partners, contractors, and consultants to outsource to in an effort to minimize administrative overhead and maximize efficiency.

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

We have incurred substantial net losses since our inception, including net losses of $7,240,740 and $9,904,719 for the years ended December 31, 2019 and 2018, respectively, and these losses may continue. The net cash used in operations was $1,313,711 and $1,967,782 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit, shareholders’ deficit, and working capital deficit of $40,000,015, $2,616,937 and $2,436,639, respectively. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including research and development operations and the commercialization of our C-Bond technologies. Our ability to achieve profitability depends on our success in increasing industry acceptance of our technologies and products. We may never achieve profitability.

Our ability to continue as a going concern will require us to obtain additional financing to fund our current operations, which may be unavailable on attractive terms, if at all.

As of December 31, 2019, our recurring operating losses, cash used in operations and our current operating plans raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Our ability to continue as a going concern will require us to obtain additional financing to fund our current operating plans. We believe that our existing cash and cash equivalents will not be sufficient to fund our current operating plans. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development efforts and commercialization efforts.

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

Additionally, our lease on our Houston, Texas facility expired in November 2019 and was extended to May 31, 2021. There is no guarantee that we will be able to negotiate a favorable lease renewal or extension. If we are not able to renew or extend our lease on the Houston, Texas facility, we may have to move our corporate headquarters and manufacturing facility. Doing so could cause us to incur significant expenses and could delay or reduce our ability to manufacture our products for some time. Our financial condition and results of operation could be materially adversely affected by any such move.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting annually. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Management concluded that our internal controls and procedures as of December 31, 2019 were not effective, see ” We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in a material misstatement in our financial statement. ” below. In the future, we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Failure to comply, or any adverse results from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we will be able to conclude that our internal control over financial reporting is effective at fiscal year-end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities.

Risks Related to the Glass Strengthening and Water Repellent Industries

We face competition from companies that have substantially greater capital resources, research and development, manufacturing and marketing resources.

While we believe that we have significant competitive benefits offered by our proprietary products, there are competitors with much longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we have. As we grow and become successful with our products, we expect these competitors to increase the resources they dedicate to our market. Such competition could materially adversely affect our business, operating results or financial condition.

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

We are subject to the reporting and other obligations under the Securities Exchange Act of 1934 (“Exchange Act”), including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which require annual management assessments of the effectiveness of our internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As further described in Item 9A, “Controls and Procedures,” our management has concluded that, as of December 31, 2019, our internal control over financial reporting was not effective due to material weaknesses. As of the end of our fiscal year, management had identified the following material weaknesses:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters and manufacturing facility is located in an 8,385 square foot facility in Houston, Texas at 6035 South Loop East, Houston. The lease on the Houston facility expired in November 2019 and was extended to May 31, 2021.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

Other than a small claim in the amount of $10,000, we are currently not aware of any other pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

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

Quarter Ended	High	Low
December 31, 2019	$0.15	$0.04
September 30, 2019	$0.22	$0.03
June 30, 2019	$0.20	$0.06
March 31, 2019	$0.70	$0.08

December 31, 2018	$2.60	$0.55
September 30, 2018	$3.05	$1.00
June 30, 2018	$11.00	$0.28
March 31, 2018	$0.21	$0.21

Holders of Common Stock

As of March 22, 2020, there were approximately 189 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Securities Authorized for Issuance under Equity Compensation Plans

See “Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information concerning our equity compensation plans as of December 31, 2019.

Recent Sales of Unregistered Securities

On October 1, 2019, we entered into a one-month Digital Marketing and Social Media Exposure Agreement (the “Marketing Agreement”) with a third-party entity. Pursuant to the Marketing Agreement, the Company issued 350,000 common shares of the Company which were valued at $15,400, or $0.044 per common share, based on contemporaneous common share sales on the agreement date.

On November 19, 2019, we issued 510,000 common shares of the Company for consulting services rendered. These shares were valued at $25,500, or $0.05 per common share, based on contemporaneous common share sales on the agreement date.

In November 2019, we entered into restricted stock award agreements with two employees. Pursuant to these restricted stock award agreements, the Company agreed to grant restricted stock awards for an aggregate of 1,300,000 common shares of the Company which were valued at $65,000, or $0.05 per common share, based on contemporaneous common share sales. These shares will vest on May 1, 2021. If the employee’s employment is terminated for any reason, these shares will immediately be forfeited. In the event of a change of control, the employee shall be 100% vested in all shares of restricted shares subject to these Agreements. Each employee shall have the right to vote the restricted shares awarded to them and to receive and retain all regular dividends paid in cash or property (other than retained distributions), and to exercise all other rights, powers and privileges of a holder of shares of the stock, with respect to such restricted shares, with the exception that (a) the employee shall not be entitled to delivery of the stock certificate or certificates or electronic book entries representing such restricted shares until the shares are vested, (b) the Company shall retain custody of all retained distributions made or declared with respect to the restricted shares until such time, if ever, as the restricted shares have become vested, and (c) the employee may not sell, assign, transfer, pledge, exchange, encumber, or dispose of the restricted shares.

On December 21, 2019, we issued 3,000,000 common shares upon the exercise of 3,000,000 stock options. In connection with these option exercises, we reduced accrued compensation by $90,000.

In connection with subscription agreements, during the fourth quarter of December 31, 2019, we received cash proceeds of $150,000 from investors for the purchase of 3,000,000 shares of the Company’s common stock at $0.05 per share.

During October and November 2019, we entered into Series A Preferred Stock Purchase Agreements with accredited investors whereby the investors agreed to purchase an aggregate of 159,600 unregistered shares of the Company’s Series A Preferred stock, par value $0.10, for $133,000, or $0.833 per share. During October and November 2019, we received cash proceeds of $127,000, net of fees of $6,000.

On December 12, 2019, the Board of Directors of the Company agreed to satisfy $108,000 of accrued compensation owed to its directors and executive officers (collectively, the “Management”) through a Liability Reduction Plan (the “Plan”). Under this Plan, Management agreed to accept 108 shares of the Company’s Series B Convertible Preferred Stock in settlement of accrued compensation.

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

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation–Stock Compensation ”, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company utilizes the Black-Sholes option pricing model and uses the simplified method to determine expected term because of lack of sufficient exercise history.

Additionally, effective January 1, 2017, the Company adopted the Accounting Standards Update No. 2016-09 (“ASU 2016-09 ”), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 permits the election of an accounting policy for forfeitures of share-based payment awards, either to recognize forfeitures as they occur or estimate forfeitures over the vesting period of the award. The Company has elected to recognize forfeitures as they occur and the cumulative impact of this change did not have any effect on the Company’s consolidated financial statements and related disclosures.

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the years ended December 31, 2019 and 2018, which are included elsewhere in this annual report on Form 10-K. The results discussed below are for the years ended December 31, 2019 and 2018.

Comparison of Results of Operations for the Years ended December 31, 2019 and 2018

Sales

For the year ended December 31, 2019, sales amounted to $602,636 as compared to $382,244 for the year ended December 31, 2018, an increase of $220,392, or 57.7%. This increase was primarily attributable to an increase in sales of C-Bond ballistic resistant glass protection systems of $150,920 and an increase in sales of C-Bond multi-purpose glass protection system of $30,454. We use multiple sales channels, including distributors and authorized dealers to generate revenues.  Additionally, during the year ended December 31, 2019, we recorded sales from installation and other services of $32,306 as compared to $0 during the year ended December 31, 2018.

Cost of Goods Sold

Cost of goods sold is comprised primarily of inventory sold, packaging costs, and warranty costs. For the year ended December 31, 2019, cost of sales amounted to $121,967 as compared to $83,384 for the year ended December 31, 2018, an increase of $38,583, or 46.3%. The increase in cost of sales was primarily due to an increase in sales and an increase in raw material costs incurred associated with the purchase and use of an additional additive used in C-Bond NanoShield product to create hydrophobic properties, which we started using in late 2018, and the increase in film costs associated with C-Bond BRS projects.

Gross Profit

For the year ended December 31, 2019, gross profit amounted to $480,669, or 79.8% of sales, as compared to $298,860, or 78.2% of sales, for the year ended December 31, 2018, an increase of $181,809, or 60.8%. This increase in gross profits is primarily the result of an increase in sales offset by increases in material costs as discussed above.

Operating Expenses

For the year ended December 31, 2019, operating expenses amounted to $6,839,281 as compared to $9,566,962 for the year ended December 31, 2018, a decrease of $2,727,681, or 28.5%. For the years ended December 31, 2019 and 2018, operating expenses consisted of the following:

	Year ended December 31,
	2019	2018
Compensation and related benefits, including stock-based compensation charges	$5,359,676	$7,823,381
Research and development	31,057	258,294
Professional fees	986,445	1,006,939
General and administrative expenses	462,103	478,348

Total	$6,839,281	$9,566,962

Compensation and related benefits

For the year ended December 31, 2019, compensation and related benefits decreased by $2,463,705, or 31.5%, as compared to the year ended December 31, 2018. This decrease was primarily due to a decrease in stock-based compensation of $2,876,157 offset by an increase in compensation related to a 2019 bonus accrued to executive officers during the three months ended March 31, 2019 of $255,000 and an increase in compensation expense of $157,452. During the years ended December 31, 2019 and 2018, stock-based compensation related to the accretion of stock-option expense and other stock-based compensation amounted to $3,858,967 and $6,735,124, respectively, a decrease of $2,876,157.

Research and development

Research and development expenses consist primarily of contracted development services, third party testing laboratories, materials used and allocated overhead expenses.  For the year ended December 31, 2019, research and development expense decreased by $227,237, or 88.0%, as compared to the year ended December 31, 2018. The decrease in research and development expense is primarily related to a decrease in use of contracted development services due a lack of working capital. We believe continued investment is important to attaining our strategic objectives and expect research and development expenses to increase in the foreseeable future, if working capital is available.

Professional fees

For the year ended December 31, 2019, professional fees decreased by $20,494, or 2.0%, as compared to the year ended December 31, 2018. This decrease primarily related to a decrease in legal fees of $472,685 and a decrease in accounting fees of $12,393 offset by an increase in consulting fees of $430,527 which included an increase in stock-based consulting fees of $339,993, and an increase in other professional fees of $34,057.

General and Administrative

General and administrative expenses consist primarily of rent, insurance, depreciation expense, sale and marketing, delivery and freight, travel and entertainment, and other office expenses.  For the year ended December 31, 2019, general and administrative expenses increased by $16,245, or 3.4%, as compared to the year ended December 31, 2018. We expect our general and administrative expenses to increase due to the anticipated growth of our business.

Other Expense

For the year ended December 31, 2019, other expenses increased by $245,511 as compared to the year ended December 31, 2018. This increase was due to an increase in derivative expense of $570,059 attributable to the recording of derivative liabilities related to convertible debt and an increase in interest expense of $289,936 related to the amortization of debt discount and an increase in interest-bearing debt offset by a decrease in loss from extinguishment of debt of $414,484 and a decrease in settlement expense of $200,000. During the year ended December 31, 2018, we recorded loss on debt extinguishment related to the issuance of 315,957 shares to a vendor to settle amounts owed to such vendor whereby we recorded a loss on debt extinguishment of $153,779, and due to a note termination agreement whereby we recorded debt extinguishment expense of $229,696. On August 20, 2018, pursuant to a settlement and release agreement, we issued 500,000 shares of common stock to settle a claim. These shares were valued at $200,000, or $0.40 per common share, based on contemporaneous common share sales. In connection with this settlement agreement, we recorded settlement expense of $200,000. We did not incur such expense in the 2019 period.

Net Loss

For the year ended December 31, 2019, net loss amounted to $7,240,740, or $0.08 per common share (basic and diluted), as compared to $9,904,719, or $0.14 per common share (basic and diluted), for the year ended December 31, 2018, a decrease of $2,663,979. The decrease in net loss was primarily attributable to a decrease in operating and other expenses, offset by an increase gross profit as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $77,211 and $128,567 as of December 31, 2019 and 2018, respectively.

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

In January 2019, we received proceeds of $19,185 from the collection of subscription receivable related to the exercise of stock options.

From February 13, 2019 to May 15, 2019, we entered into four Securities Purchase Agreements (the “SPAs”) with an Accredited Investor (“Investor”) for the purchase of a Convertible Promissory Notes in the aggregate principal amount of $244,800 and received net proceeds of $192,000, net of original issue discount of $40,800 and net of origination fees of $12,000.  These Notes bear interest rate ranging from 4% per annum to 12% per annum and were due and payable through May 2020.  The Notes were convertable by the Investor after six months into shares of the Company’s common stock (as determined in the Note) at a price equal to 81% of the average of the lowest two closing bid prices of the common stock as reported on the OTC Link ATS owned by OTC Markets Group for the 10 prior trading days. We accounted for these convertible promissory notes as stock settled debt under ASC 480 and recorded an aggregate debt premium of $57,423 with a charge to interest expense. On August 15, 2019, we issued 295,567 shares of our common stock upon conversion of principal balance of $12,000. On September 6, 2019, we satisfied in full all remaining convertible promissory note obligations with this accredited investor including all Notes and accrued interest for a cash payment of $238,080. In connection with this debt extinguishment, we reversed all put premiums recorded and debt remaining debt discounts and recorded a gain on debt extinguishment of $31,009.

In connection with a subscription agreement dated April 23, 2019, during the three months ended June 30, 2019, the Company received cash proceeds of $300,000 from an investor for the purchase of 2,000,000 shares of the Company’s common stock at $0.15 per share.

In connection with subscription agreements, during the year ended December 31, 2019, the Company received cash proceeds of $480,000 from investors for the purchase of 10,750,000 shares of the Company’s common stock at prices ranging from $0.04 to $0.05 per share.

On April 26, 2019, we entered into a Promissory Note (“Promissory Note”) with an accredited investor in the aggregate principal amount of $25,000 and received net proceeds of $25,000. The Promissory Note bears interest at 4% per annum and is due and payable on April 26, 2020 (the “Maturity Date”). This Promissory Note was repaid during 2019.

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

During October and November 2019, the Company entered into Series A Preferred Stock Purchase Agreements with an accredited investor whereby the investor agreed to purchase an aggregate of 159,600 unregistered shares of the Company’s Series A Preferred stock, par value $0.10, for $133,000, or $0.833 per share. During October and November 2019, the Company received the cash proceeds of $127,000, net of fees of $6,000. Each share of Series A Preferred Stock will carry an annual dividend in the amount of 4% of the Stated Value (the “Divided Rate”), which shall be cumulative and compounded daily, payable solely upon redemption, liquidation or conversion. Upon the occurrence of an Event of Default, the Dividend Rate shall automatically increase to 22%. On the earlier to occur of (i) the date which is eighteen months following the Issuance Date and (ii) the occurrence of an Event of Default (the “Mandatory Redemption Date”), the Company shall redeem all of the shares of Series A Preferred Stock of the Holders (which have not been previously redeemed or converted). Within five days of the Mandatory Redemption Date, the Company shall make payment to each Holder of an amount in cash equal to (i) the total number of Series A Preferred Stock held by such Holder multiplied by (ii) the Stated Value plus the Adjustment Amount. The Holder of Series A Preferred stock shall have the right from time to time, and at any time during the period beginning on the date which is 180 days following the issuance date, to convert all or any part of the outstanding Series A Preferred Stock into the Company’s common stock. The conversion price (the “Conversion Price”) shall equal the Variable Conversion Price (as defined below) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 81% multiplied by the Market Price (as defined below) (representing a discount rate of 19%). “Market Price” means the average of the two lowest Trading Prices for the common stock during the ten Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the applicable trading market as reported by a reliable reporting service designated by the Holder. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTC, or on the principal securities exchange or other securities market on which the common stock is then being traded. The Company has accounted for the Series A Preferred Stock as stock settled debt under ASC 480 and recorded an aggregate debt premium of $31,197 with a charge to interest expense.

Additional cash liquidity is generated from product sales. However, to date, we are not profitable, and we cannot provide any assurances that we will be profitable.  We believe that our existing cash and cash equivalents will not be sufficient to fund our current operating plans.

Cash Flows

For the Years Ended December 31, 2019 and 2018

The following table shows a summary of our cash flows for the years ended December 2019 and 2018.

	Year Ended December 31,
	2019	2018
Net cash used in operating activities	$(1,313,711)	$(1,967,782)
Net cash provided by investing activities	$-	$187,401
Net cash provided by financing activities	$1,262,355	$1,862,500
Net (decrease) increase in cash	$(51,356)	$82,119
Cash - beginning of the year	$128,567	$46,448
Cash - end of the year	$77,211	$128,567

Net cash flow used in operating activities was $1,313,711 for the year ended December 31, 2019 as compared to net cash flow used in operating activities of $1,967,782 for the year ended December 31, 2018, a decrease of $654,071.

Net cash flow used in operating activities for the year ended December 31, 2019 primarily reflected a net loss of $7,240,740, which was then adjusted for the add-back of non-cash items primarily consisting of depreciation and amortization of $24,629, stock-based compensation expense of $3,858,967, stock-based professional fees of $355,393, non-cash interest expense related to a put premium on convertible debt and preferred stock of $88,620, a non-cash gain on extinguishment of debt of $31,009, derivative expense of $570,059, and the amortization of debt discount to interest expense of $160,542, and changes in operating assets and liabilities consisting primarily of an increase in accounts receivable of $61,662, an increase in accounts payable of $246,105, an increase in accrued expenses of $89,266, and an increase in accrued compensation of $628,977. Net cash flow used in operating activities for the year ended December 31, 2018 primarily reflected a net loss of $9,904,719, which was then adjusted for the add-back of non-cash items consisting of depreciation and amortization of $33,718, stock-based compensation expense of $6,735,124, stock-based professional fees of $118,750, loss on debt extinguishment expense of $380,171, non-cash settlement expense of $200,000, and the amortization of debt discount to interest expense of $40,691, and changes in operating assets and liabilities consisting primarily of an increase in accounts receivable of $55,542, an increase in accounts payable of $382,067, and an increase in accrued compensation of $89,528.

For the year ended December 31, 2018, net cash flow provided by investing activities amounted to $187,401 as compared to $0 for the year ended December 31, 2019. During the year ended December 31, 2018, we received cash of $187,401 in connection with the merger transaction discussed elsewhere in this Report (after taking into account financing expenses).

Net cash provided by financing activities was $1,262,355 for the year ended December 31, 2019 as compared to $1,862,500 for the year ended December 31, 2018. During the year ended December 31, 2019, we received net proceeds from the sale of common stock of $780,000, proceeds from the collection of subscriptions receivable related to the exercise of stock options of $19,185, proceeds from the sale of Series A preferred shares of $127,000, proceeds from a note payable of $25,000, and proceeds from convertible notes payable of $574,250, offset by the repayment of notes payable of $25,000 and the repayment of convertible debt of $238,080. During the year ended December 31, 2018, we received net proceeds from the sale of common stock of $1,267,500, proceeds from the exercise of stock options of $195,000, and proceeds from notes payable of $400,000.

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

As of December 31, 2019, we determined that there was substantial doubt about our ability to maintain operations as a going concern.  Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital.  We will seek to raise capital through additional debt and/or equity financings to fund operations in the future. Although we have historically raised capital from sales of common shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that the company will need to curtail its operations.  Our consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

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

The following tables summarize our contractual obligations as of December 31, 2019, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Notes payable – related party	$400,000	$400,000	$-	$-	$-
Interest on notes payable– related party	145,000	145,000	-	-	-
Convertible notes payable	430,000	430,000	-	-	-
Mandatorily redeemable series A preferred stock	133,000	-	133,000	-	-
Operating lease	76,346	53,461	22,885	-	-
Total	$1,184,346	$1,028,461	$155,885	$-	$-

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2019, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2019, our internal control over financial reporting was not effective.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our current directors and executive officers:

Name	Age	Position
Scott R. Silverman	56	Chief Executive Officer, Chairman of the Board and Director
Vince Pugliese	57	Chief Operating Officer, President, Interim Chief Financial Officer, Treasurer and Director
Barry M. Edelstein	56	Director
Scott V. Thomsen	55	Director

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

Based solely on our review of the copies of reports we received, or written representations that no such reports were required for those persons, we believe that, for the year ended December 31, 2019, all statements of beneficial ownership required to be filed with the SEC were filed on a timely basis.

Director Independence

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.

Board Meetings; Annual Meeting Attendance

During the fiscal year ended December 31, 2019, the Board held formal board meetings in person and via teleconference. The Company did not hold an annual meeting.

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

Code of Ethics and Business Conduct

On March 12, 2019, we adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and directors serve in these capacities. A copy of the code of conduct is available, without charge, on our website at http://cbondsystems.com/. We intend to satisfy the disclosure requirements of Form 8-K regarding any amendment to, or a waiver from, any provision of our code of ethics by posting such amendment or waiver on our website.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summarizes the compensation earned by our executive officers named in the “Summary Compensation Table” below (referred to herein as our “named executive officers”) in fiscal years ending December 31, 2019 and 2018.

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

Overview

Our named executive officers for the years ended December 31, 2019 and 2018, which consists of our Chief Executive Officer and one other most highly compensated executive officer was were serving as its executive officers as of December 31, 2019 and 2018, are as follows:

●	Scott R. Silverman – Chief Executive Officer;

●	Vince Pugliese – Chief Operating Officer, President, Interim Chief Financial Officer and Treasurer.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to each of the named executive officers for the years ending December 31, 2019 and 2018.

Name and Principal Position	Year	Salary ($)		Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)

Scott R. Silverman	2019	360,250	(3)(4)	201,121	150,000	-	-	711,371
Chief Executive Officer	2018	305,000	(3)	59,059	1,225,000	-	-	1,589,059

Vince Pugliese	2019	230,000	(3)(5)	128,394	125,000	-	-	483,394
Chief Operating Officer, President, Interim Chief Financial Officer and Treasurer	2018	175,900	(3)	25,311	987,500	-	-	1,188,711

(1)	Cash bonuses were earned by Messrs. Silverman and Pugliese in 2019 based on a bonus approved by the Board of Directors in January 2019 and based on a percentage of capital raises, in accordance with their respective employment agreements, and partly awarded with the remaining accrued and unpaid/deferred. Cash bonuses were earned by Messrs. Silverman and Pugliese in 2018 based on a percentage of capital raises, in accordance with their respective employment agreements, and partly awarded with the remaining accrued and unpaid/deferred.
(2)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts, are contained in the notes to our financial statements under “Note 9 – Shareholders’ Deficit”.
(3)	Includes accrued and unpaid deferred compensation.
(4)	In lieu of cash compensation, Mr. Silverman received 2,800,000 shares of restricted common stock for unpaid and deferred compensation of $120,000.
(5)	In lieu of cash compensation, Mr. Pugliese received 3,000,000 shares of restricted common stock for unpaid and deferred compensation of $130,000.

Elements of Executive Compensation

Base Salaries. Base salaries for the named executive officers during 2019 and 2018 was determined, subject in each case to their employment agreements, on the scope of each officer’s responsibilities along with his respective experience and contributions during the prior year. When reviewing base salaries, our board of directors (and managers of C-Bond Systems, LLC prior to the Merger) took factors into account such as each officer’s experience and individual performance, company performance as a whole, and general industry conditions, but did not assign any specific weighting to any factor.

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

Bonus. In accordance with their respective employment agreements, Mr. Silverman and Mr. Pugliese were paid bonuses based on a percentage of capital raises, which includes accrued and unpaid deferred bonus. Additionally, in January 2019, the board of directors approved a bonus to Mr. Silverman and Mr. Pugliese of $150,000 and $105,000, respectively

Other Benefits. Currently, we do not offer any additional benefit packages to employees.

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

Mr. Pugliese’s compensation in fiscal 2018 and the first two months of 2019 was pursuant to a prior employment agreement, entered into on October 12, 2015 and amended on February 11, 2016 and December 20, 2016, which expired on its terms.

Pursuant to the employment agreement, Mr. Pugliese will be subject to a confidentiality covenant, a two-year post-termination non-competition covenant and a two-year post-termination non-solicitation covenant.

Outstanding Equity Awards at Fiscal Year-End

The following are the outstanding equity awards for the named executive officers as of December 31, 2019, which have been adjusted to give effect to the Merger:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)		Number of Securities Underlying Unexercised Options (Unexercisable)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)(1)	Option Expiration Date
Scott R. Silverman	2,208,219		791,781	(2)	0	$0.31	10/18/2027
Vince Pugliese	1,299,998	(3)	-		0	$0.31	12/23/2026

(1)	This reflects the converted exercise price of such options.
(2)	These shares vest in tranches of 83,333 shares on the 18th of each month for 36 months from October 16, 2017.
(3)	These shares are fully vested.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(*)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott R. Silverman (1)	4,970,120	$352,879	4,970,120	$352,879
Vince Pugliese (2)	4,058,433	$288,149	4,058,433	$288,149

*	The market value of shares of stock is computed by multiplying the closing market price of our stock at the end of the last completed fiscal year of $0.071 by the number of shares of stock set forth to the left of such figure.

(1)	4,970,120 shares vest on May 1, 2020
(2)	4,058,433 shares vest on May 1, 2020

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

Director Compensation

Beginning after the Merger, our non-executive board members receive $5,000 in cash compensation each quarter, with committee chairs receiving an additional $2,500 per quarter. Each non-executive board member also received 500,000 shares of restricted stock in October 2018 for their service on the board.

The following table sets forth compensation paid, earned or awarded during 2019 to each of our directors, other than Scott Silverman and Vince Pugliese, whose compensation is described able in “Summary Compensation Table”.

2019 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
Barry M. Edelstein	30,000	25,000	-	55,000
Scott V. Thomsen	20,000	25,000	-	45,000

(1)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts, are contained in the notes to our financial statements under “Note 9 – Shareholders’ Deficit”. In July 2019, Mr. Edelstein and Mr. Thomsen received 500,000 shares of restricted stock each.

Directors are also entitled to the protection provided by the indemnification provisions in our articles of incorporation, as amended, and our amended and restated bylaws.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information relating to the beneficial ownership of our common stock as of March 22, 2020, by:

●	each person, or group of affiliated persons, known by us to beneficially own more than five percent of the outstanding shares of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or dispositive power as well as any shares that the individual has the right to acquire within 60 days of March 22, 2020, through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and dispositive power with respect to all shares of common stock held by that person.

The percentage of shares beneficially owned is computed on the basis of 125,199,633 shares of our common stock outstanding as of March 22, 2020, and the implied conversion of 108 shares of our Series B Preferred Stock into 3,619,978 shares of common stock, for total shares outstanding of 128,819,611. Shares of common stock that a person has the right to acquire within 60 days of March 22, 2020, are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. As a result of the Company’s issuance of 108 shares of Series B Preferred Stock, which carries majority voting rights of 50 votes of Common Stock to every 1 share of Series B Preferred Stock, to named executive officers and directors, they have the rights to 180,998,899 votes through their Series B holdings, of a total of 306,198,532 votes. The percentage of voting rights in the table below assumes that all Series B shares held by directors and named officers are voted in any instance requiring shareholder vote. Unless otherwise noted below, the address of the persons listed on the table is c/o C-Bond Systems, Inc., 6035 South Loop East, Houston, TX 77033.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percent of Outstanding Shares	Percent of Voting Rights
Greater Than 5% Stockholders:
Jeff Badders (1)	14,235,060	11.1%	4.6%
Scott Silverman (2)	11,904,254	9.2%	30.7%
BOCO Investments, LLC (3)	10,150,000	7.9%	3.3%
Vince Pugliese (4)	9,713,786	7.5%	16.6%
Bruce Rich (5)	7,398,366	5.7%	2.4%

Named Executive Officers and Directors:
Scott Silverman (2)	11,904,254	9.2%	30.7%
Vince Pugliese (4)	9,713,786	7.9%	16.6%
Barry M. Edelstein (6)	1,185,738	* %	7.4%
Scott V. Thomsen (7)	2,222,566	1.7%	11.4%
All directors and executive officers as a group (4 persons) (8)	25,026,344	19.4%	66.1%

*	Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1)	Schedule 13G filed with the SEC on February 20, 2020 indicates that Jeff Badders has sole voting and dispositive power with respect to these shares. Mr. Badders’ address is 4002 North Street, Nacogdoches, TX 75965.
(2)	Includes (i) 7,770,120 shares outstanding pursuant to restricted stock awards; (ii) 50 shares of Series B Preferred Stock, which may convert into 1,675,916 shares of Common Stock; and (iii) 2,458,218 shares issuable upon the exercise of stock options within 60 days of March 22, 2020 and those already vested.
(3)	Schedule 13D filed with the SEC on May 10, 2018 indicates that BOCO Investments, LLC, Pat Stryker and Pat Stryker Living Trust have shared voting and dispositive power with respect to these shares. Includes 8,050,000 shares owned by WestMountain Green, LLC, which is controlled by BOCO Investments, LLC. BOCO Investments, LLC’s address is 1001-A E. Harmony Road, #366, Fort Collins, Colorado 80525.
(4)	Includes (i) 517,397 shares held by Mr. Pugliese; (ii) 7,058,433 shares outstanding pursuant to restricted stock awards; (iii) 25 shares of Series B Preferred Stock, which may convert into 837,958 shares of Common Stock; and (iv) 1,299,998 shares issuable upon the exercise of stock options within 60 days of March 22, 2020 and those already vested.
(5)	Includes (i) 7,348,366 shares held by Fournace, LLC, an entity controlled by Mr. Rich, and (ii) 50,000 shares held by Mr. Rich personally. Schedule 13G filed with the SEC on January 23, 2020 indicates that Mr. Rich has sole voting and dispositive power with respect to these shares. Mr. Rich’s address is 3333 Allen Parkway, Unit Number 305, Houston, Texas 77019.

(6)	Includes (i) 750,000 shares outstanding pursuant to restricted stock awards; and (ii) 13 shares of Series B Preferred Stock, which may convert into 435,738 shares of Common Stock.
(7)	Includes (i) 750,000 shares outstanding pursuant to restricted stock awards; (ii) 20 shares of Series B Preferred Stock, which may convert into 670,366 shares of Common Stock; and (iii) 802,200 shares issuable upon the exercise of stock options that have vested.
(8)	Includes (i) 517,397 shares held by the directors and executive officers; (ii) 16,328,553 shares outstanding pursuant to restricted stock awards; (iii) 108 shares of Series B Preferred Stock, which may convert into 3,619,978 shares of Common Stock; and (iv) 3,758,216 shares issuable upon exercise of stock options within 60 days of March 22, 2020, and those that have vested.

Equity Compensation Plan Information

The following table sets forth as of December 31, 2019 information regarding our common stock that may be issued under the Company’s equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Columns (a)) (c) (1)
Equity compensation plans approved by security holders	8,445,698	$0.40	26,304,302
Equity compensation plans not approved by security holders	-	-	-
Total	8,445,698	$0.40	26,304,302

*	The table above includes 8,445,698 options that were issued pursuant to the Merger Agreement (adjusted for forfeitures and exercises since the issuance), by converting each option to purchase Common Units issued and outstanding immediately prior to the closing of the Merger into an option to purchase an equivalent number of shares of our common stock.

(1)	Represents shares available under the C-Bond Systems, Inc. 2018 Long-Term Incentive Plan, under which the Company can issue options, stock appreciation rights, restricted stock awards, restricted stock units and other types of stock-based awards.

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

As of December 31, 2019, the Company was in default of certain requirements under the Loan Agreement, including not meeting the requirement regarding minimum asset amount as defined therein. Upon the occurrence of such event of defaults, the Lender may, at its option and in accordance with the Loan Agreement, declare all obligations immediately due and payable, however, as of the date of this Report, the Lender has not made any such declaration.

Bruce Rich served as the Chief Executive Officer of C-Bond Systems, LLC until December 18, 2017, for which he earned a total salary of $364,907 in fiscal 2017. On January 2, 2018, we converted the accrued compensation and other amounts owed to Bruce Rich totaling $392,577 into 12,694,893 common shares. Through December 2019, Mr. Rich held 3,000,000 stock options for an exercise price of $0.03 that were fully vested. On December 21, 2019, we issued 3,000,000 common shares upon the exercise of these 3,000,000 stock options. In connection with this option exercise, we reduced accrued compensation by $90,000 due pursuant to the following consulting agreement. We entered into a consulting agreement with Bruce Rich on January 1, 2018, pursuant to which Mr. Rich agreed to consult as and when requested by C-Bond Systems, LLC, for a period of three years or until the aggregate cash payments total $300,000. As consideration for these services, Mr. Rich is entitled to a monthly fee equal to half of the base salary paid to Mr. Silverman, subject to a minimum of $8,333.33. Neither party may terminate this agreement prior to the end of the term. Pursuant to this consulting agreement, Mr. Rich will be subject to a confidentiality covenant, a three-year non-competition covenant and a three-year non-solicitation covenant.

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

	Years Ended December 31,
Category	2019	2018
Audit Fees	$65,500	$66,000
Audit Related Fees	$-	$18,200
Tax Fees	$-	$-
All Other Fees	$-	$-

Audit fees.  Consists of fees billed for the audit of our annual consolidated financial statements, review of our Form 10-K, review of our interim financial statements included in our Form 10-Q and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for  assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”, review of our Forms 8-K filings and services that are normally provided by the accountant in connection with non-year-end statutory and regulatory filings or engagements.

Tax fees.  Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

Other fees. The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

In June 2018, we established an audit committee, consisting of Barry Edelstein (audit committee chairman) and Scott Thomsen. The audit committee’s charter requires that the audit committee pre-approve all audit and non-audit services that our independent auditors provide to the Company, provided that pre-approval of non-audit services is not required if (i) the fees for all such services do not aggregate to more than 5% of total fees paid to the independent auditors in that fiscal year; (ii) such services were not recognized as non-audit services at that time of engagement; and (iii) such services are promptly brought to the attention of the audit committee and approved by the audit committee prior to the completion of the audit. Prior to the formation of the audit committee, our board of directors would evaluate the scope and cost of the engagement of an auditor before the auditor renders audit and audit-related services. All of the audit and audit related fees described above for fiscal years ended December 31, 2019 were pre-approved by the board of directors. All of the audit and audit related fees described above for fiscal years ended December 31, 2018 were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

A.	The following documents are filed as part of this Report:

1.	Consolidated Financial Statements:

2.	Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.	Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger and Reorganization dated as of April 25, 2018, among WestMountain Alternative Energy, Inc., WETM Acquisition Corp. and C-Bond Systems, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2018, File No. 000-53029).
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s SB-2 Registration Statement filed with the SEC on January 2, 2008, File No. 333-148440).
3.2	First Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed with SEC on August 11, 2014, File No. 000-53029).
3.3	Second Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2018, File No. 000-53029).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 8, 2018, File. No. 000-53029).
3.5	Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2019, File. No. 000-53029).
3.6	Certificate of Designations, Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2019, File. No. 000-53029).
4.1	Secured Promissory Note, dated November 14, 2018, with BOCO Investments, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2018, File. No. 000-53029).
4.2	Convertible Promissory Note, dated February 13, 2019, with Power Up Lending Group Ltd., (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2019, File No.: 000-53029).
4.3	Convertible Promissory Note, dated March 4, 2019, with Power Up Lending Group Ltd., (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2019, File No.: 000-53029).
4.4	Convertible Promissory Note, dated April 8, 2019, with Power Up Lending Group Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 12, 2019, File. No. 000-53029).
4.5	Convertible Promissory Note, dated May 15, 2019, with Power Up Lending Group Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 17, 2019, File. No. 000-53029).

4.6	Form of Convertible Promissory Note, dated September 6, 2019, between C-Bond Systems, Inc. and Investor (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2019, File. No. 000-53029).
4.7	Form of Common Stock Purchase Warrant, dated September 6, 2019, between C-Bond Systems, Inc. and Investor (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2019, File. No. 000-53029).
4.8	Form of Convertible Promissory Note, dated December 9, 2019, between C-Bond Systems, Inc. and Investor (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2019, File. No. 000-53029).
4.9	Form of Common Stock Purchase Warrant, dated December 9, 2019, between C-Bond Systems, Inc. and Investor (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2019, File. No. 000-53029).
10.1+	C-Bond Systems, Inc. 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement filed with the SEC on September 25, 2018, File No. 333-227522).
10.2+	Form of C-Bond Systems, Inc. Restricted Stock Award Agreement under 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Form S-8 Registration Statement filed with the SEC on September 25, 2018, File No. 333-227522).
10.3+	Form of C-Bond Systems, Inc. Nonqualified Stock Option Award Agreement under 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Form S-8 Registration Statement filed with the SEC on September 25, 2018, File No. 333-227522).
10.4+	Employment Agreement between C-Bond Systems, LLC and Scott Silverman dated October 18, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2018, File No. 000-53029).
10.5+	Employment Agreement between C-Bond Systems, LLC and Vince Pugliese dated October 12, 2015, as amended on February 11, 2016 and December 20, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2018, File No. 000-53029).
10.6+	Employee Agreement between C-Bond Systems, LLC and Vince Pugliese dated effective March 1, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2019).
10.7+	Consulting Agreement between C-Bond Systems, LLC and Bruce Rich dated January 1, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2018, File No. 000-53029).
10.8	License Agreement between William Marsh Rice University and C-Bond Systems, Inc. dated April 8, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2018, File No. 000-53029).
10.9	Form of Subscription Agreement related to the Offering (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2018, File No. 000-53029).
10.10	Form of Lockup Agreement related to the Offering (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K dated May 1, 2018, File No. 000-53029).
10.11	Registration Rights Agreement between C-Bond Systems, LLC and Fournace, LLC dated April 27, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2018, File No. 000-53029).
10.12	Revolving Credit Facility Loan and Security Agreement, dated November 14, 2018, between C-Bond Systems, Inc. and BOCO Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2018, File. No. 000-53029).
10.13	Securities Purchase Agreement, dated February 13, 2019, between C-Bond Systems, Inc., and Power Up Lending Group Ltd., (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2019, File No.: 000-53029).
10.14	Securities Purchase Agreement, dated March 4, 2019, between C-Bond Systems, Inc., and Power Up Lending Group Ltd., (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2019, File No.: 000-53029).
10.15	Securities Purchase Agreement, dated April 8, 2019, between C-Bond Systems, Inc., and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 12, 2019, File. No. 000-53029).
10.16	Securities Purchase Agreement, dated May 15, 2019, between C-Bond Systems, Inc., and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 17, 2019, File. No. 000-53029).
10.17+	Employee Agreement between C-Bond Systems, Inc., and Vince Pugliese dated effective March 1, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2019, File No.: 000-53029).
10.18	Form of Subscription Agreement, dated July 11, 2019, between C-Bond Systems, Inc., and an Accredited Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 16, 2019, File No.: 000-53029).
10.19	Form of Subscription Agreement, dated July 17, 2019, between C-Bond Systems, Inc., and an Accredited Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019, File No.: 000-53029).

10.20	Form of Subscription Agreement, dated July 29, 2019, between C-Bond Systems, Inc., and an Accredited Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2019, File No.: 000-53029).
10.21	Form of Subscription Agreement, dated September 6, 2019, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2019, File. No. 000-53029).
10.22	Form of Securities Purchase Agreement, dated October 15, 2019, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2019, File. No. 000-53029).
10.23	Form of Subscription Agreement, dated October 17, 2019, between C-Bond Systems, Inc., and Investor II (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2019, File. No. 000-53029).
10.24	Form of Securities Purchase Agreement, dated November 19, 2019, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2019, File. No. 000-53029).
10.25+	Executive Employment Agreement, dated October 18, 2017 and amended November 19, 2019, between C-Bond Systems, Inc. and Scott R. Silverman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2019, File. No. 000-53029).
10.26	Form of Securities Purchase Agreement, dated December 9, 2019, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2019, File. No. 000-53029).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2019, File. No. 000-53029).
21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Filed herewith

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C-BOND SYSTEMS, INC.

Date: March 25, 2020	By:	/s/ Scott R. Silverman
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

Signature	Title	Date

/s/ Scott R. Silverman	Chief Executive Officer, Chairman of the Board and Director	March 25, 2020
Scott R. Silverman	(principal executive officer)

/s/ Vince Pugliese	Chief Operating Officer, President, Interim Chief Financial Officer and Treasurer	March 25, 2020
Vince Pugliese	(principal financial and accounting officer)

/s/ Barry M. Edelstein	Director	March 25, 2020
Barry M. Edelstein

/s/ Scott V. Thomsen	Director	March 25, 2020
Scott V. Thomsen

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:

C-Bond Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of C-Bond Systems, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net loss and cash used in operations of $7,240,740 and $1,313,711 respectively, in 2019 and a working capital deficit, shareholders’ deficit and accumulated deficit of $2,436,639, $2,616,937 and $40,000,015 respectively, at December 31, 2019. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boca Raton, Florida

March 25, 2020

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member Center for Public Company Audit Firms

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash	$77,211	$128,567
Accounts receivable, net	151,989	91,319
Inventory	14,820	8,977
Prepaid expenses and other current assets	18,577	31,199

Total Current Assets	262,597	260,062

OTHER ASSETS:
Property, plant and equipment, net	32,776	57,405
Right of use asset, net	69,808	-
Security deposit	7,132	8,977

Total Other Assets	109,716	66,382

TOTAL ASSETS	$372,313	$326,444

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Notes payable - related party	$400,000	$400,000
Convertible notes payable, net	135,833	-
Accounts payable	746,663	507,058
Accrued expenses	126,986	46,278
Accrued compensation	351,708	188,231
Lease liability	47,636	-
Derivative liability	890,410	-

Total Current Liabilities	2,699,236	1,141,567

LONG-TERM LIABILITIES:
Lease liability, net of current portion	22,216	-
Mandatorily redeemable convertible Series A preferred stock; $0.10 par value, 800,000 shares designated; 159,600 and no shares issued and outstanding at December 31, 2019 and 2018, respectively ($1.00 per share redemption and liquidation value)	159,798	-

Total Long-term Liabilities	182,014	-

Total Liabilities	2,881,250	1,141,567

Commitments and Contingencies (See Note 10)
Series B convertible preferred stock: $0.10 par value, 100,000 shares designated; 108 and no shares issued and outstanding at December 31, 2019 and 2018, respectively ($1,000 per share redemption and liquidation value)	108,000	-

SHAREHOLDERS’ DEFICIT:
Preferred stock: $0.10 par value, 1,000,000 shares authorized; 800,000 Series A and 100,000 Series B designated	-	-
Common stock: $0.001 par value, 500,000,000 shares authorized; 116,749,633 and 80,459,006 issued and outstanding at December 31, 2019 and 2018, respectively	116,750	80,459
Additional paid-in capital	37,266,328	31,863,693
Accumulated deficit	(40,000,015)	(32,759,275)

Total Shareholders’ Deficit	(2,616,937)	(815,123)

Total Liabilities and Shareholders’ Deficit	$372,313	$326,444

See accompanying notes to consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2019	2018

SALES	$602,636	$382,244

COST OF SALES (excluding depreciation expense)	121,967	83,384

GROSS PROFIT	480,669	298,860

OPERATING EXPENSES:
Compensation and related benefits (including stock-based compensation of $3,858,967 and $6,735,124 for the year ended December 31, 2019 and 2018, respectively)	5,359,676	7,823,381
Research and development	31,057	258,294
Professional fees	986,445	1,006,939
General and administrative expenses	462,103	478,348

Total Operating Expenses	6,839,281	9,566,962

LOSS FROM OPERATIONS	(6,358,612)	(9,268,102)

OTHER EXPENSES:
Gain (loss) on debt extinguishment	31,009	(383,475)
Derivative expense	(570,059)	-
Settlement expense	-	(200,000)
Interest expense	(343,078)	(53,142)

Total Other Expenses	(882,128)	(636,617)

NET LOSS	$(7,240,740)	$(9,904,719)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.08)	$(0.14)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	94,236,036	68,521,112

See accompanying notes to consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	# of Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2017	45,717,635	$45,717	$22,127,796	$(22,854,556)	$(681,043)

Recapitalization of Company	9,106,250	9,106	178,295	-	187,401

Shares issued for conversion of accrued compensation	12,694,893	12,695	650,760	-	663,455

Common shares issued for cash	3,132,337	3,132	1,264,368	-	1,267,500

Common shares issued for conversion of debt	136,894	137	105,696	-	105,833

Common shares issued for services	6,689,575	6,690	112,060	-	118,750

Accretion of stock-based compensation	-	-	1,885,417	-	1,885,417

Common shares issued for settlement and debt extinguishment	815,957	816	467,878	-	468,694

Beneficial conversion feature on convertible note payable	-	-	260,000	-	260,000

Stock option exercise compensation	-	-	60,000	-	60,000

Exercise of stock options	2,650,525	2,651	232,109	-	234,760

Forfeiture of non-vested shares	(485,060)	(485)	485	-	-

Accretion of stock option expense	-	-	4,518,829	-	4,518,829

Net loss	-	-	-	(9,904,719)	(9,904,719)

Balance, December 31, 2018	80,459,006	80,459	31,863,693	(32,759,275)	(815,123)

Shares issued for conversion of accrued compensation	6,400,000	6,400	267,600	-	274,000

Common shares issued for cash	12,750,000	12,750	767,250	-	780,000

Common shares issued for conversion of debt	295,567	296	11,704	-	12,000

Common shares issued for services	13,845,060	13,845	188,515	-	202,360

Issuance of warrants in connection with convertible debt	-	-	61,899	-	61,899

Stock option exercise compensation	-	-	7,500	-	7,500

Exercise of stock options for accrued compensation	3,000,000	3,000	87,000	-	90,000

Accretion of stock-based compensation and professional fees	-	-	2,068,368	-	2,068,368

Accretion of stock option expense	-	-	1,942,799	-	1,942,799

Net loss	-	-	-	(7,240,740)	(7,240,740)

Balance, December 31, 2019	116,749,633	$116,750	$37,266,328	$(40,000,015)	$(2,616,937)

See accompanying notes to consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,240,740)	$(9,904,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	24,629	33,718
Bad debt expense (recovery)	992	(552)
Amortization of debt discount to interest expense	160,542	40,691
Stock-based compensation	3,858,967	6,735,124
Stock-based professional fees	355,393	118,750
Settlement expense	-	200,000
(Gain) loss on debt extinguishment	(31,009)	380,171
Interest expense related to put premium on convertible debt	88,620	-
Derivative expense	570,059	-
Lease costs	44	-
Change in operating assets and liabilities:
Accounts receivable	(61,662)	(55,542)
Inventory	(5,843)	1,516
Prepaid expenses and other assets	1,949	(11,243)
Accounts payable	239,605	382,067
Accrued expenses	89,266	22,709
Accrued compensation	635,477	89,528

NET CASH USED IN OPERATING ACTIVITIES	(1,313,711)	(1,967,782)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in recapitalization	-	187,401

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	187,401

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	780,000	1,267,500
Proceeds from sale of series A preferred stock	127,000	-
Proceeds from exercise of stock options	19,185	195,000
Proceeds from note payable	25,000	400,000
Repayment of note payable	(25,000)	-
Repayment of convertible note payable	(238,080)	(260,000)
Proceeds from convertible notes payable	574,250	260,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,262,355	1,862,500

NET (DECREASE) INCREASE IN CASH	(51,356)	82,119

CASH, beginning of year	128,567	46,448

CASH, end of year	$77,211	$128,567

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$37,339	$6,791
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature reflected in debt discount	$-	$260,000
Common stock issued as prepaid for services	$161,460	$18,333
Common stock issued for accrued compensation	$364,000	$392,577
Series B preferred stock issued for accrued compensation	$108,000	$-
Exercise of stock options for accrued compensation	$-	$20,575
Common stock issued for debt and accrued interest	$12,000	$105,833
Common stock issued for accrued settlement	$-	$114,915
Increase in debt discount and derivative liability	$320,351	$-
Increase in debt discount and paid-n capital for warrants	$61,899	$-
Increase in right of use asset and lease liability	$74,296	$-

See accompanying notes to consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $7,240,740 and $9,904,719 for the years ended December 31, 2019 and 2018, respectively. The net cash used in operations was $1,313,711 and $1,967,782 for the years ended December 31, 2019 and 2018, respectively. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $40,000,015, $2,616,937 and $2,436,639, respectively, at December 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the years ended December 31, 2019 and 2018 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the estimate of the fair value of the right of use asset and lease liability, the valuation of redeemable and mandatorily redeemable preferred stock, the fair value of derivative liabilities, the value of beneficial conversion features, and the fair value of non-cash equity transactions.

Fair value of financial instruments and fair value measurements

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (the “FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2019. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, notes payable – related party, convertible note payable, accounts payable, accrued expenses, accrued compensation, and lease liability approximate their fair market value based on the short-term maturity of these instruments.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

Assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and 2018 is as follows:

	At December 31, 2019			At December 31, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	-	-	890,410	-	-	-

A roll forward of the level 3 valuation financial instruments is as follows:

	For the Year Ended December 31,
	2019	2018
Balance at beginning of period	$-	$-
Initial valuation of derivative liabilities included in debt discount	320,351	-
Initial valuation of derivative liabilities included in derivative expense	516,634	-
Change in fair value included in derivative expense	53,425	-
Balance at end of period	$890,410	$-

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

Derivative financial instruments

The Company has certain financial instruments that are embedded derivatives. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10-05-4, Derivatives and Hedging and 815-40, Contracts in Entity’s Own Equity. This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on extinguishment.

In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The guidance was adopted as of January 1, 2019 and the Company elected to record the effect of this adoption, if any, retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the consolidated balance sheet as of the beginning of 2019, the period which the amendment is effective. The adoption of ASU No. 2017-11 had no effect on the Company’s financial position or results of operations and there was no cumulative effect adjustment.

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

Shipping and handling costs

Shipping and handling costs incurred for product shipped to customers are included in general and administrative expenses and amounted to $33,151 and $20,380 for the year ended December 31, 2019 and 2018, respectively. Shipping and handling costs charged to customers are included in sales.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

Warranty liability

The Company provides limited warranties on its products for product defects for periods ranging from 12 months to the life of the product. Warranty costs may include the cost of product replacement, refunds, labor costs and other costs. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 12 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying consolidated balance sheets and amounted $26,933 and $24,190 at December 31, 2019 and 2018, respectively. For the year ended December 31, 2019 and 2018, warranty expense amounted to $4,650 and $7,403, respectively, and is included in cost of sales on the accompanying consolidated statements of operations. For the year ended December 31, 2019 and 2018, a roll forward of warranty liability is as follows:

	For the Year Ended December 31,
	2019	2018
Balance at beginning of period	$24,190	$21,935
Increase in estimated warranty liability	4,650	7,403
Warranty expenses incurred	(1,907)	(5,148)
Balance at end of period	$26,933	$24,190

Research and development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and includes costs such as labor, materials, and other allocated costs incurred. For the year ended December 31, 2019 and 2018, research and development costs incurred in the development of the Company’s products were $31,057 and $258,294, respectively, and are included in operating expenses on the accompanying consolidated statements of operations.

Advertising costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the year ended December 31, 2019 and 2018, advertising costs charged to operations were $36,238 and $51,719, respectively and are included in general and administrative expenses on the accompanying consolidated statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which have been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2019 and 2018, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2015. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of December 31, 2019 and 2018.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

Loss per common share

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per common share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilutive securities and non-vested forfeitable shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to members by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares, common share equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of stock options and non-vested forfeitable shares (using the treasury stock method) and shares issuable upon conversion of preferred shares and convertible notes payable (using the as-if converted method). These common share equivalents may be dilutive in the future.

All potentially dilutive common shares were excluded from the computation of diluted common shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	December 31, 2019	December 31, 2018
Convertible notes	14,333,333	-
Stock options	8,445,698	12,704,009
Warrants	2,050,000	-
Series A preferred stock	3,283,951	-
Series B preferred stock	3,600,000	-
Non-vested, forfeitable common shares	17,475,299	4,498,672

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

Segment reporting

During the year ended December 31, 2019 and 2018, the Company operated in one business segment.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The pronouncement requires a modified retrospective method of adoption and is effective on January 1, 2019, with early adoption permitted. For the Company’s administrative office lease, the Company analyzed if it would be required to record a lease liability and a right of use asset on its consolidated balance sheets at fair value upon adoption of ASU 2016-02. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

Operating lease ROU assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the consolidated statements of operations.

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

In December 2019, the FASB issued Accounting Standards Update No. 2019-12 – Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The amendments in ASU 2019-12 will become effective for us as of the beginning of our 2022 fiscal year. Early adoption is permitted, including adoption in any interim period. We are currently evaluating the impact that this guidance will have upon our financial position and results of operations, if any.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3 – ACCOUNTS RECEIVABLE

At December 31, 2019 and 2018, accounts receivable consisted of the following:

	December 31, 2019	December 31, 2018
Accounts receivable	$151,989	$91,319
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$151,989	$91,319

For the year ended December 31, 2019 and 2018, bad debt (recovery) expense amounted to $992 and $(552), respectively.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 4 – INVENTORY

At December 31, 2019 and 2018, inventory consisted of the following:

	December 31, 2019	December 31, 2018
Raw materials	$12,250	$6,149
Finished goods	2,570	2,828
Inventory	$14,820	$8,977

NOTE 5 – PROPERTY AND EQUIPMENT

At December 31, 2019 and 2018, property and equipment consisted of the following:

	Useful Life	2019	2018

Machinery and equipment	5 - 7 years	$52,184	$52,184
Furniture and office equipment	3 - 7 years	45,063	45,063
Vehicles	5 years	68,341	68,341
Leasehold improvements	3 years	16,701	16,701
		182,289	182,289
Less: accumulated depreciation		(149,513)	(124,884)
Property and equipment, net		$32,776	$57,405

For the year ended December 31, 2019 and 2018, depreciation and amortization expense is included in general and administrative expenses and amounted to $24,629 and $33,718, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On June 1, 2017, the Company received $100,000 from a third party pursuant to the terms of a convertible promissory note (the “Convertible Note”). The Convertible Note accrued interest at 7% per annum and all principal and interest is payable on the maturity date of June 1, 2019. The holder of the Convertible Note could have, at any time, upon written notice, convert all amounts then outstanding under this Convertible Note into a number of common shares of the Company equal to the amount then owed under this Note divided by $0.77. The Company evaluated the conversion feature of the Convertible Note and determined the Company’s common stock fair value exceeded the conversion price as stated in the Convertible Note. Management determined that the favorable exercise price represented a beneficial conversion feature. Using the intrinsic value method at the convertible promissory note date, a total discount of $10,000 was recognized and was being amortized to interest expense over the term of the Convertible Note. In March 2018, the principal balance of $100,000 and all accrued interest of $5,833 was converted into 136,894 common shares and the Convertible Note was terminated. As of December 31, 2018, this Convertible Note was no longer outstanding.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

February to May 2019 Financings

From February 13, 2019 to May 15, 2019, the Company entered into four Securities Purchase Agreements (the “SPAs”) with an Accredited Investor (“Investor”) for the purchase of a Convertible Promissory Notes in the aggregate principal amount of $244,800 and received net proceeds of $192,000, net of original issue discount of $40,800 and net of origination fees of $12,000.  These Notes bear interest rate ranging from 4% per annum to 12% per annum and were due and payable through May 2020.  The Notes were convertible by the Investor after six months from each respective Note date into shares of the Company’s common stock (as determined in the Note) at a price equal to 81% of the average of the lowest two closing bid prices of the common stock as reported on the OTC Link ATS owned by OTC Markets Group for the 10 prior trading days. The Company may prepay the Notes at any time prior to the six-month anniversary, subject to pre-payment charges as detailed in the Notes. The SPAs and Notes contain customary representations, warranties and covenants, including certain restrictions on the Company’s ability to sell, lease or otherwise dispose of any significant portion of its assets. Investor also has the right of first refusal with respect to any future equity (or debt with an equity component) offerings of less than $100,000 conducted by the Company until the six-month anniversary of the Note. The SPA and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties, proceedings, delinquency in periodic report filings with the SEC, and cross default with other agreements. In the event of default, at the option of the Investor and in the Investor’s sole discretion, the Investor may consider the Note immediately due and payable. The Company has accounted for these convertible promissory notes as stock settled debt under ASC 480 and recorded an aggregate debt premium of $57,423 with a charge to interest expense. On August 15, 2019, the Company issued 295,567 shares of its common stock upon conversion of principal balance of $12,000.

On September 6, 2019, the Company satisfied in full all remaining convertible promissory note obligations with this accredited investor including all Notes in the amount of $232,800 and accrued interest of $7,624 for a cash payment of $238,080. Additionally, in connection with this debt extinguishment, the Company reversed all put premiums recorded of $57,423 and remaining debt discounts of $28,758 and recorded a gain on debt extinguishment of $31,009.

September 2019 and December 2019 Financings

On September 6, 2019 and on December 9, 2019, the Company closed on Securities Purchase Agreements (the “SPAs”) with an accredited investor. Pursuant to the terms of the September 6, 2019 SPA, the Company issued and sold to this investor a convertible promissory note in the aggregate principal amount of $300,000 and a warrant to purchase up to 750,000 shares of the Company’s common stock. The Company received net proceeds of $267,250, net of original issue discount of $30,000 and origination fees of $2,750. The Note bears interest at 12% per annum and becomes due and payable on June 6, 2020. Pursuant to the terms of the December 9, 2019 SPA, the Company issued and sold to this investor a convertible promissory note in the aggregate principal amount of $130,000, and a warrant to purchase up to 300,000 shares of the Company’s common stock. The Company received net proceeds of $115,000, net of original issue discount of $15,000. These Notes bear interest at 12% per annum. The September 6, 2019 Note becomes due and payable on June 6, 2020 and the December 9, 2019 Note is due and payable on September 9, 2020.

In accordance with these SPAs and these Notes, subject to the adjustments as defined in the respective SPA and Note, the conversion price (the “Conversion Price”) shall equal the lesser of: (i) the lowest Trading Price (as defined below) during the previous twenty-five Trading Day period ending on the latest complete Trading Day prior to the date of this Note, and (ii) the Variable Conversion Price (as defined below) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company). The “Variable Conversion Price” shall mean 60% multiplied by the Market Price (as defined herein) (representing a discount rate of 40%). “Market Price” means the lowest Trading Price (as defined below) for the Company’s common stock during the twenty-five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the lesser of: (i) the lowest trade price on the applicable trading market as reported by a reliable reporting service (“Reporting Service”) designated by the Holder or (ii) the closing bid price on the applicable trading market as reported by a Reporting Service designated by the Holder. The Company may prepay the Note at any time prior to its six-month anniversary, subject to pre-payment charges as detailed in the Note.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

The Warrants are exercisable at any time on or after the date of the issuance and entitles this investor to purchase shares of the Company’s common stock for a period of five years from the initial date the warrants become exercisable. Under the terms of the Warrants, the holder is entitled to exercise the Warrant to purchase up to an aggregate of 1,050,000 shares of the Company’s common stock at an initial exercise price of $0.10, subject to adjustment as detailed in the Warrants.

These Notes and related Warrants include a down-round provision under which the Notes conversion price and warrant exercise price could be affected on a full-ratchet basis by future equity offerings undertaken by the Company.

In connection with the issuance of the Notes, the Company determined that the terms of the Note contain terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of ASC 815-40 - Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion options contained in the convertible instruments were bifurcated and accounted for as derivative liability at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives was determined using the Binomial valuation model. At the end of each period and on the date that debt is converted into common shares, the Company revalues the embedded conversion option derivative liabilities. In connection with the issuance of these Notes, during the year ended December 31, 2019, on the initial measurement date, the fair values of the embedded conversion option derivative of $836,985 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Note of $320,351, with the remainder of $516,634 charged to current period operations as initial derivative expense. At the end of the period, the Company revalued the embedded conversion option derivative liabilities and recorded a derivative expense of $53,425, In connection with the revaluation and the initial derivative expense, the Company recorded an aggregate derivative expense of $570,059 during the year ended December 31, 2019.

In connection with the warrants issued in connection with these Notes, the Company determined that the terms of the warrants contain terms that are fixed monetary amounts at inception and, accordingly, the warrants were not considered derivatives. The fair value of the warrants was determined using the Binomial valuation model. In connection with the issuance of the warrants, on the initial measurement date, the relative fair value of the warrants of $61,899 was recorded as a debt discount and an increase in paid-in capital.

During the year ended December 31, 2019, the fair value of the derivative liabilities and warrants was estimated using the Binomial valuation model with the following assumptions:

2019
Dividend rate	—%
Term (in years)	0.69 to 5.00 years
Volatility	275.8 to 317.5%
Risk—free interest rate	1.56% to 1.75%

For the year ended December 31, 2019 and 2018, interest expense related to convertible notes and warrants amounted to $237,445 and $49,003, including amortization of debt discount and debt premium charged to interest expense of $217,298 and $40,691, respectively.

The weighted average interest rate on the above notes and notes payable – related party (see note 7) during the years ended December 31, 2019 and 2018 was 14.9% and 8.7%, respectively.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

At December 31, 2019 and 2018, convertible notes consisted of the following:

	December 31, 2019	December 31, 2018
Principal amount	$430,000	$-
Less: unamortized debt discount	(294,167)	-
Convertible notes payable, net	$135,833	$-

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

Commencing on January 10, 2019 and on or before the l0th day of each month thereafter, the Company shall pay Lender all interest accrued on outstanding principal under the Loan Agreement and Notes as of the end of the month then concluded. Upon the occurrence of any Event of Default and at any time thereafter, Lender may, at its option, declare any and all Obligations immediately due and payable without demand or notice. As of December 31, 2019 and December 31, 2018, the Company did not meet the Minimum Asset Amount covenant as defined in the Loan Agreement, failed to timely pay interest payments due, and has violated other default provisions. Accordingly, the note balance due of $400,000 has been reflected as a current liability on the accompanying consolidated balance sheet.

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

For the years ended December 31, 2019 and 2018, interest expense related to this Note amounted to $72,000 and $4,044, respectively.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 8 – NOTE PAYABLE

On April 26, 2019, the Company entered into a Promissory Note (“Promissory Note”) with an accredited investor in the aggregate principal amount of $25,000 and received net proceeds of $25,000. The Promissory Note bears interest at 4% per annum and is due and payable on April 26, 2020 (the “Maturity Date”). At the time the Promissory Note reaches its Maturity Date, the holder and the Company will discuss and mutually agree on potential conversion rights of the holder, including pricing, method of conversion, etc. At any time during which the Promissory Note is outstanding, the Company may prepay the Note in full, without penalty. The Promissory Note provides for certain events of default, including, among other things, payment defaults, bankruptcy, liquidation, and cessation of operations. In the event of default, the holder shall be entitled to an injunction or injunctions restraining, preventing or curing any breach of this Promissory Note and to enforce specifically the terms and provisions thereof, without the necessity of showing economic loss and without any bond or other security being required. In September 2019, the Company repaid $12,500 this note and in October 2019, the remaining balance of $12,500 was repaid.

NOTE 9 - SHAREHOLDERS’ DEFICIT

Preferred Stock

Series A Preferred stock

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

Each share of Series A Preferred Stock will carry an annual dividend in the amount of 4% of the Stated Value (the “Dividend Rate”), which shall be cumulative and compounded daily, payable solely upon redemption, liquidation or conversion. Upon the occurrence of an Event of Default, the Dividend Rate shall automatically increase to 22%.

At any time during the periods set forth on the table immediately following this paragraph (the “Redemption Periods”) provided that an Event of Default has not occurred, the Company will have the right, at the Company’s option, to redeem all or any portion of the shares of Series A Preferred Stock for an amount equal to (i) the total number of Series A Preferred Stock held by the applicable Holder multiplied by (ii) the Stated Value plus the Adjustment Amount, (the “Optional Redemption Amount”). The Adjustment Amount shall equal to any accrued but unpaid dividends, the default adjustment amounts, as defined in the Certificate of Designation, if applicable, failure to deliver fees, if any, and any other fees as set forth in the Certificate of Designation. After the expiration of 180 days following the Issuance Date of the applicable shares of Series A Preferred Stock, the Company shall have no right of redemption.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

The Holder of Series A Preferred stock shall have the right from time to time, and at any time during the period beginning on the date which is 180 days following the issuance date, to convert all or any part of the outstanding Series A Preferred Stock into the Company’s common stock. The conversion price (the “Conversion Price”) shall equal the Variable Conversion Price (as defined below) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 81% multiplied by the Market Price (as defined below) (representing a discount rate of 19%). “Market Price” means the average of the two lowest Trading Prices for the common stock during the ten Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the applicable trading market as reported by a reliable reporting service designated by the Holder. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTC, or on the principal securities exchange or other securities market on which the common stock is then being traded. The Company has accounted for the Series A Preferred Stock as stock settled debt under ASC 480 due to mandatory redemption and recorded an aggregate debt premium of $31,197 with a charge to interest expense.

During October and November 2019, the Company entered into a Series A Preferred Stock Purchase Agreements with accredited investors whereby the investors agreed to purchase an aggregate of 159,600 unregistered shares of the Company’s Series A Preferred stock, par value $0.10 for $133,000, or $0.833 per share. During October and November 2019, the Company received the cash proceeds of $127,000, net of fees of $6,000. A total discount of $6,000 was recognized and is being amortized to interest expense over the redemption terms of the Series A preferred shares. For the year ended December 31, 2019, amortization of discount charged to interest expense amounted to $667. The Company has accrued $934 of interest on these liabilities which is included in mandatorily redeemable convertible Series A preferred stock liability on the accompanying consolidated balance sheet.

The Company has classified the Series A Preferred Stock as a liability in accordance with ASC Topic No. 480, ” Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the accompanying consolidated statements of operations. The mandatorily redeemable Series A preferred stock is recorded at the liquidation preference, less unamortized discounts plus the debt premium and accrued dividends due, on the Company’s accompanying consolidated statements of operations as of December 31, 2019 which in total exceeds the redemption value.

Series B Preferred Stock

On December 12, 2019, the Company filed an Amendment to its Articles of Incorporation to designate a series of preferred stock, the Series B Convertible Preferred Stock (the “Series B”), with the Secretary of State of the State of Colorado. The Certificate of Designations established 100,000 shares of the Series B, par value $0.10, having such designations, preferences, and rights as determined by the Company’s Board of Directors in its sole discretion, in accordance with the Company’s Articles of Incorporation and Amended and Restated Bylaws. The Certificate of Designations became effective with the State of Colorado upon filing.

The Series B ranks senior with respect to dividends and right of liquidation with the Company’s common stock and junior to all existing and future indebtedness of the Company. The Series B has a stated value per share of $1,000, subject to adjustment as provided in the Certificate of Designations (the “Stated Value”), and a dividend rate of 2% per annum of the Stated Value.

The Series B is subject to redemption (at Stated Value, plus any accrued, but unpaid dividends (the “Liquidation Value”)) by the Company no later than three years after a Deemed Liquidation Event and at the Company’s option after one year from the issuance date of the Series B, subject to a ten-day notice (to allow holder conversion). A “Deemed Liquidation Event” will mean: (a) a merger or consolidation in which the Company is a constituent party or a subsidiary of the Company is a constituent party and the Company issues shares of its capital stock pursuant to such merger or consolidation, except any such merger or consolidation involving the Company or a subsidiary in which the shares of capital stock of the Company outstanding immediately prior to such merger or consolidation continue to represent, or are converted into or exchanged for shares of capital stock that represent, immediately following such merger or consolidation, at least a majority, by voting power, of the capital stock of the surviving or resulting corporation or, if the surviving or resulting corporation is a wholly-owned subsidiary of another corporation immediately following such merger or consolidation, the parent corporation of such surviving or resulting corporation; or (b) the sale, lease, transfer, exclusive license or other disposition, in a single transaction or series of related transactions, by the Company or any subsidiary of the Company of all or substantially all the assets of the Company and its subsidiaries taken as a whole, or the sale or disposition (whether by merger or otherwise) of one or more subsidiaries of the Company if substantially all of the assets of the Company and its subsidiaries taken as a whole are held by such subsidiary or subsidiaries, except where such sale, lease, transfer, exclusive license or other disposition is to a wholly owned subsidiary of the Company.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

The Series B is convertible at the option of a holder or if the closing price of the common stock exceeds 400% of the Conversion Price for a period of twenty consecutive trading days, at the option of the Company. Conversion Price means a price per share of the common stock equal to 100% of the lowest daily volume weighted average price of the common stock during the two years preceding or subsequent two years following the Issuance Date, subject to adjustment as otherwise provided in the Certificate of Designations (the “Conversion Price”).

In the event of a conversion of any Series B, the Company shall issue to the holder a number of shares of common stock equal to the Liquidation Value multiplied by the number of shares of Series B Preferred Stock being converted divided by the Conversion Price.

Upon liquidation of the Company after payment or provision for payment of liabilities of the Company and after payment or provision for any liquidation preference payable to the holders of any preferred stock ranking senior to the Series B but prior to any distribution to the holders of Common Stock or preferred stock ranking junior upon liquidation to the Series B, the holders of Series B will be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to each share of Series B equal to the Liquidation Value.

The Series B has voting rights per Series B Share equal to the Liquidation Value per share, divided by the Conversion Price, multiplied by fifty (50). Subject to applicable Colorado law, the holders of Series B will have functional voting control in situations requiring shareholder vote.

The Series B Preferred Stock will vest on May 1, 2020, subject to acceleration in the event of conversion or redemption.

On December 12, 2019, the Board of Directors of the Company agreed to satisfy $108,000 of accrued compensation owed to its directors and executive officers (collectively, the “Management”) through a Liability Reduction Plan (the “Plan”). Under this Plan, Management agreed to accept 108 shares of the Company’s Series B convertible preferred stock in settlement of accrued compensation.

These Series B preferred share issuances with redemption provisions that permit the issuer to settle in either cash or common stock, at the option of the issuer, were evaluated to determine whether temporary or permanent equity classification on the consolidated balance sheet was appropriate. As per the terms of the Series B preferred stock agreements, Series B preferred stock is redeemable for cash and other assets on the occurrence of a deemed liquidation event. A deemed liquidation event includes a change of control which is not in the Company’s control. As such, since Series B preferred stock is redeemable upon the occurrence of an event that is not within the Company’s control, the Series B preferred stock is classified as temporary equity.

The Company concluded that the Series B Preferred Stock represented an equity host and, therefore, the redemption feature of the Series B Preferred Stock was not considered to be clearly and closely related to the associated equity host instrument. However, the redemption features did not meet the net settlement criteria of a derivative and, therefore, were not considered embedded derivatives that required bifurcation. The Company also concluded that the conversion rights under the Series B Preferred Stock were clearly and closely related to the equity host instrument. Accordingly, the conversion rights features on the Series B Preferred Stock were not considered an embedded derivative that required bifurcation.

Common Stock

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

December 31, 2019 and 2018

Sale of common stock

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

In connection with a subscription agreement dated April 23, 2019, during the year ended December 31, 2019, the Company received cash proceeds of $300,000 from an investor for the purchase of 2,000,000 shares of the Company’s common stock at $0.15 per share.

In connection with subscription agreements, during the year ended December 31, 2019, the Company received cash proceeds of $480,000 from investors for the purchase of 10,750,000 shares of the Company’s common stock at prices ranging from $0.04 to $0.05 per share.

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

On August 15, 2018 (the “Effective Date”), the Company entered into an employment agreement with its vice president of sales and distribution. Pursuant to this employment agreement, the Company agreed to grant a restricted stock award of 500,000 common shares of the Company which will vest on the first anniversary date of the employment agreement. If the employee’s employment is terminated without cause or for good reason (both as defined in the employment agreement), or a change of control event (as defined in the employment agreement) occurs, these shares will immediately vest. For any other termination of employment, unvested restricted stock shall immediately terminate. These shares were valued on the date of grant at $200,000, or $0.40 per common share, based on contemporaneous common share sales. These shares vest on August 15, 2019. In connection with these shares, the Company shall record stock-based compensation over the one-year vesting period. For the years ended December 31, 2019 and 2018, the Company recorded stock-based compensation expense of $125,000 and $75,000 related to these shares, respectively.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

On October 6, 2018, the Company entered into restricted stock award agreements (the “Restricted Stock Award Agreements”) with executive officers and employees. Pursuant to the Restricted Stock Award Agreements, the Company agreed to grant restricted stock awards for an aggregate of 2,750,000 common shares of the Company which were valued at $1,100,000, or $0.40 per common share, based on contemporaneous common share sales. These shares will vest on the first anniversary date of the Restricted Stock Award Agreements. If the employee’s employment is terminated for any reason, these shares will immediately be forfeited. In the event of a change of control, the employee shall be 100% vested in all shares of restricted shares subject to these Agreements. Each executive officer and employee shall have the right to vote the restricted shares awarded to them and to receive and retain all regular dividends paid in cash or property (other than retained distributions), and to exercise all other rights, powers and privileges of a holder of shares of the stock, with respect to such restricted shares, with the exception that (a) the employee shall not be entitled to delivery of the stock certificate or certificates or electronic book entries representing such restricted shares until the shares are vested, (b) the Company shall retain custody of all retained distributions made or declared with respect to the restricted shares until such time, if ever, as the restricted shares have become vested, and (c) the employee may not sell, assign, transfer, pledge, exchange, encumber, or dispose of the restricted shares. For the years ended December 31, 2019 and 2018, the Company recorded stock-based compensation expense of $847,916 and $252,085 related to these shares, respectively. These shares shall be considered outstanding for legal purposes but shall be excluded from basic earnings per share until vesting occurs.

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

On March 12, 2019, the Company entered into a consulting agreement for advisory services to be rendered. In connection with this consulting agreement, the Company issued 485,060 restricted vested common shares of the Company to a consultant for services to be rendered. These shares were valued at $82,460, or $0.17 per common share, based on quoted closing price on the date of grant. In connection with this consulting agreement, during the year ended December 31, 2019, the Company recorded stock-based professional fees of $82,460.

On March 14, 2019, the Company entered into an Advisory Board Agreement and a related Restricted Stock Award Agreement with an advisor (the “Advisor”) to act as a member of the Company’s advisory board. The Advisory Board Agreement has a term of one year and will renew automatically unless terminated by either party. In connection with this advisory agreement, the Company issued 200,000 restricted common shares of the Company to the Advisor under its 2018 Long Term Incentive Plan. These shares will vest on the first anniversary date of the Restricted Stock Award Agreement. If the Advisor’s employment is terminated for any reason, these shares will immediately be forfeited. In the event of a change of control, the employee shall be 100% vested in all shares of restricted shares subject to these Agreements. These shares were valued at $32,000, or $0.16 per common share, based on quoted closing price on the date of grant. In connection with this Advisory Board Agreement, during the year ended December 31, 2019, the Company recorded stock-based professional fees of $25,333 and at December 31, 2019 and prepaid expenses of $6,667, which will be amortized over the remaining one-year vesting period.

On May 20, 2019, the Company entered into a six-month consulting agreement with an individual for business development services. In connection with this consulting agreement, the Company issued 500,000 restricted common shares of the Company to the consultant. These shares vest immediately. These shares were valued at $47,000, or $0.094 per common share, based on quoted closing price on the date of grant. In connection with this consulting agreement, the Company recorded stock-based professional fees of $47,000.

On July 29, 2019, the Company entered into restricted stock award agreements (the “Restricted Stock Award Agreements”) with executive officers and employees. Pursuant to the Restricted Stock Award Agreements, the Company agreed to grant restricted stock awards for an aggregate of 10,500,000 common shares of the Company which were valued at $525,000, or $0.05 per common share, based on contemporaneous common share sales. These shares will vest on May 1, 2020. If the employee’s employment is terminated for any reason, these shares will immediately be forfeited. In the event of a change of control, the employee shall be 100% vested in all shares of restricted shares subject to these Agreements. Each executive officer and employee shall have the right to vote the restricted shares awarded to them and to receive and retain all regular dividends paid in cash or property (other than retained distributions), and to exercise all other rights, powers and privileges of a holder of shares of the stock, with respect to such restricted shares, with the exception that (a) the employee shall not be entitled to delivery of the stock certificate or certificates or electronic book entries representing such restricted shares until the shares are vested, (b) the Company shall retain custody of all retained distributions made or declared with respect to the restricted shares until such time, if ever, as the restricted shares have become vested, and (c) the employee may not sell, assign, transfer, pledge, exchange, encumber, or dispose of the restricted shares. For the year ended December 31, 2019, the Company recorded stock-based compensation expense of $313,889 related to these shares. These shares shall be considered outstanding for legal purposes but shall be excluded from basic earnings per share until vesting occurs. In connection with these shares, the Company shall record stock-based compensation over the vesting period.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

On October 1, 2019, the Company entered into a one-month Digital Marketing and Social Media Exposure Agreement (the “Marketing Agreement”) with a third-party entity. Pursuant to the Marketing Agreement, the Company issued 350,000 common shares of the Company which were valued at $15,400, or $0.044 per common share, based on contemporaneous common share sales on the agreement date. In connection with this agreement, the Company recorded professional fees of $15,400.

On November 19, 2019, the Company issued 510,000 common shares of the Company for consulting services rendered. These shares were valued at $25,500, or $0.05 per common share, based on contemporaneous common share sales on the agreement date. In connection with this agreement, the Company recorded professional fees of $25,500.

In November 2019, the Company entered into restricted stock award agreements with two employees. Pursuant to these restricted stock award agreements, the Company agreed to grant restricted stock awards for an aggregate of 1,300,000 common shares of the Company which were valued at $65,000, or $0.05 per common share, based on contemporaneous common share sales. These shares will vest on May 1, 2021. If the employee’s employment is terminated for any reason, these shares will immediately be forfeited. In the event of a change of control, the employee shall be 100% vested in all shares of restricted shares subject to these Agreements. Each employee shall have the right to vote the restricted shares awarded to them and to receive and retain all regular dividends paid in cash or property (other than retained distributions), and to exercise all other rights, powers and privileges of a holder of shares of the stock, with respect to such restricted shares, with the exception that (a) the employee shall not be entitled to delivery of the stock certificate or certificates or electronic book entries representing such restricted shares until the shares are vested, (b) the Company shall retain custody of all retained distributions made or declared with respect to the restricted shares until such time, if ever, as the restricted shares have become vested, and (c) the employee may not sell, assign, transfer, pledge, exchange, encumber, or dispose of the restricted shares. For the years ended December 31, 2019 and 2018, the Company recorded stock-based compensation expense of $2,397 and $0 related to these shares, respectively. These shares shall be considered outstanding for legal purposes but shall be excluded from basic earnings per share until vesting occurs. In connection with these shares, the Company shall record stock-based compensation over the vesting period.

The following table summarizes activity related to non-vested shares:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2017	-	$
Granted	6,483,732		0.62
Forfeited	(485,060)		0.85
Non-vested, December 31, 2018	5,998,672		0.61
Granted	12,000,000		0.05
Shares vested	(323,373)		(0.59)
Non-vested, December 31, 2019	17,675,299		$0.23

Total unrecognized compensation expense related to these unvested common shares at December 31, 2019 amounted to $273,714 which will be amortized over the remaining vesting period.

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

On December 21, 2019, the Company issued 3,000,000 common shares upon the exercise of 3,000,000 stock options. In connection with this option exercise, the Company reduced accrued compensation by $90,000.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

Common share exercise compensation

As compensation for services commencing on February 1, 2016 and continuing through February 14, 2019, on December 27, 2016, the Company granted a stock option exercise right to an employee of the Company, whereby the employee will receive a credit of $5,000 per month towards the cash required to exercise his 750,000 options at $0.31 per share. Accordingly, the employee can exercise options on a cashless basis up to the amount he has been credited. As of December 31, 2019 and 2018, the employee was credited $182,500 and $175,000 towards the options exercise, respectively. No cash disbursement will be required by the Company under this provision. The Company recognized compensation expense of $7,500 and $60,000 during the year ended December 31, 2019 and 2018, respectively, with a corresponding increase to shareholders’ equity.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

On August 15, 2019, the Company issued 295,567 shares of its common stock upon the partial conversion of a convertible note principal balance of $12,000 at the contractual conversion price (see Note 6).

Stock options

In connection with the exercise of stock options in 2018, in January 2019, the Company collected a subscription receivable of $19,185 which was included in prepaid expenses and other current assets at December 31, 2018.

For the year ended December 31, 2019 and 2018, the Company recorded $1,942,799 and $4,518,829 of compensation expense related to stock options, respectively. Total unrecognized compensation expense related to unvested stock options at December 31, 2019 amounted to $609,661. The weighted average period over which stock-based compensation expense related to these options will be recognized is approximately 11 months.

Stock option activities for the years ended December 31, 2019 and 2018 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2017	14,894,213	$0.32
Exercised	(1,757,032)	0.12
Forfeited	(1,691,483)	0.66
Balance Outstanding, December 31, 2018	11,445,698	0.30
Exercised	(3,000,000)	0.03
Balance Outstanding, December 31, 2019	8,445,698	$0.40	6.27	$24,600
Exercisable, December 31, 2019	7,653,917	$0.41	6.11	$24,600

Warrants

On March 14, 2019, the Company entered into a letter agreement (“Letter Agreement”) with Dinosaur Financial Group, LLC (“Dinosaur”), to act as the Company’s financial advisor and agent for raising investment capital through a private placement (or pursuant to an alternate form of capital investment or capital transaction). For services rendered under the Letter Agreement, Dinosaur shall receive cash fees of up to seven percent of funds raised and the Company shall issue to Dinosaur warrants to purchase an equal proportion of warrants to the number of shares issued or issuable to investors in the private placement. Additionally, per the terms of the Letter Agreement, upon signing of the agreement, the Company issued to Dinosaur warrants (the “Warrants”) to purchase 1,000,000 shares of C-Bond Common Stock, granted in three successive tranches as outlined below, with an exercise price of $0.18 or current market price at the time, whichever is lower, as set forth in the Letter Agreement. Upon signing of the Letter Agreement, Dinosaur received Warrants to purchase 200,000 shares of the Company’s common stock at $0.18 per share. On June 14, 2019, the three-month anniversary of the Letter Agreement, Dinosaur received Warrants to purchase 400,000 shares of the Company’s common stock at $0.08 per share. On September 14, 2019, Dinosaur received Warrants to purchase 200,000 shares of the Company’s common stock at $0.05 per share. On December 14, 2019, Dinosaur received Warrants to purchase 200,000 shares of the Company’s common stock at $0.07 per share. The Warrants shall be exercisable over a five-year term from date each tranche date and shall be assignable to others at Dinosaur’s discretion. These warrants were valued at the grant date using a Black-Scholes option pricing model with the following assumptions; risk-free interest rate of 2.43%, expected dividend yield of 0%, expected warrant term of five years, and an expected volatility of 275.0%. The aggregate grant date fair value of these awards amounted to $159,700. The Company recognizes compensation cost for unvested stock-based warrant awards on a straight-line basis over the requisite service period. For the year ended December 31, 2019 and 2018, the Company recorded $159,700 and $0 of stock-based professional fees related to stock warrants, respectively.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

On September 6, 2019 and December 9, 2019, in connection with Purchase Agreements with an accredited investor (See Note 6), the Company issued warrants to purchase an aggregate of up to 1,050,000 shares of the Company’s common stock (the “Warrants”). The Warrants are exercisable at any time on or after the date of the issuance and entitles this investor to purchase shares of the Company’s common stock for a period of five years from the initial date the warrants become exercisable. Under the terms of the Warrant, the holder is entitled to exercise the Warrants to purchase up to 1,050,000 shares of the Company’s common stock at an initial exercise price of $0.10, subject to adjustment as detailed in the Warrant. In connection with the issuance of the warrants, on the initial measurement date, the relative fair value of the warrants of $61,899 was recorded as a debt discount and an increase in paid-in capital (See Note 6).

The Company did not have any outstanding warrants during 2018. Warrant activities for the year ended December 31, 2019 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2018	-	$-	-	$-
Granted	2,050,000	0.10
Cancelled	-	-
Balance Outstanding December 31, 2019	2,050,000	$0.10	4.66	$4,400
Exercisable, December 31, 2019	2,050,000	$0.10	4.66	$4,400

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

The aggregate number of shares of common stock and number of shares of the Company’s common stock that may be subject to incentive stock options granted under the 2018 Plan is 50,000,000 shares, of which 8,445,698 shares have been issued or granted under incentive stock options and 15,250,000 shares of restricted stock have been issued as of December 31, 2019. All shares underlying grants are expected to be issued from the Company’s unissued authorized shares available.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. Other than the matter discussed below, as of December 31, 2019, the Company is not involved in any other pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

Roy Duplantier and Sleeping Creek Partners vs. C-Bond Systems LLC; Court Filed: Harris County, Texas, Precinct 7; Small Claims Case Number: 207100033133; Date Filed: January 24, 2020.

On January 24, 2020, Roy Duplantier and Sleeping Creek Partners (“Plaintiff”) filed a Citation (Small Claims Case) against C-Bond Systems LLC. Pursuant to the Small Claims Case, the Plaintiff demanded $10,000 for unpaid commissions and damages. The Company believes that this claim is without merit and will vigorously defend against this claim.

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

December 31, 2019 and 2018

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

On August 15, 2018 (the “Effective Date”), the Company entered into an employment agreement with an employee. The term of this agreement shall begin as of the Effective Date and shall end on the time of the termination of this employee’s employment. Pursuant to this employment agreement, this employee shall receive a 5% commission on sales generated by the employee of the Company’s products. Additionally, the Company agreed to grant a restricted stock award of 500,000 common shares of the Company which will vest on the first anniversary date of the employment agreement. If the employee’s employment is terminated without cause or for good reason (both as defined in the employment agreement), or a change of control event (as defined in the employment agreement) occurs, these shares will immediately vest. For any other termination of employment, unvested restricted stock shall immediately terminate. These shares were valued on the date of grant at $200,000, or $0.40 per common share, based on recent common share sales. These shares vest on August 15, 2019. In connection with these shares, the Company shall record stock-based compensation over the one-year vesting period.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

Licensing agreement

Pursuant to an agreement dated April 8, 2016, between the Company and Rice University, Rice University has granted a non-exclusive license to the Company, in nanotube-based surface treatment for strengthening glass and related materials under Rice’s intellectual property rights, to use, make, distribute, offer and sell the licensed products specified in the agreement. In consideration for which, the Company had to pay a one-time non-refundable license fee of $10,000 and royalty payments of 5% of net sales of the licensed products during the term of the agreement and a sell-off period of 180 days from termination, In addition, the Company is required to pay for the maintenance of the patents, This agreement will continue until the expiration of the last to expire of the licensed property rights, unless terminated earlier in accordance with the terms of the agreement. There have been no royalty payments paid or due through December 31, 2019.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 11 – INCOME TAXES

For the period from January 1, 2018 to April 25, 2018, the Company’s subsidiaries operated as limited liability companies and passed all income and loss to each member based on their proportionate interest in the Company. Accordingly, no provision for federal and state income taxes has been made in these consolidated financial statements for this period. Effective April 26, 2018, the Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The deferred tax assets at December 31, 2019 and 2018 consist only of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2019 and 2018 were as follows:

	2019	2018
Income tax expense (benefit) at U.S. statutory rate	$(1,520,555)	$(2,079,991)
Income tax benefit on LLC losses prior to merger	-	555,608
Non-deductible expenses	1,057,052	1,125,358
Change in valuation allowance	463,503	399,025

Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset as of December 31, 2019 and 2018 was as follows:

Deferred Tax Asset:	December 31, 2019	December 31, 2018
Net operating loss carryforward	$862,528	$399,025
Total deferred tax asset before valuation allowance	862,528	399,025
Valuation allowance	(862,528)	(399,025)

Net deferred tax asset	$-	$-

The net operating loss carryforward was approximately $4,107,000 at December 31, 2019. The Company provided a valuation allowance equal to the net deferred income tax asset as of December 31, 2019 and 2018 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. During the year ended December 31, 2019, the valuation allowance increased by $463,503. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership changes that may occur in the future. The potential tax benefit arising from the loss carryforward may be carried forward indefinitely subject to usage limitations.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2019 and 2018 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 12 – CONCENTRATIONS

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits.

The Company places its cash in banks at levels that, at times, may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of December 31, 2019 and 2018. The Company has not experienced any losses in such accounts through December 31, 2019.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

Geographic concentrations of sales

For the year ended December 31, 2019, approximately 80% of all sales were in the United States. No other geographical area accounting for more than 10% of total sales during the year ended December 31, 2019. For the year ended December 31, 2018, all sales were in the United States.

Customer concentrations

For the year ended December 31, 2019, two customers accounted for approximately 25.9% of total sales (13.9% and 12.0%, respectively). For the year ended December 31, 2018, three customers accounted for approximately 43.3% of total sales (11.2%, 13.9% and 18.2%, respectively). A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition. At December 31, 2019, three customers accounted for 58.3% (15.8%, 25.5% and 17.0%, respectively) of the total accounts receivable balance. At December 31, 2018, two customers accounted for 82.4% of total accounts receivable (24.1% and 58.3%, respectively).

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

NOTE 13 – REVENUE RECOGNITION

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

Transaction Price

The Company agrees with its customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances and freight. In the Company’s contracts with customers, the Company allocates the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Returns of the Company’s product by its customers are permitted only when the product is not to specification and were not material for the year ended December 31, 2019 and 2018. Any sales tax, value added tax, and other tax the Company collects concurrently with its revenue-producing activities are excluded from revenue.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

Revenue Disaggregation

The Company tracks its revenue by product. The following table summarizes our revenue by product for the year ended December 31, 2019 and 2018:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
C-Bond I multi-purpose and BRS ballistic resistant glass protection systems	$430,915	$279,995
C-Bond Nanoshield solution sales	121,163	90,709
Installation and other services	32,306	-
Freight and delivery	18,252	11,540
Total	$602,636	$382,244

NOTE 14 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITIES

In October 2019, the Company entered into an 18-month lease agreement for the lease of office and warehouse space under a non-cancelable operating lease through May 31, 2021. From the lease commencement date of December 1, 2019 until November 30, 2020, monthly rent shall be $4,444 and from December 1, 2020 to May 31, 2021, monthly rent shall be $4,577 per month.

In adopting ASC Topic 842, Leases (Topic 842) on January 1, 2019, the Company had elected the ‘package of practical expedients’, which permitted it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs (see Note 2). In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. Since the terms of the Company’s operating lease for its office space prior to October 2019 was 12 months or less on the date of adoption, pursuant to ASC 842, the Company determined that the lease met the definition of a short-term lease and the Company did not recognize the right-of use asset and lease liability arising from this lease. Upon renewal of the lease in October 2019, the Company analyzed the new lease and determined it is required to record a lease liability and a right of use asset on its consolidated balance sheet, at fair value.

During the years ended December 31, 2019 and 2018, in connection with its operating lease, the Company recorded rent expense of $101,114 and $101,271, respectively, which is expensed during the period and included in operating expenses on the accompanying consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability in October 2019 was a discount rate of 12% which was based on the Company’s estimated incremental borrowing rate.

At December 31, 2019, right-of-use asset (“ROU”) is summarized as follows:

December 31, 2019
Office leases right of use assets	$74,296
Less: accumulated amortization into rent expense	(4,488)
Balance of ROU assets as of December 31, 2019	$69,808

At December 31, 2019, operating lease liabilities related to the ROU assets are summarized as follows:

December 31, 2019
Lease liabilities related to office leases right of use assets	$69,852
Less: current portion of lease liabilities	(47,636)
Lease liabilities – long-term	$22,216

At December 31, 2019, future minimum base lease payments due under non-cancelable operating leases are as follows:

Year ended December 31,	Amount
2020	$53,461
2021	22,885
Total minimum non-cancelable operating lease payments	76,346
Less: discount to fair value	(6,494)
Total lease liability at December 31, 2019	$69,852

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 15 – SUBSEQUENT EVENTS

Common shares issued for cash

In connection with subscription agreements dated January 13, 2020 and February 18, 2020, the Company received cash proceeds of $280,000 from an investor for the purchase of 7,000,000 shares of the Company’s common stock at $0.04 per share.

Shares issued for services

On February 20, 2020 and effective March 1, 2020, the Company entered into a six-month consulting agreement with an entity for investor relations services. In connection with this consulting agreement, the Company issued 1,250,000 restricted common shares of the Company to the consultant. These shares vest immediately. These shares were valued at $80,000, or $0.064 per common share, based on quoted closing price on the date of grant. In connection with this consulting agreement, the Company shall record stock-based professional fees of $80,000 over the term of the agreement.

Shares issued for debt conversion

On March 9, 2020, the Company issued 200,000 common shares upon conversion of accrued interest of $5,870 and fees of $250.