Form 10-Q
period 2020-03-31
C-Bond Systems, Inc
filed 2020-05-15
CIK 1421636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

There were 145,772,516 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding as of May 15, 2020.

C-BOND SYSTEMS, INC.

FORM 10-Q

March 31, 2020

i

PART I - FINANCIAL INFORMATION

References in this document to “us,” “we,” or “Company” refer to C-Bond Systems, Inc.

ITEM 1. CONDENSED FINANCIAL STATEMENTS

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$185,939	$77,211
Accounts receivable, net	35,981	151,989
Inventory	14,461	14,820
Prepaid expenses and other current assets	55,092	18,577
Total Current Assets	291,473	262,597

OTHER ASSETS:
Property, plant and equipment, net	28,053	32,776
Right of use asset, net	58,325	69,808
Security deposit	7,132	7,132
Total Other Assets	93,510	109,716

TOTAL ASSETS	$384,983	$372,313
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Notes payable - related party	$400,000	$400,000
Convertible notes payable, net	279,167	135,833
Accounts payable	771,718	746,663
Accrued expenses	143,875	126,986
Accrued compensation	412,784	351,708
Lease liability	49,483	47,636
Derivative liability	1,310,654	890,410
Total Current Liabilities	3,367,681	2,699,236

LONG-TERM LIABILITIES:
Lease liability, net of current portion	9,020	22,216
Mandatorily redeemable convertible Series A preferred stock; $0.10 par value, 800,000 shares designated; 262,800 and 159,600 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively ($1.00 per share redemption and liquidation value)	306,016	159,798
Total Long-term Liabilities	315,036	182,014
Total Liabilities	3,682,717	2,881,250

Commitments and Contingencies (See Note 10)
Series B convertible preferred stock: $0.10 par value, 100,000 shares designated; 108 and 108 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively ($1,000 per share redemption and liquidation value)	108,657	108,000

SHAREHOLDERS’ DEFICIT:
Preferred stock: $0.10 par value, 1,000,000 shares authorized; 800,000 Series A and 100,000 Series B designated	-	-
Common stock: $0.001 par value, 500,000,000 shares authorized; 125,626,089 and 116,749,633 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	125,626	116,750
Additional paid-in capital	37,976,286	37,266,328
Accumulated deficit	(41,508,303)	(40,000,015)
Total Shareholders’ Deficit	(3,406,391)	(2,616,937)
Total Liabilities and Shareholders’ Deficit	$384,983	$372,313

See accompanying notes to unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

SALES	$60,826	$87,083
COST OF SALES (excluding depreciation expense)	15,495	21,069
GROSS PROFIT	45,331	66,014

OPERATING EXPENSES:
Compensation and related benefits (including stock-based compensation of $361,380 and $1,467,276 for the three months ended March 31, 2020 and 2019, respectively)	689,370	2,009,205
Research and development	2,390	8,102
Professional fees	136,541	231,442
General and administrative expenses	105,195	125,154
Total Operating Expenses	933,496	2,373,903
LOSS FROM OPERATIONS	(888,165)	(2,307,889)

OTHER EXPENSES:
Derivative expense	(378,920)	-
Interest expense	(241,203)	(52,534)
Total Other Expenses	(620,123)	(52,534)
NET LOSS	$(1,508,288)	$(2,360,423)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$(0.03)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	117,854,602	80,599,185

See accompanying notes to unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	# of Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2018	80,459,006	$80,459	$31,863,693	$(32,759,275)	$(815,123)
Common shares issued for services and prepaid services	685,060	685	113,775	-	114,460
Accretion of stock-based compensation	-	-	909,375	-	909,375
Stock option exercise compensation	-	-	7,500	-	7,500
Accretion of stock option expense	-	-	586,934	-	586,934
Net loss	-	-	-	(2,360,423)	(2,360,423)
Balance, March 31, 2019	81,144,066	$81,144	$33,481,277	$(35,119,698)	$(1,557,277)

	Common Stock		Paid-in	Accumulated	Shareholders’
	# of Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2019	116,749,633	$116,750	$37,266,328	$(40,000,015)	$(2,616,937)
Shares issued for conversion of accounts payable	151,456	151	5,907	-	6,058
Common shares issued for cash	7,000,000	7,000	273,000	-	280,000
Common shares issued for conversion of accrued interest	475,000	475	12,245	-	12,720
Common shares issued for services	1,250,000	1,250	48,750	-	50,000
Issuance of warrants in connection with convertible debt	-	-	8,676	-	8,676
Accretion of stock-based compensation	-	-	170,072	-	170,072
Accretion of stock option expense	-	-	191,308	-	191,308
Net loss	-	-	-	(1,508,288)	(1,508,288)
Balance, March 31, 2020	125,626,089	$125,626	$37,976,286	$(41,508,303)	$(3,406,391)

See accompanying notes to unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,508,288)	$(2,360,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,723	6,494
Amortization of debt discount to interest expense	148,917	2,883
Accretion of preferred shares stated value to interest expense	27,967	-
Stock-based compensation	361,380	1,467,276
Stock-based professional fees	15,000	49,646
Interest expense related to put premium and dividends on convertible debt and preferred shares	33,325	30,400
Derivative expense	378,920	-
Lease costs	134	-
Change in operating assets and liabilities:
Accounts receivable	116,008	37,033
Inventory	359	(13,475)
Prepaid expenses and other assets	(1,515)	2,867
Accounts payable	31,113	124,527
Accrued expenses	29,609	9,592
Accrued compensation	61,076	300,154
NET CASH USED IN OPERATING ACTIVITIES	(301,272)	(343,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	280,000	-
Proceeds from sale of series A preferred stock	80,000	-
Proceeds from note payable	-	19,185
Proceeds from subscription payable	-	100,000
Proceeds from convertible notes payable	50,000	102,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	410,000	221,185
NET (DECREASE) INCREASE IN CASH	108,728	(121,841)
CASH, beginning of period	77,211	128,567
CASH, end of period	$185,939	$6,726

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$2,384	$234
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as prepaid for services	$50,000	$114,460
Common stock issued for accounts payable	$6,058	$-
Common stock issued for accrued interest	$12,720	$-
Increase in debt discount and derivative liability	$41,324	$-
Increase in debt discount and paid-n capital for warrants	$8,676	$-

See accompanying notes to unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of organization

C-Bond Systems, Inc. and its subsidiaries (the “Company”) is a materials development company and sole owner, developer and manufacturer of the patented C-Bond technology. The Company is engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality and sustainability of brittle material systems. The Company’s present primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally. The Company operates in two divisions: C-Bond Transportation Solutions and C-Bond Safety Solutions.

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

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in consolidated financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements These unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the years ended December 31, 2019 and 2018 of the Company which were included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 2020.

Going concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss of $1,508,288 for the three months ended March 31, 2020. The net cash used in operations was $301,272 for the three months ended March 31, 2020. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $41,508,303, $3,406,391 and $3,076,208, respectively, at March 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future.

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

March 31, 2020

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the three months ended March 31, 2020 and 2019 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the estimate of the fair value of the right of use asset and lease liability, the valuation of redeemable and mandatorily redeemable preferred stock, the fair value of derivative liabilities, the value of beneficial conversion features, and the fair value of non-cash equity transactions.

Fair value of financial instruments and fair value measurements

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (the “FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2020. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

Assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 is as follows:

	At March 31, 2020			At December 31, 2019
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	-	-	$1,310,654	-	-	$890,410

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

A roll forward of the level 3 valuation financial instruments is as follows:

	For the Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$890,410	$-
Initial valuation of derivative liabilities included in debt discount	41,324	-
Initial valuation of derivative liabilities included in derivative expense	105,623	-
Change in fair value included in derivative expense	273,297	-
Balance at end of period	$1,310,654	$-

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

March 31, 2020

(Unaudited)

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

Shipping and handling costs

Shipping and handling costs incurred for product shipped to customers are included in general and administrative expenses and amounted to $8,792 and $8,299 for the three months ended March 31, 2020 and 2019, respectively. Shipping and handling costs charged to customers are included in sales.

Research and development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and includes costs such as labor, materials, and other allocated costs incurred. For the three months ended March 31, 2020 and 2019, research and development costs incurred in the development of the Company’s products were $2,390 and $8,102, respectively, and are included in operating expenses on the accompanying unaudited condensed consolidated statements of operations.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Warranty liability

The Company provides limited warranties on its products for product defects for periods ranging from 12 months to the life of the product. Warranty costs may include the cost of product replacement, refunds, labor costs and other costs. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 12 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets and amounted $26,833 and $26,933 at March 31, 2020 and December 31, 2019, respectively. For the three months ended March 31, 2020 and 2019, warranty expense amounted to $0 and $1,631, respectively, and is included in cost of sales on the accompanying unaudited condensed consolidated statements of operations. For the three months ended March 31, 2020 and 2019, a roll forward of warranty liability is as follows:

	For the Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$26,933	$24,190
Increase in estimated warranty liability	-	1,631
Warranty expenses incurred	(100)	(50)
Balance at end of period	$26,833	$25,771

Advertising costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the three months ended March 31, 2020 and 2019, advertising costs charged to operations were $9,030 and $16,413, respectively and are included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which have been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2020 and December 31, 2019, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2015. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of March 31, 2020 and December 31, 2019.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director , or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under ASU 2016-09 Improvements to Employee Share-Based Payment.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

	March 31, 2020	March 31, 2019
Convertible notes	20,322,917	1,600,000
Stock options	8,445,698	11,445,698
Warrants	2,194,375	1,000,000
Series A preferred stock	8,111,111	-
Series B preferred stock	3,600,000	-
Non-vested, forfeitable common shares	17,475,299	6,198,672

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

Operating lease ROU assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

Segment reporting

During the three months ended March 31, 2020 and 2019, the Company operated in one business segment.

Risk factors

The Company’s results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of its control, including the impact of health and safety concerns, such as those relating to the current COVID-19 outbreak. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for the company’s products and its ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain the Company’s domestic and international customers, possibly resulting in delays in customer payments. Any of the foregoing could harm the Company’s business and it cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact the Company’s business.

Recent accounting pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies certain disclosure requirements related to fair value measurements including (i) requiring disclosures on changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements; and (ii) a requirement to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 was effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The adoption of this standard on January 1, 2020 did not have a material impact on our fair value measurement disclosures.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

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

NOTE 3 – ACCOUNTS RECEIVABLE

At March 31, 2020 and December 31, 2019, accounts receivable consisted of the following:

	March 31, 2020	December 31, 2019
Accounts receivable	$35,981	$151,989
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$35,981	$151,989

For the three months ended March 31, 2020 and 2019, bad debt (recovery) expense amounted to $0 and $0, respectively.

NOTE 4 – INVENTORY

At March 31, 2020 and December 31, 2019, inventory consisted of the following:

	March 31, 2020	December 31, 2019
Raw materials	$11,591	$12,250
Finished goods	2,870	2,570
Inventory	$14,461	$14,820

NOTE 5 – PROPERTY AND EQUIPMENT

At March 31, 2020 and December 31, 2019, property and equipment consisted of the following:

	Useful Life	2020	2019

Machinery and equipment	5 - 7 years	$52,184	$52,184
Furniture and office equipment	3 - 7 years	45,063	45,063
Vehicles	5 years	68,341	68,341
Leasehold improvements	3 years	16,701	16,701
		182,289	182,289
Less: accumulated depreciation		(154,236)	(149,513)
Property and equipment, net		$28,053	$32,776

For the three months ended March 31, 2020 and 2019, depreciation and amortization expense is included in general and administrative expenses and amounted to $4,723 and $6,494, respectively.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

NOTE 6 – CONVERTIBLE NOTES PAYABLE

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

On March 30, 2020, the Company closed on a Securities Purchase Agreement (the “March 2020 SPA”) with an accredited investor. Pursuant to the terms of the March 2020 SPA, the Company issued and sold to this investor a convertible promissory note in the aggregate principal amount of $57,750 and a warrant to purchase up to 144,375 shares of the Company’s common stock. The Company received net proceeds of $50,000, net of original issue discount of $5,000 and origination fees of $2,750. The Note bears interest at 12% per annum and becomes due and payable on December 30, 2020.

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

The Warrants are exercisable at any time on or after the date of the issuance and entitles this investor to purchase shares of the Company’s common stock for a period of five years from the initial date the warrants become exercisable. Under the terms of the Warrants, the holder is entitled to exercise the Warrant to purchase up to an aggregate of 1,194,375 shares of the Company’s common stock at an initial exercise price of $0.10, subject to adjustment as detailed in the Warrants.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

In connection with the issuance of the March 30, 2020 Note, during the three months ended March 31, 2020, on the initial measurement date, the fair values of the embedded conversion option derivative of $146,947 was recorded as a derivative liability and was allocated as a debt discount up to the net proceeds of the Note of $41,324, with the remainder of $105,623 charged to current period operations as initial derivative expense. At the end of the period, the Company revalued the embedded conversion option derivative liabilities and recorded a derivative expense of $273,297. In connection with the revaluation and the initial derivative expense, the Company recorded an aggregate derivative expense of $378,920 during the three months ended March 31, 2020.

In connection with the warrants issued in connection with the March 2020 Note, the Company determined that the terms of the warrant contain terms that are fixed monetary amounts at inception and, accordingly, the warrant was not considered a derivative. The fair value of the warrant was determined using the Binomial valuation model. In connection with the issuance of this warrant, on the initial measurement date, the relative fair value of the warrant of $8,676 was recorded as a debt discount and an increase in paid-in capital.

During the three months ended March 31, 2020, the fair value of the derivative liabilities and warrants was estimated using the Binomial valuation model with the following assumptions:

2020
Dividend rate	—%
Term (in years)	0.5 to 5.00 years
Volatility	300.3 to 347.7%
Risk—free interest rate	0.14% to 0.39%

For the three months ended March 31, 2020 and 2019, interest expense related to convertible notes and warrants amounted to $156.236 and $34,547, including amortization of debt discount and debt premium charged to interest expense of $143,334 and $2,883, respectively.

The weighted average interest rate on the above notes and notes payable – related party (see note 7) during the three months ended March 31, 2020 and 2019 was 14.7% and 8.5%, respectively.

At March 31, 2020 and December 31, 2019, convertible notes consisted of the following:

	March 31, 2020	December 31, 2019
Principal amount	$487,750	$430,000
Less: unamortized debt discount	(208,583)	(294,167)
Convertible notes payable, net	$279,167	$135,833

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

March 31, 2020

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

Commencing on January 10, 2019 and on or before the l0th day of each month thereafter, the Company shall pay Lender all interest accrued on outstanding principal under the Loan Agreement and Notes as of the end of the month then concluded. Upon the occurrence of any Event of Default and at any time thereafter, Lender may, at its option, declare any and all Obligations immediately due and payable without demand or notice. As of March 31, 2020 and December 31, 2019, the Company did not meet the Minimum Asset Amount covenant as defined in the Loan Agreement, failed to timely pay interest payments due, and has violated other default provisions. Accordingly, the note balance due of $400,000 has been reflected as a current liability on the accompanying consolidated balance sheet.

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

For the three months ended March 31, 2020 and 2019, interest expense related to this Note amounted to $17,951 and $17,753, respectively.

NOTE 8 - SHAREHOLDERS’ DEFICIT

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

March 31, 2020

(Unaudited)

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

The Holder of Series A Preferred stock shall have the right from time to time, and at any time during the period beginning on the date which is 180 days following the issuance date, to convert all or any part of the outstanding Series A Preferred Stock into the Company’s common stock. The conversion price (the “Conversion Price”) shall equal the Variable Conversion Price (as defined below) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 81% multiplied by the Market Price (as defined below) (representing a discount rate of 19%). “Market Price” means the average of the two lowest Trading Prices for the common stock during the ten Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the applicable trading market as reported by a reliable reporting service designated by the Holder. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTC, or on the principal securities exchange or other securities market on which the common stock is then being traded. The Company has accounted for the Series A Preferred Stock as stock settled debt under ASC 480. During the three months ended March 31, 2020, the Company recorded an aggregate debt premium of $30,449 with a charge to interest expense.

During October and November 2019, the Company entered into a Series A Preferred Stock Purchase Agreements with an accredited investor whereby the investor agreed to purchase an aggregate of 159,600 unregistered shares of the Company’s Series A Preferred stock, par value $0.10 for $133,000, or $0.833 per share. During October and November 2019, the Company received the cash proceeds of $127,000, net of fees of $6,000. This discount of $6,000 was recognized and is being amortized to interest expense over the redemption terms of the Series A preferred shares or the date that the debt is convertible into common shares, whichever is shorter. During January and March 2020, the Company entered into a Series A Preferred Stock Purchase Agreements with an accredited investor whereby the investor agreed to purchase an aggregate of 103,200 unregistered shares of the Company’s Series A Preferred stock, par value $0.10 for $86,000, or $0.833 per share. During January and March 2020, the Company received cash proceeds of $80,000, net of fees of $6,000. This discount of $6,000 was recognized and is being amortized to interest expense over the redemption terms of the Series A preferred shares or the date that the debt is convertible into common shares, whichever is shorter.

For the three months ended March 31, 2020, amortization of discount charged to interest expense amounted to $5,583. During the three months ended March 31, 2020, the Company accrued a dividend payable of $2,219 which was included in interest expense on the accompanying condensed consolidated statement of operations. At March 31, 2020, the Company has accrued $3,153 of dividends on these liabilities which is included in mandatorily redeemable convertible Series A preferred stock liability on the accompanying consolidated balance sheet.

The Company has classified the Series A Preferred Stock as a liability in accordance with ASC Topic No. 480, ” Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

The mandatorily redeemable Series A preferred stock is recorded at the liquidation preference, less unamortized discounts plus the debt premium and accrued dividends due, on the Company’s accompanying consolidated statements of operations as of December 31, 2019 which in total exceeds the redemption value. As of March 31, 2020, the net Series A Preferred Stock balance was $306,016 which includes stated liquidation value of $262,800, an aggregate put premium of $61,646 and accrued dividends payable of $3,153, and is net of an unaccreted debt discount of $15,833 and unamortized debt offering costs of $5,750. The Company recognized interest expense on the Series A Preferred Stock of $66,218 for the three months ended March 31, 2020, which includes accretion expense, put premium on stock-settled debt, accrued dividends, and the amortization of debt offering costs.

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

The Series B Preferred Stock will vest on May 1, 2021, subject to acceleration in the event of conversion or redemption.

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

March 31, 2020

(Unaudited)

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

The Company concluded that the Series B Preferred Stock represented an equity host and, therefore, the redemption feature of the Series B Preferred Stock was not considered to be clearly and closely related to the associated equity host instrument. However, the redemption features did not meet the net settlement criteria of a derivative and, therefore, were not considered embedded derivatives that required bifurcation. The Company also concluded that the conversion rights under the Series B Preferred Stock were clearly and closely related to the equity host instrument. Accordingly, the conversion rights feature on the Series B Preferred Stock were not considered an embedded derivative that required bifurcation.

During the three months ended March 31, 2020, the Company accrued a dividend payable of $657 which was included in interest expense on the accompanying condensed consolidated statement of operations. As of March 31, 2020, the net Series B Preferred Stock balance was $108,657 which includes stated liquidation value of $108,000 and accrued dividends payable of $657.

Sale of common stock

In connection with subscription agreements dated January 13, 2020 and February 18, 2020, the Company received cash proceeds of $280,000 from an investor for the purchase of 7,000,000 shares of the Company’s common stock at $0.04 per share.

Issuance of common shares for services

On February 20, 2020 and effective March 1, 2020, the Company entered into a six-month consulting agreement with an entity for investor relations services. In connection with this consulting agreement, the Company issued 1,250,000 restricted common shares of the Company to the consultant. These shares vest immediately. These shares were valued at $50,000, or $0.04 per common share, based on contemporaneous common share sales by the Company. In connection with this consulting agreement, as of March 31, 2020, the Company recorded stock-based professional fees of $8,334 and prepaid expenses of $41,666 which will be amortized over the remaining term of the agreement.

The following table summarizes activity related to non-vested shares:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2019	17,675,299	$0.23
Granted	-	-
Shares vested	-	-
Non-vested, March 31, 2020	17,675,299	$0.23

During the three months ended March 31, 2020 and 2019, aggregate accretion of stock-based compensation expense on granted non-vested shares amounted to $170,072 and $909,375, respectively. Total unrecognized compensation expense related to these unvested common shares at March 31, 2020 amounted to $103,642 which will be amortized over the remaining vesting period.

Shares issued for accounts payable

On January 13, 2020, the Company issued 151,456 common shares upon conversion of accounts payable of $6,058, or $0.04 per common share, based on contemporaneous common share sales by the Company.

Common stock issued for debt conversion

During March 2020, the Company issued 475,000 common shares upon conversion of accrued interest of $12,220 and fees of $500. The conversion price was based on contractual terms of the related debt.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Stock options

For the three months ended March 31, 2020 and 2019, the Company recorded $191,308 and $537,288 of compensation expense related to stock options, respectively. Total unrecognized compensation expense related to unvested stock options at March 31, 2020 amounted to $418,354. The weighted average period over which stock-based compensation expense related to these options will be recognized is approximately 7 months.

Stock option activities for the three months ended March 31, 2020 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2019	8,445,698	$0.40
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance Outstanding, March 31, 2020	8,445,698	$0.40	5.98	$27,000
Exercisable, March 31, 2020	7,903,232	$0.41	5.87	$27,000

Warrants

On March 30, 2020, in connection with a Purchase Agreement with an accredited investor (See Note 6), the Company issued a warrant to purchase up to 144,375 shares of the Company’s common stock (the “Warrant”). The Warrant is exercisable at any time on or after the date of the issuance and entitles this investor to purchase shares of the Company’s common stock for a period of five years from the initial date the warrants become exercisable. Under the terms of the Warrant, the holder is entitled to exercise the Warrant to purchase up to 144,375 shares of the Company’s common stock at an initial exercise price of $0.10, subject to adjustment as detailed in the Warrant. In connection with the issuance of the warrants, on the initial measurement date, the relative fair value of the warrants of $8,676 was recorded as a debt discount and an increase in paid-in capital (See Note 6).

Warrant activities for the three months ended March 31, 2020 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2019	2,050,000	$0.10	-	$-
Granted	144,375	0.10
Cancelled	-	-
Balance Outstanding March 31, 2020	2,194,375	$0.10	4.45	$6,000
Exercisable, March 31, 2020	2,194,375	$0.10	4.45	$6,000

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

The aggregate number of shares of common stock and number of shares of the Company’s common stock that may be subject to incentive stock options granted under the 2018 Plan is 50,000,000 shares, of which 11,445,698 shares have been issued or granted under incentive stock options and 15,250,000 shares of restricted stock have been issued as of March 31, 2020. All shares underlying grants are expected to be issued from the Company’s unissued authorized shares available.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. Other than the matter discussed below, as of March 31, 2020, the Company is not involved in any other pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

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

March 31, 2020

(Unaudited)

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

March 31, 2020

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

Licensing agreement

Pursuant to an agreement dated April 8, 2016, between the Company and Rice University, Rice University has granted a non-exclusive license to the Company, in nanotube-based surface treatment for strengthening glass and related materials under Rice’s intellectual property rights, to use, make, distribute, offer and sell the licensed products specified in the agreement. In consideration for which, the Company had to pay a one-time non-refundable license fee of $10,000 and royalty payments of 5% of net sales of the licensed products during the term of the agreement and a sell-off period of 180 days from termination, In addition, the Company is required to pay for the maintenance of the patents, This agreement will continue until the expiration of the last to expire of the licensed property rights, unless terminated earlier in accordance with the terms of the agreement. There have been no royalty payments paid or due through March 31, 2020.

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

March 31, 2020

(Unaudited)

NOTE 11 – CONCENTRATIONS

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits.

The Company places its cash in banks at levels that, at times, may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of March 31, 2020 and December 31, 2019. The Company has not experienced any losses in such accounts through March 31, 2020.

Geographic concentrations of sales

For the three months ended March 31, 2020 and 2019, all sales were in the United States. No other geographical area accounted for any sales during the three months ended March 31, 2020 and 2019.

Customer concentrations

For the three months ended March 31, 2020, five customers accounted for approximately 78.4% of total sales (17.4%, 12.8%, 13.7%, 12.3% and 22.2%, respectively). For the three months ended March 31, 2019, four customers accounted for approximately 74.9% of total sales (37.1%, 10.8%, 14.4% and 12.6%, respectively). A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition. At March 31, 2020, two customers accounted for 85.8% (71.8% and 14.0%, respectively) of the total accounts receivable balance.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Transaction Price

The Company agrees with its customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances and freight. In the Company’s contracts with customers, the Company allocates the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Returns of the Company’s product by its customers are permitted only when the product is not to specification and were not material for the three months ended March 31, 2020 and 2019. Any sales tax, value added tax, and other tax the Company collects concurrently with its revenue-producing activities are excluded from revenue.

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

Revenue Disaggregation

The Company tracks its revenue by product. The following table summarizes our revenue by product for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
C-Bond Secure multi-purpose and BRS ballistic resistant glass protection systems	$43,274	$63,546
C-Bond Nanoshield solution sales	14,061	19,690
Freight and delivery	3,491	3,847
Total	$60,826	$87,083

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

During the three months ended March 31, 2020 and 2019, in connection with its operating leases, the Company recorded rent expense of $26,168 and $24,123, respectively, which is expensed during the period and included in operating expenses on the accompanying condensed consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability in October 2019 was a discount rate of 12% which was based on the Company’s estimated incremental borrowing rate.

At March 31, 2020 and December 31, 2019, right-of-use asset (“ROU”) is summarized as follows:

	March 31, 2020	December 31, 2019
Office leases right of use assets	$74,296	$74,296
Less: accumulated amortization	(15,971)	(4,488)
Balance of ROU assets	$58,325	$69,808

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

At March 31, 2020 and December 31, 2019, operating lease liabilities related to the ROU assets are summarized as follows:

	March 31, 2020	December 31, 2019
Lease liabilities related to office leases right of use assets	$58,503	$69,852
Less: current portion of lease liabilities	(49,483)	(47,636)
Lease liabilities – long-term	$9,020	$22,216

At March 31, 2020, future minimum base lease payments due under non-cancelable operating leases are as follows:

Year ended March 31,	Amount
2021	$53,862
2022	9,154
Total minimum non-cancelable operating lease payments	63,016
Less: discount to fair value	(4,513)
Total lease liability at March 31, 2020	$58,503

NOTE 13 – SUBSEQUENT EVENT

Shares issued for services

On April 1, 2020 (the “Effective Date”), the Company entered into an employment agreement with an accounting manager. Pursuant to this employment agreement, the Company agreed to grant a restricted stock award of 200,000 common shares of the Company which will vest on May 1, 2021. If the employee’s employment is terminated without cause or for good reason (both as defined in the employment agreement), or a change of control event (as defined in the employment agreement) occurs, these shares will immediately vest. For any other termination of employment, unvested restricted stock shall immediately terminate. These shares were valued on the date of grant at $8,000, or $0.04 per common share, based on contemporaneous common share sales. In connection with these shares, the Company shall record stock-based compensation over the vesting period.

On March 31, 2020 and effective April 1, 2020, the Company entered into two one-year advisory board agreements with two individuals for services to be rendered on the Company’s medical advisory board. In connection with these advisory board agreements, the Company issued an aggregate of 500,000 restricted common shares of the Company to these advisory board members. These shares vest on April 1, 2021. These shares were valued at $20,000, or $0.04 per common share, based on contemporaneous common share sales by the Company. In connection with this consulting agreement Company shall record stock-based consulting fees over the vesting period.

On April 28, 2020, the Company entered into restricted stock award agreements (the “Restricted Stock Award Agreements”) with executive officers and employees. Pursuant to the Restricted Stock Award Agreements, the Company agreed to grant restricted stock awards for an aggregate of 6,750,000 common shares of the Company which were valued at $270,000, or $0.04 per common share, based on contemporaneous common share sales. These shares will vest on May 1, 2021. If the employee’s employment is terminated for any reason, these shares will immediately be forfeited. In the event of a change of control, the employee shall be 100% vested in all shares of restricted shares subject to these Agreements. Each executive officer and employee shall have the right to vote the restricted shares awarded to them and to receive and retain all regular dividends paid in cash or property (other than retained distributions), and to exercise all other rights, powers and privileges of a holder of shares of the stock, with respect to such restricted shares, with the exception that (a) the employee shall not be entitled to delivery of the stock certificate or certificates or electronic book entries representing such restricted shares until the shares are vested, (b) the Company shall retain custody of all retained distributions made or declared with respect to the restricted shares until such time, if ever, as the restricted shares have become vested, and (c) the employee may not sell, assign, transfer, pledge, exchange, encumber, or dispose of the restricted shares. In connection with these shares, the Company shall record stock-based compensation over the vesting period.

Common stock issued for cash

On May 11, 2020, the Company closed a subscription agreement with an accredited investor (the “Investor”) whereby the Investor purchased 7,000,000 unregistered shares of the Company’s common stock for proceeds of $161,000, or $0.023 per share.

Common stock issued for debt conversion

During April 2020, the Company issued an aggregate of 2,500,000 common shares upon conversion of convertible debt of $44,530, accrued interest of $10,470 and fees of $500. The conversion prices were based on contractual terms of the related debt.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Common stock issued for conversion of Series A preferred shares

During April 2020, the Company issued 1,782,097 common shares upon conversion of 67,406 shares of Series A preferred shares with a stated redemption value of $67,406 and related accrued dividend payable of $1,348. The conversion price was based on contractual terms of the related Series A preferred shares.

On May 4, 2020, the Company issued 618,182 common shares upon conversion of 12,000 shares of Series A preferred shares with a stated redemption value of $12,000 and related accrued dividend payable of $240. The conversion price was based on contractual terms of the related Series A preferred shares.

On May 15, 2020, the Company issued 593,023 common shares upon conversion of 10,000 shares of Series A preferred shares with a stated redemption value of $10,000 and related accrued dividend payable of $200. The conversion price was based on contractual terms of the related Series A preferred shares.

Common shares issued for deferred compensation

On April 17, 2020, the Company issued 203,125 common shares upon conversion of deferred compensation of $16,250.

Convertible debt

On April 23, 2020, the Company closed on a Securities Purchase Agreement (the “April 2020 SPA”) with an accredited investor. Pursuant to the terms of the April 2020 SPA, the Company issued and sold to this investor a convertible promissory note in the aggregate principal amount of $57,750 and a warrant to purchase up to 144,375 shares of the Company’s common stock. The Company received net proceeds of $50,000, net of original issue discount of $5,000 and origination fees of $2,750. The Note bears interest at 12% per annum and becomes due and payable on January 23, 2021.

In accordance with the April 2020 and this Note, subject to the adjustments as defined in the April 2020 SPA and Note, the conversion price (the “Conversion Price”) shall equal the lesser of: (i) the lowest Trading Price (as defined below) during the previous twenty-five Trading Day period ending on the latest complete Trading Day prior to the date of this Note, and (ii) the Variable Conversion Price (as defined below) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company). The “Variable Conversion Price” shall mean 60% multiplied by the Market Price (as defined herein) (representing a discount rate of 40%). “Market Price” means the lowest Trading Price (as defined below) for the Company’s common stock during the twenty-five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the lesser of: (i) the lowest trade price on the applicable trading market as reported by a reliable reporting service (“Reporting Service”) designated by the Holder or (ii) the closing bid price on the applicable trading market as reported by a Reporting Service designated by the Holder. The Company may prepay the Note at any time prior to its six-month anniversary, subject to pre-payment charges as detailed in the Note.

The April 2020 SPA and Note contain customary representations, warranties and covenants, including certain restrictions on the Company’s ability to sell, lease or otherwise dispose of any significant portion of its assets. The Investor also has the right of first refusal with respect to any future equity (or debt with an equity component) offerings conducted by the Company until the 12-month anniversary of the Closing. The April 2020 SPA and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties, bankruptcy or insolvency proceedings, delinquency in periodic report filings with the Securities and Exchange Commission, and cross default with other agreements. Upon the occurrence of an event of default, this investor may declare the outstanding obligations due and payable at significant applicable default rates and take such other actions as set forth in the Note.

The Warrants are exercisable at any time on or after the date of the issuance and entitles this investor to purchase shares of the Company’s common stock for a period of five years from the initial date the warrants become exercisable. Under the terms of the Warrant, the holder is entitled to exercise the Warrant to purchase up to an aggregate of 144,375 shares of the Company’s common stock at an initial exercise price of $0.10, subject to adjustment as detailed in the Warrants.

The Note and related Warrants include a down-round provision under which the Note conversion price and warrant exercise price could be affected on a full-ratchet basis by future equity offerings undertaken by the Company.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

In connection with the issuance of this Note, the Company determined that the terms of the Note contain terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of ASC 815-40 - Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion options contained in the convertible instruments were bifurcated and accounted for as derivative liability at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives was determined using the Binomial valuation model. At the end of each period and on the date that debt is converted into common shares, the Company revalues the embedded conversion option derivative liabilities. In connection with the issuance of the April 23, 2020 Note, on the initial measurement date, the fair values of the embedded conversion option derivative of $89,976 was recorded as a derivative liability and was allocated as a debt discount up to the net proceeds of the Note of $44,187, with the remainder of $35,789 charged to current period operations as initial derivative expense.

In connection with the warrants issued in connection with this Note, the Company determined that the terms of the warrant contain terms that are fixed monetary amounts at inception and, accordingly, the warrant was not considered a derivative. The fair value of the warrant was determined using the Binomial valuation model. In connection with the warrants issued in connection with the April 2020 Note, the Company determined that the terms of the warrant contain terms that are fixed monetary amounts at inception and, accordingly, the warrant was not considered a derivative. The fair value of the warrant was determined using the Binomial valuation model. In connection with the issuance of this warrant, on the initial measurement date, the relative fair value of the warrant of $5,813 was recorded as a debt discount and an increase in paid-in capital.

Executive bonus

On April 28, 2020, the Company’s board of directors approved a bonus to officers and an employee of the Company in the aggregate amount of $280,000 which shall be deferred.

Paycheck Protection Program Promissory Note

On April 28, 2020, the Company entered into a Paycheck Protection Program Promissory Note (the “PPP Note”) with respect to a loan of $156,200 (the “PPP Loan”) from Comerica Bank. The PPP Loan was obtained pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES act”) administered by the U.S. Small Business Administration (“SBA”). The PPP Loan matures on April 28, 2022 and bears interest at a rate of 1.00% per annum. The PPP Loan is payable in 18 equal monthly payments of approximately $8,900 commencing November 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Company may apply to have the loan forgiven pursuant to the terms of the PPP if certain criteria are met.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF PERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Forward-Looking Statements” elsewhere in this Report on Form 10-Q. Forward-looking statements include those preceded by, followed by or including the words “will,” “expect,” “intended,” “anticipated,” “believe,” “project,” “forecast,” “propose,” “plan,” “estimate,” “enable,” and similar expressions, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in our industry. These forward-looking statements are not a guarantee of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, most of which are difficult to predict and many of which are beyond our control, which include, but are not limited to: the risk that we continue to sustain prolonged losses and never achieve profitability, our ability to continue as a going concern, and risks related to protection and maintenance of our intellectual property. You should review the disclosure under the heading “Risk Factors” in our Annual Report on Form 10-K as filed on March 25, 2020, for a discussion of important factors and risks that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

To date, we have filed, licensed and/or acquired a total of 22 individual patents and patent applications spanning core and strategic nano-technology applications and processes. Our intellectual property portfolio was recently valued at $33.7 million by a leading, independent, global intellectual property valuation firm. The IP valuation firm’s review covered the valuation of our intangible assets including our developed technology, trade name, customer relationships, and assembled workforce, and the Company’s determination of the fair value or other amounts of any assets and liabilities including current assets, real property, personal property, and current liabilities. Our developed technology includes C-Bond NanoShield, C-Bond Secure, and C-Bond BRS. The valuation firm also reviewed historical and projected financial information for the Company giving consideration to general economic and industry trends.

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

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited condensed consolidated financial statements contained in this Report, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). You should read the discussion and analysis together with such financial statements and the related notes thereto.

Operating Overview

We are a nanotechnology company and sole owner, developer and manufacturer of the patented C-Bond technology.  We are engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality and sustainability of brittle material systems.  Our present primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally.  The Company operates in two divisions: C-Bond Transportation Solutions and C-Bond Safety Solutions. The C-Bond technology enables ordinary glass to dissipate energy by permeating the glass surface and detecting microscopic flaws and defects that are randomly distributed all over the glass surface. C-Bond’s unique qualities then work to locate and repair the identified surface imperfections that weaken the glass composite structure and ultimately act as failure initiators. The C-Bond formula is engineered to maintain original glass design integrity while increasing the mechanical performance properties of the glass unit.

Revenue is generated by the sale of products through distributors and directly to dealers.  C-Bond NanoShield sales are generated through large distribution channels.  Sales of C-Bond Secure are made to authorized window film dealers who offer the product as an upsell during installation.  C-Bond BRS is sold on a project basis.  C-Bond BRS is specified into project plans providing authorized dealers a competitive advantage.

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

Going Concern

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, we had a net loss and cash used in operations of $1,508,288 and $301,272 for the three months ended March 31, 2020, respectively. Additionally, we had an accumulated deficit, stockholders’ deficit, and working capital deficit of $41,508,303. $3,406,391 and $3,076,208 at March 31, 2020. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. If we are unable to raise additional capital or secure additional lending in the near future to fund our business plan, management expects that we will need to curtail our operations. Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. We are monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. As of May 14, 2020, our facilities are open. However, we have seen a material decrease in sales from out international customers as a result of the unprecedented public health crisis from the COVID-19 pandemic. As a result, our international customers have delayed the ordering of products and have delayed payment of balances due to us. Accordingly, we anticipate that there will be an impact on our operations. We cannot estimate the duration of the pandemic and potential impact on our business if customer’s business remain closed or if customers are otherwise unable or unwilling to make payments to us. In addition, a severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and a decreased ability to raise additional capital when needed on acceptable terms, if at all. At this time, the Company is unable to estimate the impact of this event on its operations.

Critical Accounting Policies

The following discussion and analysis of our unaudited condensed consolidated financial condition and consolidated results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management continually evaluates such estimates, including those related to estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the fair value of a beneficial conversion feature, and the fair value of non-cash equity transactions. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director , or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under ASU 2016-09 Improvements to Employee Share-Based Payment.

See Note 2 to our unaudited condensed consolidated financial statements for a summary of significant accounting policies and recent accounting pronouncements.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the three months ended March 31, 2020 and 2019, which are included elsewhere in this annual report on Form 10-K. The results discussed below are for the three months ended March 31, 2020 and 2019.

Comparison of Results of Operations for the Three Months ended March 31, 2020 and 2019

Sales

For the three months ended March 31, 2020, sales amounted to $60,826 as compared to $87,083 for the three months ended March 31, 2019, a decrease of $26,257, or 30.1%. This decrease was primarily attributable to a decrease in sales of C-Bond ballistic resistant glass protection systems of $20,273 and a decrease in sales of C-Bond multi-purpose glass protection system of $5,629. The decrease in sales was primarily due to a decrease in international sales resulting from the shutdown of economies caused by COVID-19. Additionally, we recently changed our sales staff which caused a delay in sales efforts. We use multiple sales channels, including distributors and dealers to generate revenues.

Cost of Goods Sold

Cost of goods sold is comprised primarily of cost of inventory sold, packaging costs, and warranty costs. For the three months ended March 31, 2020, cost of sales amounted to $15,495 as compared to $21,069 for the three months ended March 31, 2019, a decrease of $5,574, or 26.5%. The decrease in cost of sales was primarily due to a decrease in sales.

Gross Profit

For the three months ended March 31, 2020, gross profit amounted to $45,331, or 74.5% of sales, as compared to $66,014, or 75.8% of sales, for the three months ended March 31, 2019, a decrease of $20,683, or 31.3%. This decrease in gross profits is primarily the result of a decrease in sales.

Operating Expenses

For the three months ended March 31, 2020, operating expenses amounted to $933,496 as compared to $2,373,903 for the three months ended March 31, 2019, a decrease of $1,440,407, or 60.7%. For the three months ended March 31, 2020 and 2019, operating expenses consisted of the following:

	Three Months Ended March 31,
	2020	2019
Compensation and related benefits, including stock-based compensation charges	$689,370	$2,009,205
Research and development	2,390	8,102
Professional fees	136,541	231,442
General and administrative expenses	105,195	125,154

Total	$933,496	$2,373,903

Compensation and related benefits

For the three months ended March 31, 2020, compensation and related benefits decreased by $1,319,835, or 65.7%, as compared to the three months ended March 31, 2019. This decrease was primarily due to a decrease in stock-based compensation of $1,105,896 and a decrease in compensation related to a 2019 bonus accrued to executive officers during the three months ended March 31, 2019 of $255,000 and an increase in compensation expense of $41,061. During the three months ended March 31, 2020 and 2019, stock-based compensation related to the accretion of stock-option expense and other stock-based compensation amounted to $191,308 and $1,467,276, respectively, a decrease of $1,275,968.

Research and development

Research and development expenses consist primarily of contracted development services, third party testing laboratories, materials used and allocated overhead expenses.  For the three months ended March 31, 2020, research and development expense decreased by $5,712, or 70.5%, as compared to the three months ended March 31, 2019. The decrease in research and development expense is primarily related to a decrease in use of contracted development services due a lack of working capital. We believe continued investment is important to attaining our strategic objectives and expect research and development expenses to increase in the foreseeable future, if working capital is available.

Professional fees

For the three months ended March 31, 2020, professional fees decreased by $94,901, or 41.0%, as compared to the three months ended March 31, 2019. This decrease primarily related to a decrease in legal fees of $65,134 and a decrease in consulting fees of $27,513, and a decrease in other professional fees of $3,970, offset by an increase in accounting fees of $1,716.

General and Administrative

General and administrative expenses consist primarily of rent, insurance, depreciation expense, sale and marketing, delivery and freight, travel and entertainment, and other office expenses.  For the three months ended March 31, 2020, general and administrative expenses decreased by $19,959, or 16.0%, as compared to the three months ended March 31, 2019. This decrease was attributable to a decrease in travel and advertising and marketing expenses. We expect our general and administrative expenses to increase due to the anticipated growth of our business.

Other Expense

For the three months ended March 31, 2020, other expenses increased by $567,589 as compared to the three months ended March 31, 2019. This increase was due to an increase in derivative expense of $378,920 attributable to the recording of derivative liabilities related to convertible debt and an increase in interest expense of $188,669 related to the amortization of debt discount, an increase in interest-bearing debt, and an increase in interest expense related to accretion of debt discount related to Series A preferred shares.

Net Loss

For the three months ended March 31, 2020, net loss amounted to $1,508,288, or $(0.01) per common share (basic and diluted), as compared to $2,360,423, or $(0.03) per common share (basic and diluted), for the three months ended March 31, 2019, a decrease of $852,135. The decrease in net loss was primarily attributable to a decrease in gross profit and operating expenses, offset by an increase in other expenses as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $185,939 and $77,211 as of March 31, 2020 and December 31, 2020, respectively.

Our primary uses of cash have been for salaries, fees paid to third parties for professional services, research and development expense, and general and administrative expenses. We have received funds from the sales of products and from various financing activities such as from the sale of our common shares, from the sale of preferred shares, and from debt financings. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business,

●	Research and development fees;

●	Addition of administrative and sales personnel as the business grows, and

●	The cost of being a public company;

●	Marketing expense for building brand;

●	Capital requirements for production capacity.

Since inception, we have raised proceeds from the sale of common shares and preferred shares, and from debt to fund our operations and research and development initiatives.

In connection with subscription agreements dated January 13, 2020 and February 18, 2020, we received cash proceeds of $280,000 from an investor for the purchase of 7,000,000 shares of the Company’s common stock at $0.04 per share.

 During January and March 2020, we entered into Series A Preferred Stock Purchase Agreements with an accredited investor whereby the investor agreed to purchase an aggregate of 103,200 unregistered shares of our Series A Preferred stock, par value $0.10 for $86,000, or $0.833 per share. During January and March 2020, the Company received the cash proceeds of $80,000, net of fees of $6,000.

On March 30, 2020, we closed on a Securities Purchase Agreement (the “March 2020 SPA”) with an accredited investor. Pursuant to the terms of the March 2020 SPA, we issued and sold to this investor a convertible promissory note in the aggregate principal amount of $57,750 and a warrant to purchase up to 144,375 shares of the Company’s common stock. We received net proceeds of $50,000, net of original issue discount of $5,000 and origination fees of $2,750. This Note bears interest at 12% per annum and becomes due and payable on December 30, 2020.

On April 23, 2020, we closed on a Securities Purchase Agreement (the “April 2020 SPA”) with an accredited investor. Pursuant to the terms of the April 2020 SPA, we issued and sold to this investor a convertible promissory note in the aggregate principal amount of $57,750 and a warrant to purchase up to 144,375 shares of the Company’s common stock. We received net proceeds of $50,000, net of original issue discount of $5,000 and origination fees of $2,750. The Note bears interest at 12% per annum and becomes due and payable on January 23, 2021.

In accordance with the March 2020 SPA and April 2020 SPA and the related Notes, subject to the adjustments as defined in the respective SPA and Note, the conversion price (the “Conversion Price”) shall equal the lesser of: (i) the lowest Trading Price (as defined below) during the previous twenty-five Trading Day period ending on the latest complete Trading Day prior to the date of this Note, and (ii) the Variable Conversion Price (as defined below) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company). The “Variable Conversion Price” shall mean 60% multiplied by the Market Price (as defined herein) (representing a discount rate of 40%). “Market Price” means the lowest Trading Price (as defined below) for the Company’s common stock during the twenty-five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the lesser of: (i) the lowest trade price on the applicable trading market as reported by a reliable reporting service (“Reporting Service”) designated by the Holder or (ii) the closing bid price on the applicable trading market as reported by a Reporting Service designated by the Holder. We may prepay the Note at any time prior to its six-month anniversary, subject to pre-payment charges as detailed in the Note.

On April 28, 2020, we entered into a Paycheck Protection Program Promissory Note (the "PPP Note") with respect to a loan of $156,200 (the "PPP Loan") from Comerica Bank. The PPP Loan was obtained pursuant to the Paycheck Protection Program (the "PPP") of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES act") administered by the U.S. Small Business Administration ("SBA"). The PPP Loan matures on April 28, 2022 and bears interest at a rate of 1.00% per annum. The PPP Loan is payable in 18 equal monthly payments of approximately $8,900 commencing November 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. We may apply to have the loan forgiven pursuant to the terms of the PPP if certain criteria are met.

On May 11, 2020, we closed a subscription agreement with an accredited investor (the “Investor”) whereby the Investor purchased 7,000,000 unregistered shares of the Company’s common stock for proceeds of $161,000, or $0.023 per share.

Additional cash liquidity is generated from product sales. However, to date, we are not profitable, and we cannot provide any assurances that we will be profitable.  We believe that our existing cash and cash equivalents will not be sufficient to fund our current operating plans.

Cash Flows

For the Three Months ended March 31, 2020 and 2019

The following table shows a summary of our cash flows for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(301,272)	$(343,026)
Net cash provided by financing activities	$410,000	$221,185
Net increase (decrease) in cash	$108,728	$(121,841)
Cash - beginning of the period	$77,211	$128,567
Cash - end of the period	$185,939	$6,726

Net cash flow used in operating activities was $301,272 for the three months ended March 31, 2020 as compared to net cash flow used in operating activities of $343,026 for the three months ended March 31, 2019, a decrease of $41,754.

Net cash flow used in operating activities for the three months ended March 31, 2020 primarily reflected a net loss of $1,508,288, which was then adjusted for the add-back of non-cash items primarily consisting of depreciation and amortization of $4,723, stock-based compensation expense of $361,380, stock-based professional fees of $15,000, non-cash interest expense related to a put premium on convertible debt and preferred stock of $33,325, derivative expense of $378,920, and the amortization of debt discount to interest expense of $148,917, and changes in operating assets and liabilities consisting primarily of a decrease in accounts receivable of $116,008, an increase in accounts payable of $31,113, an increase in accrued expenses of $29,609, and an increase in accrued compensation of $61,076. Net cash flow used in operating activities for the three months ended March 31, 2019 primarily reflected a net loss of $2,360,423, which was then adjusted for the add-back of non-cash items consisting of depreciation and amortization of $6,494, stock-based compensation expense of $1,467,276, stock-based professional fees of $49,646, non-cash interest expense related to a put premium on convertible debt of $30,400, and the amortization of debt discount to interest expense of $2,883, and changes in operating assets and liabilities consisting primarily of a decrease in accounts receivable of $37,033, an increase in accounts payable of $124,527, and an increase in accrued compensation of $300,154.

Net cash provided by financing activities was $410,000 for the three months ended March 31, 2020 as compared to $221,185 for the three months ended March 31, 2019. During the three months ended March 31, 2020, we received net proceeds from the sale of common stock of $280,000, proceeds from the sale of Series A preferred shares of $80,000, and proceeds from convertible notes payable of $50,000. During the three months ended March 31, 2019, we received net proceeds from subscriptions payable of $100,000, proceeds from the collection of subscriptions receivable related to the exercise of stock options of $19,185, and proceeds from convertible notes payable of $102,000.

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

As of March 31, 2020, we determined that there was substantial doubt about our ability to maintain operations as a going concern.  Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital.  We will seek to raise capital through additional debt and/or equity financings to fund operations in the future. Although we have historically raised capital from sales of common shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that the company will need to curtail its operations.  Our unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors.  We have based this estimate on assumptions that may prove to be wrong and could utilize our available capital resources sooner than we currently expect.  Our capital requirements are difficult to forecast.  Please see the section titled “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on March 25, 2020 for additional risks associated with our capital requirements.

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

The following tables summarize our contractual obligations as of March 31, 2020, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Notes payable – related party	$400,000	$400,000	$-	$-	$-
Interest on notes payable– related party	94,000	94,000	-	-	-
Convertible notes payable	487,750	487,750	-	-	-
Mandatorily redeemable series A preferred stock	262,800	-	262,800	-	-
Operating lease gross base rent	63,016	53,860	9,156	-	-
Total	$1,307,566	$1,035,610	$271,956	$-	$-

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2020, our disclosure controls and procedures were not effective.

As reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2019, our management concluded that our internal control over financial reporting was not effective as of that date because of a material weakness in our internal controls over financial reporting. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting: (1) the lack of multiples levels of management review on complex business, accounting and financial reporting issues, and (2) a lack of adequate segregation of duties as a result of our limited financial resources to support hiring of personnel. In the fourth quarter of 2018, we developed and implemented system and control procedure manuals and plan on developing and implementing additional controls and procedures in the future. Until such time as we expand our staff to include additional accounting and executive personnel, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Unfavorable global economic, business or political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, including the impact of health and safety concerns, such as those relating to the current COVID-19 outbreak. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our domestic and international customers, possibly resulting in delays in customer payments. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During January and March 2020, we entered into Series A Preferred Stock Purchase Agreements with an accredited investor whereby the investor agreed to purchase an aggregate of 103,200 unregistered shares of the Company’s Series A Preferred stock, par value $0.10 for $86,000, or $0.833 per share. During January and March 2020, we received the cash proceeds of $80,000, net of fees of $6,000.

On February 20, 2020 and effective March 1, 2020, we entered into a six-month consulting agreement with an entity for investor relations services. In connection with this consulting agreement, we issued 1,250,000 restricted common shares of the Company to the consultant. These shares vest immediately. These shares were valued at $80,000, or $0.064 per common share, based on quoted closing price on the date of grant.

In connection with subscription agreements dated January 13, 2020 and February 18, 2020, we received cash proceeds of $280,000 from an investor for the purchase of 7,000,000 shares of the Company’s common stock at $0.04 per share.

On January 13, 2020, we issued 151,456 common shares upon conversion of accounts payable of $6,058.

During March 2020, we issued 475,000 common shares upon conversion of accrued interest of $12,220 and fees of $500.

The above securities were issued in reliance upon the exemptions provided by Section 4(a) (2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2019, we were in default of certain requirements under a Loan Agreement with a principal amount of $400,000, including not meeting the requirement regarding minimum asset amount as defined therein. Upon the occurrence of such event of defaults, the Lender may, at its option and in accordance with the Loan Agreement, declare all obligations immediately due and payable, however, as of the date of this Report, the Lender has not made any such declaration. As of March 31, 2020 and as of the date of this report, we are in default on monthly interest payments of $93,995.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
4.1	Convertible Promissory Note, dated March 30, 2020, with Investor (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2020, File No.: 000-53029).
4.2	Form of Common Stock Purchase Warrant dated March 30, 2020 between C-Bond and Investor (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2020, File No.: 000-53029).
10.1	Form of Securities Purchase Agreement, dated March 26, 2020, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2020, File No.: 000-53029).
10.2	Form of Securities Purchase Agreement, dated March 30, 2020, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2020, File No.: 000-53029).
10.3*	Form of Subscription Agreement
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C-BOND SYSTEMS, INC.

Dated: May 15, 2020	By:	/s/ Scott R. Silverman
Scott R. Silverman
Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2020	By:	/s/ Vincent J. Pugliese
Vincent J. Pugliese
Chief Financial Officer (Principal Financial Officer)