Form 10-Q
period 2020-06-30
C-Bond Systems, Inc
filed 2020-08-14
CIK 1421636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

There were 206,250,377 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding as of August 14, 2020.

C-BOND SYSTEMS, INC.

FORM 10-Q

June 30, 2020

i

PART I - FINANCIAL INFORMATION

References in this document to “us,” “we,” or “Company” refer to C-Bond Systems, Inc.

ITEM 1. CONDENSED FINANCIAL STATEMENTS

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$243,265	$77,211
Accounts receivable, net	29,023	151,989
Inventory	174,928	14,820
Prepaid expenses and other current assets	21,605	18,577
Total Current Assets	468,821	262,597

OTHER ASSETS:
Property, plant and equipment, net	24,289	32,776
Right of use asset, net	46,498	69,808
Security deposit	7,132	7,132
Total Other Assets	77,919	109,716
TOTAL ASSETS	$546,740	$372,313

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Notes payable - related party	$400,000	$400,000
Convertible notes payable, net	356,938	135,833
Note payable, current portion	71,200	-
Accounts payable	867,346	746,663
Accrued expenses	160,696	126,986
Accrued compensation	785,968	351,708
Deferred revenue	2,275	-
Lease liability	46,809	47,636
Derivative liability	1,571,077	890,410
Total Current Liabilities	4,262,309	2,699,236

LONG-TERM LIABILITIES:
Note payable	85,000	-
Lease liability, net of current portion	-	22,216
Mandatorily redeemable convertible Series A preferred stock; $0.10 par value, 800,000 shares designated; 154,800 and 159,600 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively ($1.00 per share redemption and liquidation value)	176,543	159,798
Total Long-term Liabilities	261,543	182,014
Total Liabilities	4,523,852	2,881,250

Commitments and Contingencies (See Note 10)

Series B convertible preferred stock: $0.10 par value, 100,000 shares designated; 108 and 108 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively ($1,000 per share redemption and liquidation value)	109,195	108,000

SHAREHOLDERS’ DEFICIT:
Preferred stock: $0.10 par value, 2,000,000 shares authorized; 800,000 Series A and 100,000 Series B designated	-	-
Common stock: $0.001 par value, 4,998,000,000 shares authorized; 163,061,830 and 116,749,633 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	163,062	116,750
Additional paid-in capital	38,850,794	37,266,328
Accumulated deficit	(43,100,163)	(40,000,015)

Total Shareholders’ Deficit	(4,086,307)	(2,616,937)
Total Liabilities and Shareholders’ Deficit	$546,740	$372,313

See accompanying notes to unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

SALES	$43,004	$157,712	$103,830	$244,795

COST OF SALES (excluding depreciation expense)	25,174	35,068	40,669	56,137

GROSS PROFIT	17,830	122,644	63,161	188,658

OPERATING EXPENSES:
Compensation and related benefits (including stock-based compensation of $308,922 and $1,011,897 for the three months ended June 30, 2020 and 2019, and $670,302 and $2,479,173 for the six months ended June 30, 2020 and 2019, respectively)	916,454	1,311,677	1,605,824	3,320,882
Research and development	2,339	12,298	4,729	20,400
Professional fees	150,539	278,662	287,080	510,104
General and administrative expenses	77,280	121,180	182,475	246,334

Total Operating Expenses	1,146,612	1,723,817	2,080,108	4,097,720

LOSS FROM OPERATIONS	(1,128,782)	(1,601,173)	(2,016,947)	(3,909,062)

OTHER INCOME (EXPENSES):
Gain on debt extinguishment, net	110,408	-	110,408	-
Other income	8,000	-	8,000	-
Derivative expense	(365,108)	-	(744,028)	-
Interest expense	(216,378)	(60,105)	(457,581)	(112,639)

Total Other Income (Expenses)	(463,078)	(60,105)	(1,083,201)	(112,639)

NET LOSS	$(1,591,860)	$(1,661,278)	$(3,100,148)	$(4,021,701)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.05)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	143,010,150	81,413,297	132,095,900	81,008,490

See accompanying notes to unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	# of Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2018	80,459,006	$80,459	$31,863,693	$(32,759,275)	$(815,123)
Common shares issued for services and prepaid services	685,060	685	113,775	-	114,460
Accretion of stock-based compensation	-	-	909,375	-	909,375
Stock option exercise compensation	-	-	7,500	-	7,500
Accretion of stock option expense	-	-	586,934	-	586,934
Net loss	-	-	-	(2,360,423)	(2,360,423)
Balance, March 31, 2019	81,144,066	81,144	33,481,277	(35,119,698)	(1,557,277)
Common shares issued for cash	2,000,000	2,000	298,000	-	300,000
Common shares issued for services and prepaid services	500,000	500	46,500	-	47,000
Accretion of stock-based compensation	-	-	519,792	-	519,792
Accretion of stock option and warrant expense	-	-	589,029	-	589,029
Net loss	-	-	-	(1,661,278)	(1,661,278)
Balance, June 30, 2019	83,644,066	$83,644	$34,934,598	$(36,780,976)	$(1,762,734)

	Common Stock		Paid-in	Accumulated	Shareholders’
	# of Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2019	116,749,633	$116,750	$37,266,328	$(40,000,015)	$(2,616,937)
Shares issued for conversion of accounts payable	151,456	151	5,907	-	6,058
Common shares issued for cash	7,000,000	7,000	273,000	-	280,000
Common shares issued for conversion of accrued interest	475,000	475	12,245	-	12,720
Common shares issued for services	1,250,000	1,250	48,750	-	50,000
Issuance of warrants in connection with convertible debt	-	-	8,676	-	8,676
Accretion of stock-based compensation	-	-	170,072	-	170,072
Accretion of stock option expense	-	-	191,308	-	191,308
Net loss	-	-	-	(1,508,288)	(1,508,288)
Balance, March 31, 2020	125,626,089	125,626	37,976,286	(41,508,303)	(3,406,391)
Shares issued for conversion of acrued compensation	203,125	203	16,047	-	16,250
Common shares issued for cash	7,000,000	7,000	154,000	-	161,000
Common shares issued for conversion of debt, accrued interest and fees	12,800,000	12,800	78,565	-	91,365
Extinguishment loss related to conversion of debt	-	-	123,455	-	123,455
Common shares issued for conversion of Series A preferred shares and dividends	9,982,616	9,983	152,809	-	162,792
Common shares issued for services	7,450,000	7,450	(7,450)	-	-
Issuance of warrants in connection with convertible debt	-	-	5,822	-	5,822
Recassification of put premium to equity upon conversion of Series A preferred	-	-	37,438	-	37,438
Accretion of stock-based compensation	-	-	117,515	-	117,515
Accretion of stock-based professional fees	-	-	5,000	-	5,000
Accretion of stock option expense	-	-	191,307	-	191,307
Net loss	-	-	-	(1,591,860)	(1,591,860)
Balance, June 30, 2020	163,061,830	$163,062	$38,850,794	$(43,100,163)	$(4,086,307)

See accompanying notes to unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,100,148)	$(4,021,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	8,487	12,872
Amortization of debt discount to interest expense	305,438	14,142
Accretion of preferred shares stated value to interest expense	40,217	-
Stock-based compensation	670,202	2,479,173
Stock-based professional fees	45,000	235,042
Interest expense related to put premium on convertible debt	47,870	57,423
Derivative expense	744,028	-
Non-cash gain on debt extinguishment	(110,408)	-
Non-cash fees upon conversion	1,750	-
Lease costs	267	-
Change in operating assets and liabilities:
Accounts receivable	122,966	2,945
Inventory	(160,108)	(10,378)
Prepaid expenses and other assets	6,972	8,878
Accounts payable	211,741	189,861
Accrued expenses	78,045	28,371
Deferred revenue	2,275	-
Accrued compensation	434,260	370,905
NET CASH USED IN OPERATING ACTIVITIES	(651,146)	(632,467)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	441,000	300,000
Proceeds from sale of series A preferred stock	120,000	-
Proceeds from exercise of stock options	-	19,185
Proceeds from note payable	156,200	25,000
Proceeds from convertible notes payable	100,000	192,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	817,200	536,185

NET INCREASE (DECREASE) IN CASH	166,054	(96,282)

CASH, beginning of period	77,211	128,567
CASH, end of period	$243,265	$32,285

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$273	$361
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as prepaid for services	$50,000	$114,460
Common stock issued for accouts payable	$6,058	$-
Common stock issued for conversion of debt and accrued interest	$102,335	$-
Common stock issued for conversion of Series A preferred shares and related dividends	$162,792	$-
Reclassification of put premium to equity	$37,438	$-
Increase in debt discount and derivative liability	$85,502	$-
Increase in debt discount and paid-n capital for warrants	$14,498	$-

See accompanying notes to unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of organization

C-Bond Systems, Inc. and its subsidiaries (the “Company”) is a materials development company and sole owner, developer and manufacturer of the patented C-Bond technology. The Company is engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality and sustainability of brittle material systems. The Company’s present primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally. Additionally, the Company has expanded its product line to include disinfecting products including hand sanitizer. The Company operates in two divisions: C-Bond Transportation Solutions that sells windshield strengthening and water repellant solution and C-Bond Safety Solutions that sells multi-purpose glass strengthening primer and window film mounting solutions and ballistic resistant film systems.

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

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in consolidated financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the years ended December 31, 2019 and 2018 of the Company which were included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 2020.

Going concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss of $3,100,148 for the six months ended June 30, 2020. The net cash used in operations was $651,146 for the six months ended June 30, 2020. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $43,100,163, $4,086,307 and $3,793,488, respectively, at June 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the six months ended June 30, 2020 and 2019 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the estimate of the fair value of the right of use asset and lease liability, the valuation of redeemable and mandatorily redeemable preferred stock, the fair value of derivative liabilities, the value of beneficial conversion features, and the fair value of non-cash equity transactions.

Fair value of financial instruments and fair value measurements

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (the “FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2020. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

Assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 is as follows:

	At June 30, 2020			At December 31, 2019
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	-	-	$1,571,077	-	-	$890,410

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

A roll forward of the level 3 valuation financial instruments is as follows:

	For the Six Months Ended June 30,
	2020	2019
Balance at beginning of period	$890,410	$-
Initial valuation of derivative liabilities included in debt discount	85,502	-
Initial valuation of derivative liabilities included in derivative expense	160,416	-
Gain on extinguishment of debt related to repayment/conversion of debt	(148,863)	-
Change in fair value included in derivative expense	583,612	-
Balance at end of period	$1,571,077	$-

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
June 30, 2020
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

Shipping and handling costs

Shipping and handling costs incurred for product shipped to customers are included in general and administrative expenses and amounted to $14,498 and $19,233 for the six months ended June 30, 2020 and 2019, respectively. Shipping and handling costs charged to customers are included in sales.

Research and development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and includes costs such as labor, materials, and other allocated costs incurred. For the six months ended June 30, 2020 and 2019, research and development costs incurred in the development of the Company’s products were $4,729 and $20,400, respectively, and are included in operating expenses on the accompanying unaudited condensed consolidated statements of operations.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Warranty liability

The Company provides limited warranties on its products for product defects for periods ranging from 12 months to the life of the product. Warranty costs may include the cost of product replacement, refunds, labor costs and other costs. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 12 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets and amounted $26,833 and $26,933 at June 30, 2020 and December 31, 2019, respectively. For the six months ended June 30, 2020 and 2019, warranty expense amounted to $0 and $4,650, respectively, and is included in cost of sales on the accompanying unaudited condensed consolidated statements of operations. For the six months ended June 30, 2020 and 2019, a roll forward of warranty liability is as follows:

	For the Six Months Ended June 30,
	2020	2019
Balance at beginning of period	$26,933	$24,190
Increase in estimated warranty liability	-	4,650
Warranty expenses incurred	(100)	(1,737)
Balance at end of period	$26,833	$27,103

Advertising costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the six months ended June 30, 2020 and 2019, advertising costs charged to operations were $19,789 and $25,738, respectively and are included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which have been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2020 and December 31, 2019, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2015. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of June 30, 2020 and December 31, 2019.

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
June 30, 2020
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

	June 30, 2020	June 30, 2019
Convertible notes	149,603,175	6,044,444
Stock options	8,445,698	11,445,698
Warrants	2,338,750	1,000,000
Series A preferred stock	25,481,481	-
Series B preferred stock	15,428,571	-
Non-vested, forfeitable common shares	23,851,926	5,875,299

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

Segment reporting

During the six months ended June30, 2020 and 2019, the Company operated in one business segment.

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
June 30, 2020
(Unaudited)

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

NOTE 3 – ACCOUNTS RECEIVABLE

At June 30, 2020 and December 31, 2019, accounts receivable consisted of the following:

	June 30, 2020	December 31, 2019
Accounts receivable	$29,023	$151,989
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$29,023	$151,989

For the six months ended June 30, 2020 and 2019, bad debt (recovery) expense amounted to $0 and $0, respectively.

NOTE 4 – INVENTORY

At June 30, 2020 and December 31, 2019, inventory consisted of the following:

	June 30, 2020	December 31, 2019
Raw materials	$9,639	$12,250
Finished goods	165,289	2,570
Inventory	$174,928	$14,820

NOTE 5 – PROPERTY AND EQUIPMENT

At June 30, 2020 and December 31, 2019, property and equipment consisted of the following:

	Useful Life	2020	2019
Machinery and equipment	5 - 7 years	$52,184	$52,184
Furniture and office equipment	3 - 7 years	45,063	45,063
Vehicles	5 years	68,341	68,341
Leasehold improvements	3 years	16,701	16,701
		182,289	182,289
Less: accumulated depreciation		(158,000)	(149,513)
Property and equipment, net		$24,289	$32,776

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

For the six months ended June 30, 2020 and 2019, depreciation and amortization expense is included in general and administrative expenses and amounted to $8,487 and $12,872, respectively.

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

The SPAs and Notes contain customary representations, warranties and covenants, including certain restrictions on the Company’s ability to sell, lease or otherwise dispose of any significant portion of its assets. The Investor also has the right of first refusal with respect to any future equity offerings (or debt with an equity component) conducted by the Company until the 12-month anniversary of the Closing. The SPA and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties, bankruptcy or insolvency proceedings, delinquency in periodic report filings with the Securities and Exchange Commission, and cross default with other agreements. Upon the occurrence of an event of default, this investor may declare the outstanding obligations due and payable at significant applicable default rates and take such other actions as set forth in the Notes.

The Warrants are exercisable at any time on or after the date of the issuance and entitles this investor to purchase shares of the Company’s common stock for a period of five years from the initial date the warrants become exercisable. Under the terms of the Warrants, the holder is entitled to exercise the Warrant to purchase up to an aggregate of 1,338,750 shares of the Company’s common stock at an initial exercise price of $0.10, subject to adjustment as detailed in the Warrants.

These Notes and related Warrants include a down-round provision under which the Notes conversion price and warrant exercise price could be affected by future equity offerings undertaken by the Company.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

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

In connection with the issuance of the March 30, 2020 and April 23, 2020 Notes, in March and April 2020, on the initial measurement dates, the fair values of the embedded conversion option derivatives of $245,918 was recorded as a derivative liability and was allocated as a debt discount up to the net proceeds of the Notes of $85,502, with the remainder of $160,416 charged to current period operations as initial derivative expense. At the end of the period, the Company revalued the embedded conversion option derivative liabilities and recorded a derivative expense of $583,612. In connection with the revaluation and the initial derivative expense, the Company recorded an aggregate derivative expense of $744,028 during the six months ended June 30, 2020.

In connection with the warrants issued in connection with the March 2020 and April 2020 Notes, the Company determined that the terms of the warrants contain terms that are fixed monetary amounts at inception and, accordingly, the warrant was not considered a derivative. The fair value of the warrant was determined using the Binomial valuation model. In connection with the issuance of this warrants, on the initial measurement date, the relative fair value of the warrants of $14,498 was recorded as a debt discount and an increase in paid-in capital.

During the six months ended June 30, 2020, the fair value of the derivative liabilities and warrants was estimated using the Binomial valuation model with the following assumptions:

2020
Dividend rate	—%
Term (in years)	0.25 to 5.00 years
Volatility	300.3 to 345.7%
Risk—free interest rate	0.12% to 0.39%

During the six months ended June 30, 2020, the Company issued 13,275,000 shares its common stock upon the conversion of principal of $74,250, accrued interest of $28,085, and fees of $1,750.

For the six months ended June 30, 2020 and 2019, interest expense related to convertible notes and warrants amounted to $322,862 and $76,393, including amortization of debt discount and debt premium charged to interest expense of $295,355 and $71,565, respectively.

The weighted average interest rate on the above notes and notes payable – related party (see note 7) during the six months ended June 30, 2020 and 2019 was 12.7% and 13.2%, respectively.

At June 30, 2020 and December 31, 2019, convertible notes consisted of the following:

	June 30, 2020	December 31, 2019
Principal amount	$471,250	$430,000
Less: unamortized debt discount	(114,312)	(294,167)
Convertible notes payable, net	$356,938	$135,833

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

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

Commencing on January 10, 2019 and on or before the l0th day of each month thereafter, the Company shall pay Lender all interest accrued on outstanding principal under the Loan Agreement and Notes as of the end of the month then concluded. Upon the occurrence of any Event of Default and at any time thereafter, Lender may, at its option, declare any and all Obligations immediately due and payable without demand or notice. As of June 30, 2020 and December 31, 2019, the Company did not meet the Minimum Asset Amount covenant as defined in the Loan Agreement, failed to timely pay interest payments due, and has violated other default provisions. Accordingly, the note balance due of $400,000 has been reflected as a current liability on the accompanying consolidated balance sheet.

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

For the six months ended June 30, 2020 and 2019, interest expense related to this Note amounted to $35,901 and $35,704, respectively.

NOTE 8 – NOTE PAYABLE

On April 28, 2020, the Company entered into a Paycheck Protection Program Promissory Note (the “PPP Note”) with respect to a loan of $156,200 (the “PPP Loan”) from Comerica Bank. The PPP Loan was obtained pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES act”) administered by the U.S. Small Business Administration (“SBA”). The PPP Loan matures on April 28, 2022 and bears interest at a rate of 1.00% per annum. The PPP Loan is payable in 18 equal monthly payments of approximately $8,900 commencing November 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Company may apply to have the loan forgiven pursuant to the terms of the PPP if certain criteria are met. For the six months ended June 30, 2020, interest expense related to this Note amounted to $274.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

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

The Holder of Series A Preferred stock shall have the right from time to time, and at any time during the period beginning on the date which is 180 days following the issuance date, to convert all or any part of the outstanding Series A Preferred Stock into the Company’s common stock. The conversion price (the “Conversion Price”) shall equal the Variable Conversion Price (as defined below) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 81% multiplied by the Market Price (as defined below) (representing a discount rate of 19%). “Market Price” means the average of the two lowest Trading Prices for the common stock during the ten Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the applicable trading market as reported by a reliable reporting service designated by the Holder. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTC, or on the principal securities exchange or other securities market on which the common stock is then being traded. The Company has accounted for the Series A Preferred Stock as stock settled debt under ASC 480. During the six months ended June 30, 2020, the Company recorded an aggregate debt premium of $42,553 with a charge to interest expense.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

During October and November 2019, the Company entered into a Series A Preferred Stock Purchase Agreements with an accredited investor whereby the investor agreed to purchase an aggregate of 159,600 unregistered shares of the Company’s Series A Preferred stock, par value $0.10 for $133,000, or $0.833 per share. During October and November 2019, the Company received the cash proceeds of $127,000, net of fees of $6,000. This discount of $6,000 was recognized and is being amortized to interest expense over the redemption terms of the Series A preferred shares or the date that the debt is convertible into common shares, whichever is shorter. During the six months ended June 30, 2020, the Company entered into Series A Preferred Stock Purchase Agreements with an accredited investor whereby the investor agreed to purchase an aggregate of 154,800 unregistered shares of the Company’s Series A Preferred stock, par value $0.10 for $129,000, or $0.833 per share. During the six months ended June 30, 2020, the Company received cash proceeds of $120,000, net of fees of $9,000. This discount of $9,000 was recognized and is being amortized to interest expense over the redemption terms of the Series A preferred shares or the date that the debt is convertible into common shares, whichever is shorter.

For the six months ended June 30, 2020, amortization of discount charged to interest expense amounted to $10,083. During the six months ended June 30, 2020, the Company accrued a dividend payable of $4,123 which was included in interest expense on the accompanying condensed consolidated statement of operations. At June 30, 2020, the Company has accrued $1,864 of dividends on these liabilities which is included in mandatorily redeemable convertible Series A preferred stock liability on the accompanying consolidated balance sheet.

During the six months ended June 30, 2020, the Company issued 9,982,616 shares its common stock upon the conversion of 159,600 shares of Series A preferred with a stated redemption value of $159,600 and related accrued dividends payable of $3,192. The conversion price was based on contractual terms of the related Series A preferred shares. Upon conversion, the Company reclassified put premium of $37,438 to paid-in capital.

The Company has classified the Series A Preferred Stock as a liability in accordance with ASC Topic No. 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations.

The mandatorily redeemable Series A preferred stock is recorded at the liquidation preference, less unamortized discounts plus the debt premium and accrued dividends due, on the Company’s accompanying consolidated statements of operations as of December 31, 2019 which in total exceeds the redemption value. As of June 30, 2020, the net Series A Preferred Stock balance was $176,543 which includes stated liquidation value of $154,800, an aggregate remaining put premium of $36,312 and accrued dividends payable of $1,864, and is net of an unaccreted debt discount of $12,183 and unamortized debt offering costs of $4,250. The Company recognized interest expense on the Series A Preferred Stock of $96,976 for the six months ended June 30, 2020, which includes accretion expense, put premium on stock-settled debt, accrued dividends, and the amortization of offering costs.

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
June 30, 2020
(Unaudited)

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

During the six months ended June 30, 2020, the Company accrued a dividend payable of $1,195 which was included in interest expense on the accompanying condensed consolidated statement of operations. As of June 30, 2020, the net Series B Preferred Stock balance was $109,195 which includes stated liquidation value of $108,000 and accrued dividends payable of $1,195.

Sale of common stock

In connection with subscription agreements dated January 13, 2020 and February 18, 2020, the Company received cash proceeds of $280,000 from an investor for the purchase of 7,000,000 shares of the Company’s common stock at $0.04 per share.

In connection with subscription agreements dated May 8, 2020, the Company received cash proceeds of $161,000 from an investor for the purchase of 7,000,000 shares of the Company’s common stock at $0.023 per share.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Issuance of common shares for services

On February 20, 2020 and effective March 1, 2020, the Company entered into a six-month consulting agreement with an entity for investor relations services. In connection with this consulting agreement, the Company issued 1,250,000 restricted common shares of the Company to the consultant. These shares vest immediately. These shares were valued at $50,000, or $0.04 per common share, based on contemporaneous common share sales by the Company. In connection with this consulting agreement, as of June 30, 2020, the Company recorded stock-based professional fees of $33,333 and prepaid expenses of $16,667 which will be amortized over the remaining term of the agreement.

On March 31, 2020 and effective April 1, 2020, the Company entered into two one-year advisory board agreements with two individuals for services to be rendered on the Company’s medical advisory board. In connection with these advisory board agreements, the Company issued an aggregate of 500,000 restricted common shares of the Company to these advisory board members. These shares vest on April 1, 2021. These shares were valued at $20,000, or $0.04 per common share, based on contemporaneous common share sales by the Company. In connection with this consulting agreement, during the six months ended June 30, 2020, accretion of stock-based consulting fees amounted to $5,000 and the remaining stock-based consulting fees of $15,000 shall be accreted over the remaining vesting period.

On April 1, 2020, the Company entered into an employment agreement with an accounting manager. Pursuant to this employment agreement, the Company agreed to grant a restricted stock award of 200,000 common shares of the Company which will vest on May 1, 2021. If the employee’s employment is terminated without cause or for good reason (both as defined in the employment agreement), or a change of control event (as defined in the employment agreement) occurs, these shares will immediately vest. For any other termination of employment, unvested restricted stock shall immediately terminate. These shares were valued on the date of grant at $8,000, or $0.04 per common share, based on contemporaneous common share sales. In connection with these shares, the Company shall record stock-based compensation over the vesting period.

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

The following table summarizes activity related to non-vested shares:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2019	17,675,299	$0.23
Granted	7,450,000	0.04
Shares vested	(1,273,373)	(0.41)
Non-vested, June 30, 2020	23,851,926	$0.16

During the six months ended June 30, 2020 and 2019, aggregate accretion of stock-based compensation expense on granted non-vested shares amounted to $287,587 and $1,429,167, respectively. Total unrecognized compensation expense related to these unvested common shares at June 30, 2020 amounted to $279,127 which will be amortized over the remaining vesting period.

Shares issued for accounts payable

On January 13, 2020, the Company issued 151,456 common shares upon conversion of accounts payable of $6,058, or $0.04 per common share, based on contemporaneous common share sales by the Company.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Common stock issued for debt conversion

During the six months ended June 30, 2020, the Company issued 13,275,000 shares of its common stock upon the conversion of convertible notes with bifurcated embedded conversion option derivatives including principal of $74,250, accrued interest of $28,085, and fees of $1,750. The conversion price was based on contractual terms of the related debt. The Company accounted for the partial conversion of these convertible notes pursuant to the guidance of ASC 470-20, Debt with Conversion and Other Options. Under ASC 470-20, the Company recognized an aggregate loss on debt extinguishment upon conversion in the amount of $123,455 which is associated with the different between the fair market value of the shares issued upon conversion and the conversion price and is equal to the fair value of the additional shares of common stock transferred upon conversion.

Common stock issued for conversion of series A preferred shares

During the six months ended June 30, 2020, the Company issued 9,982,616 shares its common stock upon the conversion of 159,600 shares of Series A preferred with a stated redemption value of $159,600 and related accrued dividends payable of $3,192. The conversion price was based on contractual terms of the related Series A preferred shares. Upon conversion, the Company reclassified put premium of $37,438 to paid-in capital.

Common shares issued for deferred compensation

On April 17, 2020, the Company issued 203,125 common shares upon conversion of an accrued deferred compensation liability of $16,250.

Stock options

For the six months ended June 30, 2020 and 2019, the Company recorded $382,615 and $1,042,506 of compensation expense related to stock options, respectively. Total unrecognized compensation expense related to unvested stock options at June 30, 2020 amounted to $227,046. The weighted average period over which stock-based compensation expense related to these options will be recognized is approximately 4 months.

Stock option activities for the six months ended June 30, 2020 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2019	8,445,698	$0.40
Granted	-	-
Forfeited	-	-
Balance Outstanding, June 30, 2020	8,445,698	$0.40	5.69	$0
Exercisable, June 30, 2020	8,152,547	$0.41	5.63	$0

Warrants

On March 30, 2020 and on April 23, 2020, in connection with Purchase Agreements with an accredited investor (See Note 6), the Company issued warrants to purchase an aggregate amount up to 288,750 shares of the Company’s common stock (the “Warrants”). The Warrants are exercisable at any time on or after the date of the issuance and entitles this investor to purchase shares of the Company’s common stock for a period of five years from the initial date the warrants become exercisable. Under the terms of the Warrants, the holder is entitled to exercise the Warrants to purchase up to 288,750 shares of the Company’s common stock at an initial exercise price of $0.10, subject to adjustment as detailed in the Warrants. In connection with the issuance of the warrants, on the initial measurement date, the relative fair value of the warrants of $14,498 was recorded as a debt discount and an increase in paid-in capital (See Note 6).

During the six months ended June 30, 2020, the Company issued common shares related to the sale of common stock and issued shares upon the conversion of convertible debt at prices lower than the warrant exercise price of $0.10 and accordingly, the warrant down-round provisions were triggered. As a result, the warrant exercise price was reduced to $0.003 per share. As a result of the trigger of down-round provisions, the Company calculated the difference between the warrants fair value on the date the down round feature was triggered using the current exercise price and the new exercise price. If applicable, a deemed dividend shall be recorded as an increase in accumulated deficit and increase in paid-in capital and increased the net loss to common shareholders by the same amount. Since the fair value of the warrants using the new exercise price was less than the initial fair value amount, no deemed dividend was recorded.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Warrant activities for the six months ended June 30, 2020 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2019	2,050,000	$0.10	-	$-
Granted	288,750	0.003
Cancelled	-	-
Balance Outstanding June 30, 2020	2,338,750	$0.04	4.23	$11,848
Exercisable, June 30, 2020	2,338,750	$0.04	4.23	$11,848

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

The aggregate number of shares of common stock and number of shares of the Company’s common stock that may be subject to incentive stock options granted under the 2018 Plan is 50,000,000 shares, of which 11,445,698 shares have been issued or granted under incentive stock options and 22,700,000 shares of restricted stock have been issued as of June 30, 2020. All shares underlying grants are expected to be issued from the Company’s unissued authorized shares available.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. Other than the matter discussed below, as of June 30, 2020, the Company is not involved in any other pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

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

Mr. Silverman’s employment agreement provides that, in the event that his employment is terminated by the Company without “cause” (as defined in his employment agreement), or if Mr. Silverman resigned for “good reasons” (as defined in his new employment agreement), subject to a complete release of claims, he will be entitled to (i) retain all stock options previously granted; and (ii) receive any benefits then owed or accrued along with one year of base salary and any unreimbursed expenses incurred by him. All amounts shall be paid on the termination date. In the event that Mr. Silverman’s employment is terminated by the Company for “cause” (as defined in his employment agreement), or if Mr. Silverman resigned without “good reasons” (as defined in his employment agreement), subject to a complete release of claims, he will be entitled to receive any unpaid base salary and benefits then owed or accrued and any unreimbursed expenses incurred by him. Additionally, if a change of control (as defined in his employment agreement) occurs during the term of this agreement, all unvested stock options will vest in full and if the valuation of the Company in the change of control transaction is greater than $0.85 per common share, then Mr. Silverman shall be paid a bonus equal to two times his minimum base salary and minimum target bonus. Pursuant to the employment agreement, Mr. Silverman will be subject to a confidentiality covenant, a two-year post-termination non-competition covenant and a two-year post-termination non-solicitation covenant. On June 30, 2020, the Company amended the employment agreement of Mr. Silverman to provide for successive one-year extensions until either the executive or the Board of Directors of the Company gives notice to terminate the employment agreement per its terms. This employment agreement amendment also includes an allowance of up to $10,000 per year to cover uncovered medical/dental expenses for Mr. Silverman and his family.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

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

On April 28, 2020, the Company’s board of directors approved a bonus to officers and an employee of the Company in the aggregate amount of $280,000 which shall be deferred and was recorded as an accrued liability.

Licensing agreement

Pursuant to an agreement dated April 8, 2016, between the Company and Rice University, Rice University has granted a non-exclusive license to the Company, in nanotube-based surface treatment for strengthening glass and related materials under Rice’s intellectual property rights, to use, make, distribute, offer and sell the licensed products specified in the agreement. In consideration for which, the Company had to pay a one-time non-refundable license fee of $10,000 and royalty payments of 5% of net sales of the licensed products during the term of the agreement and a sell-off period of 180 days from termination, In addition, the Company is required to pay for the maintenance of the patents, This agreement will continue until the expiration of the last to expire of the licensed property rights, unless terminated earlier in accordance with the terms of the agreement. There have been no royalty payments paid or due through June 30, 2020.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

The Company places its cash in banks at levels that, at times, may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of June 30, 2020 and December 31, 2019. The Company has not experienced any losses in such accounts through June30, 2020.

Geographic concentrations of sales

For the six months ended June 30, 2020 and 2019, all sales were in the United States. No other geographical area accounted for any sales during the six months ended June 30, 2020 and 2019.

Customer concentrations

For the six months ended June 30, 2020, four customers accounted for approximately 51.5% of total sales (10.2%, 13.3%, 15.0% and 13.0%, respectively). For the six months ended June 30, 2019, one customer accounted for approximately 34.1% of total sales. A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition. At June 30, 2020, one customer accounted for 89.0% of the total accounts receivable balance.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

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

Transaction Price

The Company agrees with its customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances and freight. In the Company’s contracts with customers, the Company allocates the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Returns of the Company’s product by its customers are permitted only when the product is not to specification and were not material for the six months ended June 30, 2020 and 2019. Any sales tax, value added tax, and other tax the Company collects concurrently with its revenue-producing activities are excluded from revenue.

Revenue Disaggregation

The Company tracks its revenue by product. The following table summarizes our revenue by product for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
C-Bond Secure multi-purpose and BRS ballistic resistant glass protection systems	$62,183	$177,641
C-Bond Nanoshield solution sales	16,329	49,976
Sanitizer products	18,138	-
Installation and other services	1,377	6,833
Freight and delivery	5,803	10,345
Total	$103,830	$244,795

NOTE 13 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITIES

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
June 30, 2020
(Unaudited)

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

During the six months ended June 30, 2020 and 2019, in connection with its operating leases, the Company recorded rent expense of $51,602 and $50,502, respectively, which is expensed during the period and included in operating expenses on the accompanying condensed consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability in October 2019 was a discount rate of 12% which was based on the Company’s estimated incremental borrowing rate.

At June 30, 2020 and December 31, 2019, right-of-use asset (“ROU”) is summarized as follows:

	June 30, 2020	December 31, 2019
Office leases right of use assets	$74,296	$74,296
Less: accumulated amortization	(27,798)	(4,488)
Balance of ROU assets	$46,498	$69,808

At June 30, 2020 and December 31, 2019, operating lease liabilities related to the ROU assets are summarized as follows:

	June 30, 2020	December 31, 2019
Lease liabilities related to office leases right of use assets	$46,809	$69,852
Less: current portion of lease liabilities	(46,809)	(47,636)
Lease liabilities – long-term	$-	$22,216

At June 30, 2020, future minimum base lease payments due under non-cancelable operating leases are as follows:

Year ended June 30,	Amount
2021	$49,684
Total minimum non-cancelable operating lease payments	49,684
Less: discount to fair value	(2,875)
Total lease liability at June 30, 2020	$46,809

NOTE 14 – SUBSEQUENT EVENT

Shares issued for services

On July 1, 2020, the Company entered into a six-month consulting agreement with an entity for investor relations services. In connection with this consulting agreement, the Company issued 500,000 restricted common shares of the Company to the consultant. These shares vest immediately. These shares were valued at $6,500, or $0.013 per common share, based on contemporaneous common share sales by the Company.

Common stock issued for cash

In connection with subscription agreements dated July 2, 2020, the Company received cash proceeds of $280,000 from investors for the purchase of 21,538,462 shares of the Company’s common stock at $0.013 per share.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Common stock issued for debt conversion

On July 15, 2020, the Company issued 7,500,000 shares its common stock upon the conversion of principal of $23,551, accrued interest of $2,449, and fees of $250. The conversion price was based on contractual terms of the related debt.

On August 5, 2020, Company issued 7,500,000 shares its common stock upon the conversion of principal of $27,656, accrued interest of $2,094, and fees of $250. The conversion price was based on contractual terms of the related debt.

Common stock issued for conversion of Series A preferred shares

On July 16, 2020, the Company issued 1,561,224 shares its common stock upon the conversion of 15,000 shares of Series A preferred with a stated redemption value of $15,000 and related accrued dividends payable of $300. On July 20, 2020, the Company issued 1,800,000 shares its common stock upon the conversion of 15,000 shares of Series A preferred with a stated redemption value of $15,000 and related accrued dividends payable of $300. On July 22, 2020, the Company issued 1,936,709 shares its common stock upon the conversion of 15,000 shares of Series A preferred with a stated redemption value of $15,000 and related accrued dividends payable of $300. On July 24, 2020, the Company issued 852,152 shares its common stock upon the conversion of 6,600 shares of Series A preferred with a stated redemption value of $6,600 and related accrued dividends payable of $132. The conversion price was based on contractual terms of the related Series A preferred shares.

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

Overview

We are a nanotechnology company and sole owner, developer and manufacturer of the patented C-Bond technology. The Company is engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality and sustainability of brittle material systems. Our present primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally. We operate in two divisions: C-Bond Transportation Solutions and C-Bond Safety Solutions.

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

On May 20, 2020, we entered into a two-year Distributor Agreement with an entity where we were appointed as a distributor to exclusively sell MB-10 Disinfectant Tablets for use in certain markets. MB-10 Disinfectant Tablets are the most convenient way yet to deliver the benefits of chlorine dioxide to hygiene or biosafety programs. MB-10 disinfectant tablets have one of the broadest, most complete EPA registration labels on the market. It is a safe, easy and effective way to disinfect a vehicle’s interior using an EPA registered disinfectant (Reg No.70060-19-46269) included on List N for use against human coronavirus SARS-CoV-2. Proven effective against emerging viral pathogens, including enveloped and large and small non-enveloped viruses.MB-10 provides fast-acting virus and bacteria protection that is safe for all vehicle surfaces including LED screens and electronics without leaving a residue or odor. We were appointed as a distributor to exclusively sell MB-10 Disinfectant Tablets for use in the following markets:

●	Automotive, Trucking, RV, rental agencies (auto and truck), service vehicles (taxi, Uber, Lyft), mass transit (train, buses), golf carts, aviation, train, marine (potential future growth)
●	School facilities and buses
●	Dealerships
●	Insurance Providers
●	Service Providers
●	Transportation Detailing.

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

Operating Overview

We are a nanotechnology company and sole owner, developer and manufacturer of the patented C-Bond technology. We are engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality and sustainability of brittle material systems. Our present primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally. The Company operates in two divisions: C-Bond Transportation Solutions that sells windshield strengthening and water repellant solution and C-Bond Safety Solutions that sells multi-purpose glass strengthening primer and window film mounting solutions (“C-Bond Secure”) and ballistic resistant film systems (C-Bond BRS”). The C-Bond technology enables ordinary glass to dissipate energy by permeating the glass surface and detecting microscopic flaws and defects that are randomly distributed all over the glass surface. C-Bond’s unique qualities then work to locate and repair the identified surface imperfections that weaken the glass composite structure and ultimately act as failure initiators. The C-Bond formula is engineered to maintain original glass design integrity while increasing the mechanical performance properties of the glass unit. As a result of the Covid-19 pandemic we created partnerships to distribute disinfecting related products which we began to sell in the second quarter of 2020 initially for the production of an IPA based WHO hand sanitizer.

Revenue is generated by the sale of products through distributors and directly to dealers. C-Bond NanoShield sales are generated through large distribution channels. Sales of C-Bond Secure are made to window film dealers who offer the product as an upsell during installation. Revenue is generated from the sale of C-Bond BRS on a project basis. C-Bond BRS is specified into project plans providing authorized installers a competitive advantage.

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

Going Concern

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, we had a net loss and cash used in operations of $3,100,148 and $651,146 for the six months ended June 30, 2020, respectively. Additionally, we had an accumulated deficit, stockholders’ deficit, and working capital deficit of $43,100,163. $4,086,307 and $3,793,488 at June 30, 2020. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. If we are unable to raise additional capital or secure additional lending in the near future to fund our business plan, management expects that we will need to curtail our operations. Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. We are monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. As of May 14, 2020, our facilities are open. However, we have seen a material decrease in sales from our international customers as a result of the unprecedented public health crisis from the COVID-19 pandemic. As a result, our international customers have delayed the ordering of products and have delayed payment of balances due to us. Accordingly, we anticipate that there will be an impact on our operations. We cannot estimate the duration of the pandemic and potential impact on our business if customer’s business remain closed or if customers are otherwise unable or unwilling to make payments to us. In addition, a severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and a decreased ability to raise additional capital when needed on acceptable terms, if at all. At this time, the Company is unable to estimate the impact of this event on its operations.

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the three and six months ended June 30, 2020 and 2019, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three and six months ended June 30, 2020 and 2019.

Comparison of Results of Operations for the Three and Six Months ended June 30, 2020 and 2019

Sales

For the three months ended June 30, 2020, sales amounted to $43,004 as compared to $157,712 for the three months ended June 30, 2019, a decrease of $114,708, or 72.3%. The decrease was primarily attributable to a decrease in sales of C-Bond ballistic resistant glass protection systems of $95,186, a decrease in sales of C-Bond multi-purpose glass protection system of $28,018, and a decrease in installation and freight and delivery revenue of $9,642, offset by an increase in the sale of sanitizer products of $18,138. For the six months ended June 30, 2020, sales amounted to $103,830 as compared to $244,795 for the six months ended June 30, 2019, a decrease of $140,965, or 57.6%. This decrease was primarily attributable to a decrease in sales of C-Bond ballistic resistant glass protection systems of $115,458, a decrease in sales of C-Bond multi-purpose glass protection system of $33,647, and a decrease in installation and freight and delivery revenue of $9,998, offset by an increase in the sale of sanitizer products of $18,138 in our new C-Bond Safety Solutions division. The decrease in sales of C-Bond ballistic resistant glass protection systems and C-Bond multi-purpose glass protection system was primarily due to a decrease in international sales resulting from the shutdown of economies caused by COVID-19. These decreases were offset by the sale of sanitizer products which consisted primarily of hand sanitizer.

Cost of Goods Sold

Cost of goods sold is comprised primarily of cost of raw materials and finished inventory sold, packaging costs, and warranty costs. For the three months ended June 30, 2020, cost of sales amounted to $25,174 as compared to $35,068 for the three months ended June 30, 2019, a decrease of $9,894, or 22.2%. For the six months ended June 30, 2020, cost of sales amounted to $40,669 as compared to $56,137 for the six months ended June 30, 2019, a decrease of $15,468, or 27.5%. The decrease in cost of sales was primarily due to a decrease in sales of C-Bond ballistic resistant glass protection systems and C-Bond multi-purpose glass protection systems, offset by an increase in cost of sales related to sanitizing products.

Gross Profit

For the three months ended June 30, 2020, gross profit amounted to $17,830, or 41.5% of sales, as compared to $122,644, or 77.7% of sales, for the three months ended June 30, 2019, a decrease of $104,814, or 85.5%. For the six months ended June 30, 2020, gross profit amounted to $63,161, or 60.8% of sales, as compared to $188,658, or 77.1% of sales, for the six months ended June 30, 2019, a decrease of $125,497, or 66.5%. This decrease in gross profits is primarily the result lower gross recognized on the sale of sanitizer products, a reduction in C-Bond BRS sales and an implemented price decrease on C-Bond Secure window film application solution.

Operating Expenses

For the three months ended June 30, 2020, operating expenses amounted to $1,146,612 as compared to $1,723,817 for the three months ended June 30, 2019, a decrease of $577,205, or 33.5%. For the six months ended June 30, 2020, operating expenses amounted to $2,080,108 as compared to $4,097,720 for the six months ended June 30, 2019, a decrease of $2,017,612, or 49.2%. For the three and six months ended June 30, 2020 and 2019, operating expenses consisted of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019
Compensation and related benefits, including stock-based compensation charges	$916,454	$1,311,677	$1,605,824	$3,320,882
Research and development	2,339	12,298	4,729	20,400
Professional fees	150,539	278,662	287,080	510,104
General and administrative expenses	77,280	121,180	182,475	246,334
Total	$1,146,612	$1,723,817	$2,080,108	$4,097,720

Compensation and related benefits

For the three months ended June 30, 2020, compensation and related benefits decreased by $395,223, or 30.1%, as compared to the three months ended June 30, 2019. This decrease was primarily due to a decrease in stock-based compensation of $702,975, offset by an increase in compensation related to a 2020 bonus accrued to executive officers and employees during the three months ended June 30, 2020 of $280,000. During the three months ended June 30, 2020 and 2019, stock-based compensation related to the accretion of stock-option expense and other stock-based compensation amounted to $308,922 and $1,011,897, respectively, a decrease of $702,975. For the six months ended June 30, 2020, compensation and related benefits decreased by $1,715,058, or 51.6%, as compared to the six months ended June 30, 2019. This decrease was primarily due to a decrease in stock-based compensation of $1,808,871 and a decrease in compensation of $186,187, offset by an increase in compensation related to a 2020 bonus accrued to executive officers and employees during the six months ended June 30, 2020 of $280,000. During the six months ended June 30, 2020 and 2019, stock-based compensation related to the accretion of stock-option expense and other stock-based compensation amounted to $670,302 and $2,479,173, respectively, a decrease of $1,808,871.

Research and development

Research and development expenses consist primarily of contracted development services, third party testing laboratories, materials used and allocated overhead expenses. For the three months ended June 30, 2020, research and development expense decreased by $9,959, or 81.0%, as compared to the three months ended June 30, 2019. For the six months ended June 30, 2020, research and development expense decreased by $15,671, or 76.8%, as compared to the six months ended June 30, 2019. The decrease in research and development expense is primarily related to a decrease in use of contracted development services due a lack of working capital. We believe continued investment is important to attaining our strategic objectives and expect research and development expenses to increase in the foreseeable future, if working capital is available.

Professional fees

For the three months ended June 30, 2020, professional fees decreased by $128,123, or 46.0%, as compared to the three months ended June 30, 2019. This decrease primarily related to a decrease in consulting fees of $194,215, offset by an increase in investor relations fees of $53,520 and an increase in legal fees of $12,572. For the six months ended June 30, 2020, professional fees decreased by $223,024, or 43.7%, as compared to the six months ended June 30, 2019. This decrease primarily related to a decrease in legal fees of $63,681 and a decrease in consulting fees of $239,526, offset by an increase in investor relations fees of $75,035.

General and Administrative

General and administrative expenses consist primarily of rent, insurance, depreciation expense, sale and marketing, delivery and freight, travel and entertainment, and other office expenses. For the three months ended June 30, 2020, general and administrative expenses decreased by $43,900, or 36.2%, as compared to the three months ended June 30, 2019. For the six months ended June 30, 2020, general and administrative expenses decreased by $63,859, or 25.9%, as compared to the six months ended June 30, 2019. This decrease was attributable to a decrease in travel and advertising and marketing expenses. We expect our general and administrative expenses to increase due to the anticipated growth of our business.

Loss from operations

For the three months ended June 30, 2020, loss from operations decreased by $472,391, or 29.5%, as compared to the three months ended June 30, 2019. For the six months ended June 30, 2020, loss from operations decreased by $1,892,115, or 48.4%, as compared to the six months ended June 30, 2019.

Other Expense, net

For the three months ended June 30, 2020, other expenses, net increased by $402,973, or 670.4%, as compared to the three months ended June 30, 2019. This increase was due to an increase in derivative expense of $365,108 attributable to the recording of derivative liabilities related to convertible debt and an increase in interest expense of $156,273 related to the amortization of debt discount, an increase in interest-bearing debt, and an increase in interest expense related to accretion of debt discount related to Series A preferred shares, offset by the recording of a gain from debt extinguishment of $110,408 related to the conversion of convertible debt. For the six months ended June 30, 2020, other expenses, net increased by $970,562, or 861.7%, as compared to the six months ended June 30, 2019. This increase was due to an increase in derivative expense of $744,028 attributable to the recording of derivative liabilities related to convertible debt and an increase in interest expense of $344,942 related to the amortization of debt discount, an increase in interest-bearing debt, and an increase in interest expense related to accretion of debt discount related to Series A preferred shares, offset by the recording of a gain from debt extinguishment of $110,408 related to the conversion of convertible debt and the settlement of accounts payable.

Net Loss

For the three months ended June 30, 2020, net loss amounted to $1,591,860, or $(0.01) per common share (basic and diluted), as compared to $1,661,278, or $(0.02) per common share (basic and diluted), for the three months ended June 30, 2019, a decrease of $69,418. For the six months ended June 30, 2020, net loss amounted to $3,100,148, or $(0.02) per common share (basic and diluted), as compared to $4,021,701, or $(0.05) per common share (basic and diluted), for the six months ended June 30, 2019, a decrease of $921,553. These decreases in net loss was primarily attributable to a decrease in gross profit and operating expenses, offset by an increase in other expenses as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $243,265 and $77,211 as of June 30, 2020 and December 31, 2020, respectively.

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

During the six months ended June 30, 2020, the Company entered into Series A Preferred Stock Purchase Agreements with an accredited investor whereby the investor agreed to purchase an aggregate of 154,800 unregistered shares of the Company’s Series A Preferred stock, par value $0.10 for $129,000, or $0.833 per share. During the six months ended June 30, 2020, the Company received cash proceeds of $120,000, net of fees of $9,000. During the six months ended June 30, 2020, the Company issued 9,982,616 shares of its common stock upon the conversion of 159,600 shares of Series A preferred with a stated redemption value of $159,600 and related accrued dividends payable of $3,192. The conversion price was based on contractual terms of the related Series A preferred shares.

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

During the six months ended June 30, 2020, the Company issued 13,275,000 shares its common stock upon the conversion of principal of $74,250, accrued interest of $28,085, and fees of $1,750. The conversion price was based on contractual terms of the related debt.

On April 28, 2020, we entered into a Paycheck Protection Program Promissory Note (the “PPP Note”) with respect to a loan of $156,200 (the “PPP Loan”) from Comerica Bank. The PPP Loan was obtained pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES act”) administered by the U.S. Small Business Administration (“SBA”). The PPP Loan matures on April 28, 2022 and bears interest at a rate of 1.00% per annum. The PPP Loan is payable in 18 equal monthly payments of approximately $8,900 commencing November 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. We may apply to have the loan forgiven pursuant to the terms of the PPP if certain criteria are met.

On May 8, 2020, we closed a subscription agreement with an accredited investor (the “Investor”) whereby the Investor purchased 7,000,000 unregistered shares of the Company’s common stock for proceeds of $161,000, or $0.023 per share.

Additional cash liquidity is generated from product sales. However, to date, we are not profitable, and we cannot provide any assurances that we will be profitable. We believe that our existing cash and cash equivalents will not be sufficient to fund our current operating plans.

Cash Flows

For the Six Months ended June 30, 2020 and 2019

The following table shows a summary of our cash flows for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(651,146)	$(632,467)
Net cash provided by financing activities	$817,200	$536,185
Net increase (decrease) in cash	$166,054	$(96,282)
Cash - beginning of the period	$77,211	$128,567
Cash - end of the period	$243,265	$32,285

Net cash flow used in operating activities was $651,146 for the six months ended June 30, 2020 as compared to net cash flow used in operating activities of $632,467 for the six months ended June 30, 2019, an increase of $18,679.

Net cash flow used in operating activities for the six months ended June 30, 2020 primarily reflected a net loss of $3,100,148, which was then adjusted for the add-back (deduction) of non-cash items primarily consisting of depreciation and amortization of $8,487, stock-based compensation expense of $670,202, stock-based professional fees of $45,000, non-cash interest expense related to a put premium on convertible debt and preferred stock of $47,870, derivative expense of $744,028, accretion of preferred share stated value to interest expense of $40,217, non-cash gain on debt extinguishment of $(110,408), and the amortization of debt discount to interest expense of $305,438, and changes in operating assets and liabilities consisting primarily of a decrease in accounts receivable of $122,966, an increase in accounts payable of $211,741, an increase in accrued expenses of $78,045, and an increase in accrued compensation of $434,260, offset by an increase in inventory of $160,108. Net cash flow used in operating activities for the six months ended June 30, 2019 primarily reflected a net loss of $4,021,701, which was then adjusted for the add-back of non-cash items consisting of depreciation and amortization of $12,872, stock-based compensation expense of $2,479,173, stock-based professional fees of $235,042, non-cash interest expense related to a put premium on convertible debt of $57,423, and the amortization of debt discount to interest expense of $14,142, and changes in operating assets and liabilities consisting primarily of an increase in accounts payable of $189,861, and increase in accrued expenses of $28,371, and an increase in accrued compensation of $370,905.

Net cash provided by financing activities was $817,200 for the six months ended June 30, 2020 as compared to $536,185 for the six months ended June 30, 2019. During the six months ended June 30, 2020, we received net proceeds from the sale of common stock of $441,000, proceeds from the sale of Series A preferred shares of $120,000, proceeds from convertible notes payable of $100,000, and proceeds from not payable of $156,200. During the six months ended June 30, 2019, we received net proceeds from the sale of common stock of $300,000, proceeds from the collection of subscriptions receivable related to the exercise of stock options of $19,185, proceeds from a note payable of $25,000, and proceeds from convertible notes payable of $192,000.

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

As of June 30, 2020, we determined that there was substantial doubt about our ability to maintain operations as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We will seek to raise capital through additional debt and/or equity financings to fund operations in the future. Although we have historically raised capital from sales of common shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that the company will need to curtail its operations. Our unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

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

The following tables summarize our contractual obligations as of June 30, 2020, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Notes payable – related party	$400,000	$400,000	$-	$-	$-
Interest on notes payable– related party	112,000	112,000	-	-	-
Convertible notes payable	471,750	471,750	-	-	-
Mandatorily redeemable series A preferred stock	154,800	-	154,800	-	-
Note payable	156,200	71,200	85,000	-	-
Operating lease gross base rent	49,684	49,684	-	-	-
Total	$1,344,434	$1,104,634	$239,800	$-	$-

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2020, our disclosure controls and procedures were not effective.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2020 and effective April 1, 2020, we entered into two one-year advisory board agreements with two individuals for services to be rendered on the Company’s medical advisory board. In connection with these advisory board agreements, we issued an aggregate of 500,000 restricted common shares of the Company to these advisory board members. These shares vest on April 1, 2021. These shares were valued at $20,000, or $0.04 per common share, based on contemporaneous common share sales by the Company.

On April 1, 2020, we entered into an employment agreement with an accounting manager. Pursuant to this employment agreement, we agreed to grant a restricted stock award of 200,000 common shares of the Company which will vest on May 1, 2021. If the employee’s employment is terminated without cause or for good reason (both as defined in the employment agreement), or a change of control event (as defined in the employment agreement) occurs, these shares will immediately vest. For any other termination of employment, unvested restricted stock shall immediately terminate. These shares were valued on the date of grant at $8,000, or $0.04 per common share, based on contemporaneous common share sales.

On April 17, 2020, we issued 203,125 common shares upon conversion of deferred compensation of $16,250.

On April 28, 2020, we entered into restricted stock award agreements (the “Restricted Stock Award Agreements”) with executive officers and employees. Pursuant to the Restricted Stock Award Agreements, we agreed to grant restricted stock awards for an aggregate of 6,750,000 common shares of the Company which were valued at $270,000, or $0.04 per common share, based on contemporaneous common share sales. These shares will vest on May 1, 2021. If the employee’s employment is terminated for any reason, these shares will immediately be forfeited. In the event of a change of control, the employee shall be 100% vested in all shares of restricted shares subject to these Agreements. Each executive officer and employee shall have the right to vote the restricted shares awarded to them and to receive and retain all regular dividends paid in cash or property (other than retained distributions), and to exercise all other rights, powers and privileges of a holder of shares of the stock, with respect to such restricted shares, with the exception that (a) the employee shall not be entitled to delivery of the stock certificate or certificates or electronic book entries representing such restricted shares until the shares are vested, (b) the Company shall retain custody of all retained distributions made or declared with respect to the restricted shares until such time, if ever, as the restricted shares have become vested, and (c) the employee may not sell, assign, transfer, pledge, exchange, encumber, or dispose of the restricted shares. In connection with these shares, the Company shall record stock-based compensation over the vesting period

In connection with subscription agreements dated May 8, 2020, we received cash proceeds of $161,000 from an investor for the purchase of 7,000,000 shares of the Company’s common stock at $0.023 per share.

During June 2020, we entered into a Series A Preferred Stock Purchase Agreement with an accredited investor whereby the investor agreed to purchase an aggregate of 51,600 unregistered shares of the Company’s Series A Preferred stock, par value $0.10 for $43,000, or $0.833 per share. During June 2020, we received the cash proceeds of $40,000, net of fees of $3,000.

During the three months ended June 30, 2020, the Company issued 12,800,000 shares its common stock upon the conversion of principal of $74,250, accrued interest of $15,865, and fees of $1,250.

During the three months ended June 30, 2020, the Company issued 9,982,616 shares its common stock upon the conversion of 159,600 shares of Series A preferred with a stated redemption value of $159,600 and related accrued dividends payable of $3,192. The conversion price was based on contractual terms of the related Series A preferred shares.

The above securities were issued in reliance upon the exemptions provided by Section 4(a) (2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2019, we were in default of certain requirements under a Loan Agreement with a principal amount of $400,000, including not meeting the requirement regarding minimum asset amount as defined therein. Upon the occurrence of such event of defaults, the Lender may, at its option and in accordance with the Loan Agreement, declare all obligations immediately due and payable, however, as of the date of this Report, the Lender has not made any such declaration. As of June 30, 2020 and as of the date of this report, we are in default on monthly interest payments of $111,945.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
4.1	Convertible Promissory Note, dated March 30, 2020, with Investor (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2020, File No.: 000-53029).
4.2	Form of Common Stock Purchase Warrant dated March 30, 2020 between C-Bond and Investor (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2020, File No.: 000-53029).
10.1	Form of Securities Purchase Agreement, dated March 26, 2020, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2020, File No.: 000-53029).
10.2	Form of Securities Purchase Agreement, dated March 30, 2020, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2020, File No.: 000-53029).
10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2020, File No.: 000-53029).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C-BOND SYSTEMS, INC.

Dated: August 14, 2020	By:	/s/ Scott R. Silverman
Scott R. Silverman
Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2020	By:	/s/ Vincent J. Pugliese
Vincent J. Pugliese
Chief Financial Officer (Principal Financial Officer)