Form 10-Q
period 2020-09-30
C-Bond Systems, Inc
filed 2020-11-16
CIK 1421636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-53029

C-BOND SYSTEMS, INC.

(Exact name of Registrant as Specified in its Charter)

Colorado	26-1315585
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

6035 South Loop East
Houston, Texas	77033
(Address of Principal Executive Offices)	(Zip Code)

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

There were 225,922,177 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding as of November 16, 2020.

C-BOND SYSTEMS, INC.

FORM 10-Q

September 30, 2020

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$173,592	$77,211
Accounts receivable, net	72,510	151,989
Inventory	42,805	14,820
Prepaid expenses and other current assets	6,387	18,577
Total Current Assets	295,294	262,597

OTHER ASSETS:
Property, plant and equipment, net	21,635	32,776
Right of use asset, net	34,317	69,808
Security deposit	7,132	7,132
Total Other Assets	63,084	109,716
TOTAL ASSETS	$358,378	$372,313

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Notes payable - related party	$400,000	$400,000
Convertible notes payable, net	-	135,833
Note payable, current portion	94,917	-
Accounts payable	711,326	746,663
Accrued expenses	163,264	126,986
Accrued compensation	870,444	351,708
Lease liability	34,762	47,636
Derivative liability	-	890,410
Total Current Liabilities	2,274,713	2,699,236

LONG-TERM LIABILITIES:
Note payable, net of current portion	61,283	-
Lease liability, net of current portion	-	22,216
Mandatorily redeemable convertible Series A preferred stock; $0.10 par value, 800,000 shares designated; 0 and 159,600 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively ($1.00 per share redemption and liquidation value)	-	159,798
Total Long-term Liabilities	61,283	182,014
Total Liabilities	2,335,996	2,881,250

Commitments and Contingencies (See Note 10)
Series B convertible preferred stock: $0.10 par value, 100,000 shares designated; 108 and 108 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively ($1,000 per share redemption and liquidation value)	109,740	108,000
Series C convertible preferred stock: $0.10 par value, 100,000 shares designated; 6,300 and 0 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively ($100 per share redemption and liquidation value)	631,055	-

SHAREHOLDERS’ DEFICIT:
Preferred stock: $0.10 par value, 2,000,000 shares authorized; 100,000 Series B and 100,000 Series C designated	-	-
Common stock: $0.001 par value, 4,998,000,000 shares authorized; 215,147,177 and 116,749,633 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	215,147	116,750
Additional paid-in capital	39,689,002	37,266,328
Accumulated deficit	(42,622,562)	(40,000,015)
Total Shareholders’ Deficit	(2,718,413)	(2,616,937)
Total Liabilities and Shareholders’ Deficit	$358,378	$372,313

 See accompanying notes to unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
SALES	$252,940	$171,383	$356,770	$416,178

COST OF SALES (excluding depreciation expense)	65,638	30,230	106,307	86,367

GROSS PROFIT	187,302	141,153	250,463	329,811

OPERATING EXPENSES:
Compensation and related benefits (including stock-based compensation of $272,648 and $913,348 for the three months ended September 30, 2020 and 2019, and $942,850 and $3,392,522 for the nine months ended September 30, 2020 and 2019, respectively)	628,701	1,252,366	2,234,525	4,573,248
Research and development	9,868	3,525	14,597	23,925
Professional fees	117,065	171,882	404,145	681,986
General and administrative expenses	97,126	106,628	279,601	352,962
Total Operating Expenses	852,760	1,534,401	2,932,868	5,632,121

LOSS FROM OPERATIONS	(665,458)	(1,393,248)	(2,682,405)	(5,302,310)

OTHER INCOME (EXPENSES):
Gain on debt extinguishment, net	767,415	31,009	877,823	31,009
Other income	-	-	8,000	-
Derivative income (expense)	653,405	(381,005)	(90,623)	(381,005)
Interest expense	(274,966)	(58,421)	(732,547)	(171,060)
Total Other Income (Expenses)	1,145,854	(408,417)	62,653	(521,056)

NET (LOSS) INCOME	480,396	(1,801,665)	(2,619,752)	(5,823,366)

PREFERRED STOCK DIVIDEND	(2,795)	-	(2,795)	-

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$477,601	$(1,801,665)	$(2,622,547)	$(5,823,366)

NET (LOSS) INCOME PER COMMON SHARE:
Basic and diluted	$0.00	$(0.02)	$(0.02)	$(0.07)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	201,624,719	102,189,132	155,441,343	88,146,289

 See accompanying notes to unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	# of Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	80,459,006	$80,459	$31,863,693	$(32,759,275)	$(815,123)
Common shares issued for services and prepaid services	685,060	685	113,775	-	114,460
Accretion of stock-based compensation	-	-	909,375	-	909,375
Stock option exercise compensation	-	-	7,500	-	7,500
Accretion of stock option expense	-	-	586,934	-	586,934
Net loss	-	-	-	(2,360,423)	(2,360,423)
Balance, March 31, 2019	81,144,066	81,144	33,481,277	(35,119,698)	(1,557,277)

Common shares issued for cash	2,000,000	2,000	298,000	-	300,000
Common shares issued for services and prepaid services	500,000	500	46,500	-	47,000
Accretion of stock-based compensation	-	-	519,792	-	519,792
Accretion of stock option and warrant expense	-	-	589,029	-	589,029
Net loss	-	-	-	(1,661,278)	(1,661,278)
Balance, June 30, 2019	83,644,066	83,644	34,934,598	(36,780,976)	(1,762,734)

Common shares issued for cash	7,750,000	7,750	322,250	-	330,000
Issuance of warrants in connection with convertible debt	-	-	44,530	-	44,530
Common shares issued for accrued compensation	6,400,000	6,400	267,600	-	274,000
Common shares issued for debt conversion	295,567	296	11,704	-	12,000
Common shares issued for services and prepaid services	10,500,000	10,500	(10,500)	-	-
Accretion of stock-based compensation	-	-	416,667	-	416,667
Accretion of stock option and warrant expense	-	-	522,925	-	522,925
Net loss	-	-	-	(1,801,665)	(1,801,665)
Balance, September 30, 2019	108,589,633	$108,590	$36,509,774	$(38,582,641)	$(1,964,277)

See accompanying notes to unaudited condensed consolidated financial statements.

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	# of Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	116,749,633	$116,750	$37,266,328	$(40,000,015)	$(2,616,937)
Shares issued for conversion of accounts payable	151,456	151	5,907	-	6,058
Common shares issued for cash	7,000,000	7,000	273,000	-	280,000
Common shares issued for conversion of accrued interest	475,000	475	12,245	-	12,720
Common shares issued for services	1,250,000	1,250	48,750	-	50,000
Issuance of warrants in connection with convertible debt	-	-	8,676	-	8,676
Accretion of stock-based compensation	-	-	170,072	-	170,072
Accretion of stock option expense	-	-	191,308	-	191,308
Net loss	-	-	-	(1,508,288)	(1,508,288)
Balance, March 31, 2020	125,626,089	125,626	37,976,286	(41,508,303)	(3,406,391)

Shares issued for conversion of accrued compensation	203,125	203	16,047	-	16,250
Common shares issued for cash	7,000,000	7,000	154,000	-	161,000
Common shares issued for conversion of debt, accrued interest and fees	12,800,000	12,800	78,565	-	91,365
Extinguishment loss related to conversion of debt	-	-	123,455	-	123,455
Common shares issued for conversion of Series A preferred shares and dividends	9,982,616	9,983	152,809	-	162,792
Common shares issued for services	7,450,000	7,450	(7,450)	-	-
Issuance of warrants in connection with convertible debt	-	-	5,822	-	5,822
Reclassification of put premium to equity upon conversion of Series A preferred	-	-	37,438	-	37,438
Accretion of stock-based compensation	-	-	117,515	-	117,515
Accretion of stock-based professional fees	-	-	5,000	-	5,000
Accretion of stock option expense	-	-	191,307	-	191,307
Net loss	-	-	-	(1,591,860)	(1,591,860)
Balance, June 30, 2020	163,061,830	163,062	38,850,794	(43,100,163)	(4,086,307)

Common shares issued for cash	21,538,462	21,538	258,462	-	280,000
Common shares issued for conversion of debt, accrued interest and fees	23,896,800	23,897	63,047	-	86,944
Extinguishment loss related to conversion of debt	-	-	174,464	-	174,464
Common shares issued for conversion of Series A preferred shares and dividends	6,150,085	6,150	46,482	-	52,632
Common shares issued for services	500,000	500	6,000	-	6,500
Reclassification of put premium to equity upon conversion of Series A preferred	-	-	12,105	-	12,105
Accretion of stock-based compensation	-	-	79,238	-	79,238
Accretion of stock-based professional fees	-	-	5,000	-	5,000
Accretion of stock option expense	-	-	193,410	-	193,410
Preferred stock dividends	-	-	-	(2,795)	(2,795)
Net income	-	-	-	480,396	480,396
Balance, September 30, 2020	215,147,177	$215,147	$39,689,002	$(42,622,562)	$(2,718,413)

See accompanying notes to unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,619,752)	$(5,823,366)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	11,141	19,208
Amortization of debt discount to interest expense	424,001	49,042
Accretion of preferred shares stated value to interest expense	52,400	-
Stock-based compensation	942,850	3,392,522
Stock-based professional fees	69,917	292,785
Bad debt expense	19,400	-
Interest expense related to put premium on convertible debt	47,405	57,423
Derivative expense	90,623	381,005
Non-cash gain on debt extinguishment	(877,823)	(31,009)
Non-cash fees upon conversion	2,500	-
Lease costs	401	-

Change in operating assets and liabilities:
Accounts receivable	60,079	45,096
Inventory	(27,985)	(6,928)
Prepaid expenses and other assets	8,773	11,164
Accounts payable	55,721	161,330
Accrued expenses	88,771	51,097
Accrued compensation	518,736	490,696
NET CASH USED IN OPERATING ACTIVITIES	(1,132,842)	(909,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	721,000	630,000
Proceeds from sale of series A preferred stock	120,000	-
Redemption of series A preferred stock	(104,762)	-
Proceeds from sale of series C preferred stock	630,000	-
Proceeds from exercise of stock options	-	19,185
Proceeds from note payable	156,200	25,000
Repayment of note payable	-	(12,500)
Repayment of convertible note payable	(393,215)	(238,080)
Proceeds from convertible notes payable	100,000	459,250
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,229,223	882,855

NET INCREASE (DECREASE) IN CASH	96,381	(27,080)
CASH, beginning of period	77,211	128,567
CASH, end of period	$173,592	$101,487

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$130,303	$8,018
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as prepaid for services	$56,500	$161,460
Common stock issued for accrued compensation	$16,250	$274,000
Common stock issued for accounts payable	$6,058	$-
Common stock issued for conversion of debt and accrued interest	$188,529	$12,000
Common stock issued for conversion of Series A preferred shares and related dividends	$215,424	$-
Preferred stock dividend accrued	$2,795	$-
Reclassification of put premium to equity	$49,543	$-
Increase in debt discount and derivative liability	$85,502	$222,720
Increase in debt discount and paid-n capital for warrants	$14,498	$44,530

See accompanying notes to unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

C-Bond Systems, Inc. and its subsidiaries (the “Company”) is a materials development company and sole owner, developer and manufacturer of the patented C-Bond technology. The Company is engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality and sustainability of brittle material systems. The Company’s present primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally. Additionally, the Company has expanded its product line to include disinfection products. The Company operates in two divisions: C-Bond Transportation Solutions, which sells a windshield strengthening water repellant solution as well as a disinfection product, and C-Bond Safety Solutions, which sells multi-purpose glass strengthening primer and window film mounting solutions, ballistic-resistant film systems and disinfection products.

On April 25, 2018, the Company (which was formerly known as West Mountain Alternative Energy, Inc.) and its subsidiary, WETM Acquisition Corp. (“Acquisition Sub”) entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement with C-Bond Systems, LLC which was organized as a limited liability company in Texas and started business on August 7, 2013 and had three subsidiaries. Pursuant to the terms of the Merger Agreement, on April 25, 2018, referred to as the Closing Date, the Acquisition Sub merged with and into C-Bond Systems, LLC, which was the surviving corporation. Accordingly, C-Bond Systems, LLC became a wholly-owned subsidiary of the Company. Any reference to contractual agreements throughout these footnotes may relate to C-Bond Systems Inc., or one of its subsidiaries.

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

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements include the financial statements of its wholly-owned subsidiary, C-Bond Systems, LLC and its inactive wholly-owned subsidiaries, C-Bond R&D Solutions, LLC, C-Bond Industrial Solutions, LLC, and C-Bond Security Solutions, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss of $2,619,752 for the nine months ended September 30, 2020. The net cash used in operations was $1,132,842 for the nine months ended September 30, 2020. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $42,622,562, $2,718,413 and $1,979,419, respectively, at September 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares, preferred shares and from the issuance of convertible and other promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the nine months ended September 30, 2020 and 2019 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete or slow moving inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the estimate of the fair value of the right of use asset and lease liability, the valuation of redeemable and mandatorily redeemable preferred stock, the fair value of derivative liabilities, the value of beneficial conversion features, and the fair value of non-cash equity transactions.

Fair Value of Financial Instruments and Fair Value Measurements

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (the “FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2020. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

The carrying amounts reported in the condensed consolidated balance sheets for cash, accounts receivable, notes payable – related party, convertible note payable, accounts payable, accrued expenses, accrued compensation, and subscription payable approximate their fair market value based on the short-term maturity of these instruments.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 is as follows:

	At September 30, 2020			At December 31, 2019
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	-	-	$-	-	-	$890,410

A roll forward of the level 3 valuation financial instruments is as follows:

	For the Nine Months Ended September 30,
	2020	2019
Balance at beginning of period	$890,410	$-
Initial valuation of derivative liabilities included in debt discount	85,502	222,720
Initial valuation of derivative liabilities included in derivative expense	160,416	371,103
Gain on extinguishment of debt related to repayment/conversion of debt	(1,066,535)	-
Change in fair value included in derivative expense	(69,793)	9,902
Balance at end of period	$-	$603,725

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of September 30, 2020 and December 31, 2019.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Revenue Recognition

The Company follows Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASC 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.

The Company sells its products which include standard warranties primarily to distributors and authorized dealers. Product sales are recognized when the product is shipped to the customer and title is transferred and are recorded net of any discounts or allowances. The warranty does not represent a separate performance obligation.

Cost of Sales

Cost of sales includes inventory costs, packaging costs and warranty expenses.

Shipping and Handling Costs

Shipping and handling costs incurred for product shipped to customers are included in general and administrative expenses and amounted to $29,752 and $27,715 for the nine months ended September 30, 2020 and 2019, respectively. Shipping and handling costs charged to customers are included in sales.

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and includes costs such as labor, materials, and other allocated costs incurred. For the nine months ended September 30, 2020 and 2019, research and development costs incurred in the development of the Company’s products were $14,597 and $23,925, respectively, and are included in operating expenses on the accompanying unaudited condensed consolidated statements of operations.

Warranty Liability

The Company provides limited warranties on its products for product defects for periods ranging from 12 months to the life of the product. Warranty costs may include the cost of product replacement, refunds, labor costs and other costs. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 12 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets and amounted $26,833 at September 30, 2020 and December 31, 2019, respectively. For the nine months ended September 30, 2020 and 2019, warranty expense amounted to $0 and $4,650, respectively, and is included in cost of sales on the accompanying unaudited condensed consolidated statements of operations. For the nine months ended September 30, 2020 and 2019, a roll forward of warranty liability is as follows:

	For the Nine Months Ended September 30,
	2020	2019
Balance at beginning of period	$26,933	$24,190
Increase in estimated warranty liability	-	4,650
Warranty expenses incurred	(100)	(1,837)
Balance at end of period	$26,833	$27,003

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Advertising Costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the nine months ended September 30, 2020 and 2019, advertising costs charged to operations were $30,900 and $31,692, respectively and are included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which have been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2020 and December 31, 2019, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2015. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of September 30, 2020 and December 31, 2019.

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

	September 30,
	2020	2019
Convertible notes	-	16,666,667
Stock options	8,445,698	11,445,698
Warrants	2,050,000	1,750,000
Series B preferred stock	17,142,857	-
Series C preferred stock	100,000,000	-
Non-vested, forfeitable common shares	23,851,926	16,375,299

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The pronouncement requires a modified retrospective method of adoption and is effective on January 1, 2019, with early adoption permitted. For the Company’s administrative office lease, the Company analyzed the lease and concluded that it would be required to record a lease liability and a right of use asset on its consolidated balance sheets at fair value upon adoption of ASU 2016-02. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

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

Segment Reporting

During the nine months ended September 30, 2020 and 2019, the Company operated in one business segment.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on the condensed consolidated financial statements.

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

NOTE 3 – ACCOUNTS RECEIVABLE

At September 30, 2020 and December 31, 2019, accounts receivable consisted of the following:

	September 30, 2020	December 31, 2019
Accounts receivable	$91,910	$151,989
Less: allowance for doubtful accounts	(19,400)	-
Accounts receivable, net	$72,510	$151,989

For the nine months ended September 30, 2020 and 2019, bad debt expense amounted to $19,400 and $0, respectively.

NOTE 4 – INVENTORY

At September 30, 2020 and December 31, 2019, inventory consisted of the following:

	September 30, 2020	December 31, 2019
Raw materials	$12,930	$12,250
Finished goods	29,875	2,570
Inventory	$42,805	$14,820

NOTE 5 – PROPERTY AND EQUIPMENT

At September 30, 2020 and December 31, 2019, property and equipment consisted of the following:

	Useful Life	2020	2019
Machinery and equipment	5 - 7 years	$52,184	$52,184
Furniture and office equipment	3 - 7 years	45,063	45,063
Vehicles	5 years	68,341	68,341
Leasehold improvements	3 years	16,701	16,701
		182,289	182,289
Less: accumulated depreciation		(160,654)	(149,513)
Property and equipment, net		$21,635	$32,776

For the nine months ended September 30, 2020 and 2019, depreciation and amortization expense is included in general and administrative expenses and amounted to $11,141 and $19,208, respectively.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On September 6, 2019 and on December 9, 2019, the Company closed on Securities Purchase Agreements (the “SPAs”) with an accredited investor. Pursuant to the terms of the September 6, 2019 and December 9, 2019 SPAs, the Company issued and sold to this investor convertible promissory notes in the aggregate principal amount of $430,000 and warrants to purchase up to 1,050,000 shares of the Company’s common stock. The Company received net proceeds of $382,250, net of original issue discount of $45,000 and origination fees of $2,750. These Notes bore interest at 12% per annum. The September 6, 2019 Note was due and payable on June 6, 2020 and the December 9, 2019 Note was due and payable on September 9, 2020. The September 6, 2019 Note and the December 9, 2019 were repaid in full on September 11, 2020.

On March 30, 2020, the Company closed on a Securities Purchase Agreement (the “March 2020 SPA”) with an accredited investor. Pursuant to the terms of the March 2020 SPA, the Company issued and sold to this investor a convertible promissory note in the aggregate principal amount of $57,750 and a warrant to purchase up to 144,375 shares of the Company’s common stock. The Company received net proceeds of $50,000, net of original issue discount of $5,000 and origination fees of $2,750. The Note bore interest at 12% per annum and was due and payable on December 30, 2020. The March 30, 2020 Note was repaid in full on August 24, 2020 and the 144,375 warrants were cancelled.

On April 23, 2020, the Company closed on a Securities Purchase Agreement (the “April 2020 SPA”) with an accredited investor. Pursuant to the terms of the April 2020 SPA, the Company issued and sold to this investor a convertible promissory note in the aggregate principal amount of $57,750 and a warrant to purchase up to 144,375 shares of the Company’s common stock. The Company received net proceeds of $50,000, net of original issue discount of $5,000 and origination fees of $2,750. The Note bore interest at 12% per annum and was due and payable on January 23, 2021. The April 23, 2020 Note was repaid in full on August 24, 2020 and the 144,375 warrants were cancelled.

In accordance with the SPAs, the March 2020 SPA, the April 2020 SPA and the related Notes, subject to the adjustments as defined in the respective SPA and Note, the conversion price (the “Conversion Price”) equaled the lesser of: (i) the lowest Trading Price (as defined below) during the previous twenty-five Trading Day period ending on the latest complete Trading Day prior to the date of this Note, and (ii) the Variable Conversion Price (as defined below) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company). The “Variable Conversion Price” meant 60% multiplied by the Market Price (as defined herein) (representing a discount rate of 40%). “Market Price” meant the lowest Trading Price (as defined below) for the Company’s common stock during the twenty-five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” meant, for any security as of any date, the lesser of: (i) the lowest trade price on the applicable trading market as reported by a reliable reporting service (“Reporting Service”) designated by the Holder or (ii) the closing bid price on the applicable trading market as reported by a Reporting Service designated by the Holder. The Company had the option to prepay the Note at any time prior to its six-month anniversary, subject to pre-payment charges as detailed in the Note, which it did on August 24, 2020.

The SPAs and Notes contained customary representations, warranties and covenants, including certain restrictions on the Company’s ability to sell, lease or otherwise dispose of any significant portion of its assets. The Investor also had the right of first refusal with respect to any future equity offerings (or debt with an equity component) conducted by the Company until the 12-month anniversary of the Closing. The SPA and the Note also provided for certain events of default, including, among other things, payment defaults, breaches of representations and warranties, bankruptcy or insolvency proceedings, delinquency in periodic report filings with the Securities and Exchange Commission, and cross default with other agreements. Upon the occurrence of an event of default, this investor could declare the outstanding obligations due and payable at significant applicable default rates and take such other actions as set forth in the Notes.

The Warrants are exercisable at any time on or after the date of the issuance and entitles this investor to purchase shares of the Company’s common stock for a period of five years from the initial date the warrants become exercisable. Under the terms of the Warrants, the holder is entitled to exercise the Warrant to purchase up to an aggregate of 1,050,000 shares of the Company’s common stock at a fixed exercise price of $0.01.

These Notes and related Warrants included a down-round provision under which the Notes conversion price and warrant exercise price could have been affected by future equity offerings undertaken by the Company.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

In connection with the issuance of the March 30, 2020 and April 23, 2020 Notes, in March and April 2020, on the initial measurement dates, the fair values of the embedded conversion option derivatives of $245,918 was recorded as a derivative liability and was allocated as a debt discount up to the net proceeds of the Notes of $85,502, with the remainder of $160,416 charged to current period operations as initial derivative expense. During the nine months ended September 30, 2020, at the end of each period and upon conversion or repayment, the Company revalued the embedded conversion option derivative liabilities and recorded a derivative gain of $69,793. In connection with the revaluation and the initial derivative expense, the Company recorded an aggregate derivative expense of $90,623 during the nine months ended September 30, 2020.

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

During the nine months ended September 30, 2020, the fair value of the derivative liabilities and warrants was estimated using the Binomial valuation model with the following assumptions:

2020
Dividend rate	—%
Term (in years)	0.25 to 5.00 years
Volatility	293.4% to 345.7%
Risk—free interest rate	0.12% to 0.39%

During the nine months ended September 30, 2020, the Company issued 37,171,800 shares its common stock upon the conversion of principal of $152,285, accrued interest of $36,244 and fees of $2,500. Additionally, the Company repaid principal of $393,215 and accrued interest of $15,917. Upon conversion, exercise or repayment, the respective derivative liability was marked to fair value at the conversion, repayment or exercise date and then the related fair value amount of $1,066,535 was reclassified to other income as part of gain or loss on extinguishment. Additionally, upon repayment, the Company and Investor agreed to cancel 288,750 warrants and agreed to modify the exercise price of the remaining warrants to $0.01 per share (see Note 8).

As of September 30, 2020, all of these convertible notes were either converted or repaid off resulting in a zero balance.

For the nine months ended September 30, 2020 and 2019, interest expense related to convertible notes amounted to $551,100 and $116,555, including amortization of debt discount and debt premium charged to interest expense of $409,668 and $106,465, respectively.

The weighted average interest rate on the above notes and notes payable – related party (see note 7) during the nine months ended September 30, 2020 and 2019 was 13.2% and 12.8%, respectively.

At September 30, 2020 and December 31, 2019, convertible notes payable consisted of the following:

	September 30, 2020	December 31, 2019
Principal amount	$-	$430,000
Less: unamortized debt discount	-	(294,167)
Convertible notes payable, net	$-	$135,833

NOTE 7 – NOTES PAYABLE – RELATED PARTY

On November 14, 2018, the Company entered into a Revolving Credit Facility Loan and Security Agreement (“Loan Agreement”) and a Secured Promissory Note (the “Note”) with BOCO Investments, LLC (the “Lender”), a beneficial shareholder of the Company. Subject to and in accordance with the terms and conditions of the Loan Agreement and the Note, the Lender agrees to lend to the Company up to $400,000 (the “Maximum Loan Amount”) against the issuance and delivery by the Company of the Note for use as working capital and to assist in inventory acquisition. The Lender loaned an initial amount of $200,000 at closing and loaned an additional $200,000 to the Company in December 2018, and may loan at any time and from time to time through November 14, 2020, up to an aggregate amount not to exceed the Maximum Loan Amount. The Company must repay all principal, interest and other amounts outstanding on or before November 14, 2020. The Company’s obligations under the Loan Agreement and the Note are secured by a first-priority security interest in substantially all of the Company’s assets (the “Collateral”). The outstanding principal advanced to Company pursuant to the Loan Agreement bears interest at the rate of 12% per annum, compounded annually.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

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

Commencing on January 10, 2019 and on or before the l0th day of each month thereafter, the Company shall pay Lender all interest accrued on outstanding principal under the Loan Agreement and Notes as of the end of the month then concluded. Upon the occurrence of any Event of Default and at any time thereafter, Lender may, at its option, declare any and all obligations immediately due and payable without demand or notice. As of September 30, 2020 and December 31, 2019, the Company did not meet the Minimum Asset Amount covenant as defined in the Loan Agreement, failed to timely pay interest payments due, and has violated other default provisions. Accordingly, the note balance due of $400,000 has been reflected as a current liability on the accompanying consolidated balance sheet and interest shall accrue at 18% per annum.

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

For the nine months ended September 30, 2020 and 2019, interest expense related to this Note amounted to $54,049 and $53,852, respectively.

NOTE 8 – NOTE PAYABLE

On April 28, 2020, the Company entered into a Paycheck Protection Program Promissory Note (the “PPP Note”) with respect to a loan of $156,200 (the “PPP Loan”) from Comerica Bank. The PPP Loan was obtained pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES act”) administered by the U.S. Small Business Administration (“SBA”). The PPP Loan matures on April 28, 2022 and bears interest at a rate of 1.00% per annum. The PPP Loan is payable in 18 equal monthly payments of approximately $8,900 commencing November 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Company may apply to have the loan forgiven pursuant to the terms of the PPP if certain criteria are met. For the nine months ended September 30, 2020, interest expense related to this Note amounted to $668.

NOTE 9 - SHAREHOLDERS’ DEFICIT

Preferred Stock

Series A Preferred stock

On October 16, 2019, the Company filed an Amendment to its Articles of Incorporation to designate a series of preferred stock, the Series A Convertible Preferred Stock, with the Secretary of State of the State of Colorado.

The Certificate of Designations established 800,000 shares of the Series A Preferred Stock, par value $0.10, having such designations, preferences, and rights as determined by the Company’s Board of Directors in its sole discretion, in accordance with the Company’s Articles of Incorporation and Amended and Restated Bylaws. The Certificate of Designations, Preferences, Rights, and Limitations of Series A Convertible Preferred Stock (“Certificate of Designations”) provides that the Series A Convertible Preferred Stock shall have no right to vote on any matters on which the common shareholders are permitted to vote. The Series A Convertible Preferred Stock ranks senior with respect to dividends and right of liquidation to the Company’s common stock and junior with respect to dividends and right of liquidation to all existing and future indebtedness of the Company and existing and outstanding preferred stock of the Company. Each share of Series A Preferred Stock shall have a stated value of $1.00 (the “Stated Value”). Upon the redemption or conversion of all of the Series A Preferred stock, on August 25, 2020, the Company filed a Certificate of Elimination with the Secretary of State of the State of Colorado to eliminate the Series A Convertible Preferred Stock.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Each share of Series A Preferred Stock carried an annual dividend in the amount of 4% of the Stated Value (the “Dividend Rate”), which was cumulative and compounded daily, payable solely upon redemption, liquidation or conversion. Upon the occurrence of an Event of Default, the Dividend Rate shall automatically increase to 22%.

At any time during the periods set forth on the table immediately following this paragraph (the “Redemption Periods”) provided that an Event of Default has not occurred, the Company had the right, at the Company’s option, to redeem all or any portion of the shares of Series A Preferred Stock for an amount equal to (i) the total number of Series A Preferred Stock held by the applicable Holder multiplied by (ii) the Stated Value plus the Adjustment Amount, (the “Optional Redemption Amount”). The Adjustment Amount shall equal to any accrued but unpaid dividends, the default adjustment amounts, as defined in the Certificate of Designation, if applicable, failure to deliver fees, if any, and any other fees as set forth in the Certificate of Designation. After the expiration of 180 days following the Issuance Date of the applicable shares of Series A Preferred Stock, the Company shall have no right of redemption.

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

The Holder of Series A Preferred stock had the right from time to time, and at any time during the period beginning on the date which is 180 days following the issuance date, to convert all or any part of the outstanding Series A Preferred Stock into the Company’s common stock. The conversion price (the “Conversion Price”) shall equal the Variable Conversion Price (as defined below) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 81% multiplied by the Market Price (as defined below) (representing a discount rate of 19%). “Market Price” means the average of the two lowest Trading Prices for the common stock during the ten Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the applicable trading market as reported by a reliable reporting service designated by the Holder. “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTC, or on the principal securities exchange or other securities market on which the common stock is then being traded. The Company has accounted for the Series A Preferred Stock as stock settled debt under ASC 480. During the nine months ended September 30, 2020, the Company recorded an aggregate debt premium of $42,553 with a charge to interest expense. The Company did not record any debt premium during the nine months ended September 30, 2019.

During October and November 2019, the Company entered into a Series A Preferred Stock Purchase Agreements with an accredited investor whereby the investor agreed to purchase an aggregate of 159,600 unregistered shares of the Company’s Series A Preferred stock, par value $0.10 for $133,000, or $0.833 per share. During October and November 2019, the Company received the cash proceeds of $127,000, net of fees of $6,000. This discount of $6,000 was recognized and is being amortized to interest expense over the redemption terms of the Series A preferred shares or the date that the debt is convertible into common shares, whichever is shorter. During the nine months ended September 30, 2020, the Company entered into Series A Preferred Stock Purchase Agreements with an accredited investor whereby the investor agreed to purchase an aggregate of 154,800 unregistered shares of the Company’s Series A Preferred stock, par value $0.10 for $129,000, or $0.833 per share. During the nine months ended September 30, 2020, the Company received cash proceeds of $120,000, net of fees of $9,000. This discount of $9,000 was recognized and is being amortized to interest expense over the redemption terms of the Series A preferred shares or the date that the debt is convertible into common shares, whichever is shorter.

For the nine months ended September 30, 2020, amortization of discount charged to interest expense amounted to $14,333. During the nine months ended September 30, 2020, the Company accrued a dividend payable of $4,852 which was included in interest expense on the accompanying condensed consolidated statement of operations. As of September 30, 2020, the Company had paid or converted into common stock all accrued dividends due.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

During the nine months ended September 30, 2020, the Company issued 16,132,701 shares its common stock upon the conversion of 211,200 shares of Series A preferred with a stated redemption value of $211,200 and related accrued dividends payable of $4,224. The conversion price was based on contractual terms of the related Series A preferred shares. Upon conversion, the Company reclassified put premium of $49,543 to paid-in capital. Additionally, on August 24, 2020, the Company settled with the investor and redeemed the remaining 103,200 Series A preferred shares for a cash payment of $117,047 which included the redemption of stated value of $103,200, accrued dividends of $1,562, and redemption penalties of $12,285 which was included in interest expense on the accompanying condensed consolidated statement of operations. Additionally, upon repayment, the Company wrote off the remaining put premium balance of $24,207 and recorded a gain on extinguishment of $24,207.

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

The mandatorily redeemable Series A preferred stock is recorded at the liquidation preference, less unamortized discounts plus the debt premium and accrued dividends due, on the Company’s accompanying consolidated statements of operations as of December 31, 2019 which in total exceeds the redemption value. As of September 30, 2020, the net Series A Preferred Stock balance was $0 and fully redeemed. The Company recognized interest expense on the Series A Preferred Stock of $126,423 for the nine months ended September 30, 2020, which includes accretion expense, put premium on stock-settled debt, accrued dividends, amortization of offering costs and redemption penalties paid.

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
September 30, 2020
(Unaudited)

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

During the nine months ended September 30, 2020, the Company accrued a dividend payable of $1,740 which was included in preferred stock dividends on the accompanying condensed consolidated statement of shareholders’ deficit. As of September 30, 2020, the net Series B Preferred Stock balance was $109,740 which includes stated liquidation value of $108,000 and accrued dividends payable of $1,740.

Series C Preferred Stock

On August 20, 2020, the Company filed an Amendment to its Articles of Incorporation to designate a series of preferred stock, the Series C Convertible Preferred Stock (the “Series C”), with the Secretary of State of the State of Colorado. The Certificate of Designations established 100,000 shares of the Series C, par value $0.10, having such designations, preferences, and rights as determined by the Company’s Board of Directors in its sole discretion, in accordance with the Company’s Articles of Incorporation and Amended and Restated Bylaws. The Certificate of Designations became effective with the State of Colorado upon filing.

The Series C ranks senior with respect to dividends and right of liquidation with the Company’s common stock and junior to all existing and future indebtedness of the Company. The Series C has a stated value per share of $100, subject to adjustment as provided in the Certificate of Designations (the “Stated Value”), and a dividend rate of 2% per annum of the Stated Value.

The Company has no option to redeem the Series C Preferred Stock. If the Company determines to liquidate, dissolve or wind-up its business and affairs, or effect any Deemed Liquidation Event as defined below, each of which has been approved by the holders of a majority of the shares of Series C Preferred Stock then outstanding, the Company will redeem all of the shares of Series C Preferred Stock outstanding immediately prior to such mandatory redemption event at a price per share of Series C Preferred Stock equal to the aggregate Series C Liquidation Value for the shares of Series C Preferred Stock being redeemed.

The Company will deliver ten-day advance written notice prior to the consummation of any mandatory redemption event via email or overnight courier (“Notice of Mandatory Redemption”) to each Holder whose shares are to be redeemed. The Series C is subject to redemption at Stated Value, plus any accrued, but unpaid dividends (the “Liquidation Value”)) by the Company. Upon receipt by any Holder of a Notice of Mandatory Redemption, if Holder does not choose to convert, such Holder will promptly submit to the Company such Holder’s Series C Preferred Stock certificates on the Redemption Payment Date. Upon receipt of such Holder’s Series C Preferred Stock certificates, the Company will pay the applicable redemption price to such Holder in cash. A “Deemed Liquidation Event” will mean: (a) a merger or consolidation in which the Company is a constituent party or a subsidiary of the Company is a constituent party and the Company issues shares of its capital stock pursuant to such merger or consolidation, except any such merger or consolidation involving the Company or a subsidiary in which the shares of capital stock of the Company outstanding immediately prior to such merger or consolidation continue to represent, or are converted into or exchanged for shares of capital stock that represent, immediately following such merger or consolidation, at least a majority, by voting power, of the capital stock of the surviving or resulting corporation or, if the surviving or resulting corporation is a wholly-owned subsidiary of another corporation immediately following such merger or consolidation, the parent corporation of such surviving or resulting corporation; or (b) the sale, lease, transfer, exclusive license or other disposition, in a single transaction or series of related transactions, by the Company or any subsidiary of the Company of all or substantially all the assets of the Company and its subsidiaries taken as a whole, or the sale or disposition (whether by merger or otherwise) of one or more subsidiaries of the Company if substantially all of the assets of the Company and its subsidiaries taken as a whole are held by such subsidiary or subsidiaries, except where such sale, lease, transfer, exclusive license or other disposition is to a wholly owned subsidiary of the Company.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

The Series C is convertible at the option of a holder at any time following the issuance date. In the event of a conversion of any Series C Preferred Stock, the Company shall issue to such Holder a number of Conversion Shares equal to (x) the sum of (1) the Stated Value per share of Series C Preferred Stock plus (2) any accrued but unpaid dividends thereon multiplied by (y) the number of shares of Series C Preferred Stock held by such Holder and subject to the Holder Conversion Notice, divided by (z) the Conversion Price with respect to such Series C Preferred Stock. Conversion Price means a price per share of the common stock equal to the lowest daily volume weighted average price of the common stock for any trading day during the two years preceding the date of delivery of the conversion notice, subject to adjustment as otherwise provided in the Series C Certificate of Designation.

Upon liquidation of the Company after payment or provision for payment of liabilities of the Company and after payment or provision for any liquidation preference payable to the holders of any preferred stock ranking senior to the Series C but prior to any distribution to the holders of Common Stock or preferred stock ranking junior upon liquidation to the Series C, the holders of Series C will be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to each share of Series C equal to the Liquidation Value.

Each share of Series C Preferred Stock shall be entitled to vote on all matters requiring shareholder vote. Each share of Series C Preferred Stock will be entitled to the number of votes per share based on the calculation of the number of conversion shares of Series C Preferred Stock is then convertible.

During August and September 2020, the Company entered into subscription agreements with an accredited investor whereby the investor agreed to purchase an aggregate of purchase 6,300 shares of the Company’s Series C Convertible Preferred Stock for $630,000, or $100.00 per share (the “Stated Value”), which were used to pay off various discounted convertible instruments and redeem Series A preferred stock.

These Series C preferred share issuances with redemption provisions that permit the issuer to settle in either cash or common stock, at the option of the holder, were evaluated to determine whether temporary or permanent equity classification on the condensed consolidated balance sheet was appropriate. As per the terms of the Series C preferred stock agreements, Series C preferred stock is redeemable for cash and other assets on the occurrence of a deemed liquidation event. A deemed liquidation event includes a change of control which is not in the Company’s control. As such, since Series C preferred stock is redeemable upon the occurrence of an event that is not within the Company’s control, the Series C preferred stock is classified as temporary equity.

The Company concluded that the Series C Preferred Stock represented an equity host and, therefore, the redemption feature of the Series C Preferred Stock was not considered to be clearly and closely related to the associated equity host instrument. However, the redemption features did not meet the net settlement criteria of a derivative and, therefore, were not considered embedded derivatives that required bifurcation. The Company also concluded that the conversion rights under the Series C Preferred Stock were clearly and closely related to the equity host instrument. Accordingly, the conversion rights feature on the Series C Preferred Stock were not considered an embedded derivative that required bifurcation.

During the nine months ended September 30, 2020, the Company accrued a dividend payable of $1,055 which was included in preferred stock dividends on the accompanying condensed consolidated statement of shareholders’ deficit. As of September 30, 2020, the net Series C Preferred Stock balance was $631,055 which includes stated liquidation value of $630,000 and accrued dividends payable of $1,055.

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

Issuance of Common Shares for Services

On February 20, 2020 and effective March 1, 2020, the Company entered into a six-month consulting agreement with an entity for investor relations services. In connection with this consulting agreement, the Company issued 1,250,000 restricted common shares of the Company to the consultant. These shares vest immediately. These shares were valued at $50,000, or $0.04 per common share, based on contemporaneous common share sales by the Company. In connection with this consulting agreement, as of September 30, 2020, the Company recorded stock-based professional fees of $50,000.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

On March 31, 2020 and effective April 1, 2020, the Company entered into two one-year advisory board agreements with two individuals for services to be rendered on the Company’s medical advisory board. In connection with these advisory board agreements, the Company issued an aggregate of 500,000 restricted common shares of the Company to these advisory board members. These shares vest on April 1, 2021. These shares were valued at $20,000, or $0.04 per common share, based on contemporaneous common share sales by the Company. In connection with this consulting agreement, during the nine months ended September 30, 2020, accretion of stock-based consulting fees amounted to $10,000 and the remaining stock-based consulting fees of $10,000 shall be accreted over the remaining vesting period.

On April 1, 2020, the Company entered into an employment agreement with an accounting manager. Pursuant to this employment agreement, the Company agreed to grant a restricted stock award of 200,000 common shares of the Company which will vest on May 1, 2021. If the employee’s employment is terminated without cause or for good reason (both as defined in the employment agreement), or a change of control event (as defined in the employment agreement) occurs, these shares will immediately vest. For any other termination of employment, unvested restricted stock shall immediately terminate. These shares were valued on the date of grant at $8,000, or $0.04 per common share, based on contemporaneous common share sales. In connection with these shares, the Company shall record stock-based compensation over the vesting period, which is included in the aggregate accretion of stock-based compensation reflected below.

On April 28, 2020, the Company entered into restricted stock award agreements (the “Restricted Stock Award Agreements”) with executive officers and employees. Pursuant to the Restricted Stock Award Agreements, the Company agreed to grant restricted stock awards for an aggregate of 6,750,000 common shares of the Company which were valued at $270,000, or $0.04 per common share, based on contemporaneous common share sales. These shares will vest on May 1, 2021. If the employee’s employment is terminated for any reason, these shares will immediately be forfeited. In the event of a change of control, the employee shall be 100% vested in all shares of restricted shares subject to these Agreements. Each executive officer and employee shall have the right to vote the restricted shares awarded to them and to receive and retain all regular dividends paid in cash or property (other than retained distributions), and to exercise all other rights, powers and privileges of a holder of shares of the stock, with respect to such restricted shares, with the exception that (a) the employee shall not be entitled to delivery of the stock certificate or certificates or electronic book entries representing such restricted shares until the shares are vested, (b) the Company shall retain custody of all retained distributions made or declared with respect to the restricted shares until such time, if ever, as the restricted shares have become vested, and (c) the employee may not sell, assign, transfer, pledge, exchange, encumber, or dispose of the restricted shares. In connection with these shares, the Company shall record stock-based compensation over the vesting period, which is included in the aggregate accretion of stock-based compensation reflected below.

On July 1, 2020, the Company entered into a six-month consulting agreement with an entity for investor relations services. In connection with this consulting agreement, the Company issued 500,000 restricted common shares of the Company to the consultant. These shares vest immediately. These shares were valued at $6,500, or $0.013 per common share, based on contemporaneous common share sales by the Company. In connection with this consulting agreement, as of September 30, 2020, the Company recorded stock-based professional fees of $3,250 and prepaid expenses of $3,250 which will be amortized over the remaining term of the agreement.

The following table summarizes activity related to non-vested shares:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2019	17,675,299	$0.23
Granted	7,450,000	0.04
Shares vested	(1,273,373)	(0.41)
Non-vested, September 30, 2020	23,851,926	$0.16

During the nine months ended September 30, 2020 and 2019, aggregate accretion of stock-based compensation expense on granted non-vested shares amounted to $366,825 and $1,845,834, respectively. Total unrecognized compensation expense related to these unvested common shares at September 30, 2020 amounted to $194,889 which will be amortized over the remaining vesting period.

Shares Issued for Accounts Payable

On January 13, 2020, the Company issued 151,456 common shares upon conversion of accounts payable of $6,058, or $0.04 per common share, based on contemporaneous common share sales by the Company.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Common Stock Issued for Debt Conversion

During the nine months ended September 30, 2020, the Company issued 37,171,800 shares of its common stock upon the conversion of convertible notes with bifurcated embedded conversion option derivatives including principal of $152,285, accrued interest of $36,244, and fees of $2,500. The conversion price was based on contractual terms of the related debt. The Company accounted for the partial conversion of these convertible notes pursuant to the guidance of ASC 470-20, Debt with Conversion and Other Options. Under ASC 470-20, the Company recognized an aggregate loss on debt extinguishment upon conversion in the amount of $297,919 which is associated with the different between the fair market value of the shares issued upon conversion of $450,204 and the conversion price and is equal to the fair value of the additional shares of common stock transferred upon conversion.

Common Stock Issued for Conversion of Series A Preferred Shares

During the nine months ended September 30, 2020, the Company issued 16,132,701 shares its common stock upon the conversion of 211,200 shares of Series A preferred with a stated redemption value of $211,200 and related accrued dividends payable of $4,224. The conversion price was based on contractual terms of the related Series A preferred shares. Upon conversion, the Company reclassified put premium of $49,543 to paid-in capital.

Common Stock Issued for Deferred Compensation

On April 17, 2020, the Company issued 203,125 common shares upon conversion of an accrued deferred compensation liability of $16,250.

Stock Options

For the nine months ended September 30, 2020 and 2019, the Company recorded $576,025 and $1,539,188 of compensation expense related to stock options, respectively. Total unrecognized compensation expense related to unvested stock options at September 30, 2020 amounted to $33,636. The weighted average period over which stock-based compensation expense related to these options will be recognized is approximately one month.

Stock option activities for the nine months ended September 30, 2020 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2019	8,445,698	$0.40
Granted	-	-
Forfeited	-	-
Balance Outstanding, September 30, 2020	8,445,698	$0.40	5.39	$0
Exercisable, September 30, 2020	8,404,602	$0.40	5.39	$0

Warrants

On March 30, 2020 and on April 23, 2020, in connection with Purchase Agreements with an accredited investor (See Note 6), the Company issued warrants to purchase an aggregate amount up to 288,750 shares of the Company’s common stock (the “Warrants”). The Warrants were exercisable at any time on or after the date of the issuance and entitled this investor to purchase shares of the Company’s common stock for a period of five years from the initial date the warrants become exercisable. Under the terms of the Warrants, the holder was entitled to exercise the Warrants to purchase up to 288,750 shares of the Company’s common stock at an initial exercise price of $0.10, subject to adjustment as detailed in the Warrants. In connection with the issuance of the warrants, on the initial measurement date, the relative fair value of the warrants of $14,498 was recorded as a debt discount and an increase in paid-in capital (See Note 6). In September 2020, in connection with the repayment of the debt, these warrants were cancelled.

During the nine months ended September 30, 2020, the Company issued common shares related to the sale of common stock and issued shares upon the conversion of convertible debt at prices lower than the warrant exercise price of $0.10 and accordingly, the warrant down-round provisions were triggered. As a result, the warrant exercise price was reduced to $0.003 per share. As a result of the trigger of down-round provisions, the Company calculated the difference between the warrants fair value on the date the down round feature was triggered using the current exercise price and the new exercise price. If applicable, a deemed dividend shall be recorded as an increase in accumulated deficit and increase in paid-in capital and increased the net loss to common shareholders by the same amount. Since the fair value of the warrants using the new exercise price was less than the initial fair value amount, no deemed dividend was recorded. In connection with the repayment of the debt, the Company and investor agreed upon a fixed warrant exercise price of $0.01 per share.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Warrant activities for the nine months ended September 30, 2020 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2019	2,050,000	$0.10	-	$-
Granted	288,750	0.10
Cancelled	(288,750)	0.10
Balance Outstanding September 30, 2020	2,050,000	$0.05	3.91	$-
Exercisable, September 30, 2020	2,050,000	$0.05	3.91	$-

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

The aggregate number of shares of common stock and number of shares of the Company’s common stock that may be subject to incentive stock options granted under the 2018 Plan is 50,000,000 shares, of which 11,445,698 shares have been issued or granted under incentive stock options and 23,700,000 shares of restricted stock have been issued as of September 30, 2020. All shares underlying grants are expected to be issued from the Company’s unissued authorized shares available.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. Other than the matter discussed below, as of September 30, 2020, the Company is not involved in any other pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

Roy Duplantier and Sleeping Creek Partners vs. C-Bond Systems LLC; Court Filed: Harris County, Texas, Precinct 7; Small Claims Case Number: 207100033133; Date Filed: January 24, 2020.

On January 24, 2020, Roy Duplantier and Sleeping Creek Partners (“Plaintiff”) filed a Citation (Small Claims Case) against C-Bond Systems LLC. Pursuant to the Small Claims Case, the Plaintiff demanded $10,000 for unpaid commissions and damages. On August 11, 2020, the lawsuit was adjudicated in favor of the Company.

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
September 30, 2020
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

Licensing Agreement

Pursuant to an agreement dated April 8, 2016, between the Company and Rice University, Rice University has granted a non-exclusive license to the Company, in nanotube-based surface treatment for strengthening glass and related materials under Rice’s intellectual property rights, to use, make, distribute, offer and sell the licensed products specified in the agreement. In consideration for which, the Company had to pay a one-time non-refundable license fee of $10,000 and royalty payments of 5% of net sales of the licensed products during the term of the agreement and a sell-off period of 180 days from termination, In addition, the Company is required to pay for the maintenance of the patents, This agreement will continue until the expiration of the last to expire of the licensed property rights, unless terminated earlier in accordance with the terms of the agreement. There have been no royalty payments paid or due through September 30, 2020.

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
September 30, 2020
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

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and the Company’s business is uncertain. As of November 16, 2020, the Company’s facilities are open. However, the Company has seen a material decrease in sales from its international customers as a result of the unprecedented public health crisis from the COVID-19 pandemic and a decrease in domestic sales due to a decrease in business spending on discretionary items. As a result, the Company’s international customers have delayed the ordering of products and have delayed payment of balances due to the Company. Accordingly, the Company anticipates that there will be an impact on its operations. The Company cannot estimate the duration of the pandemic and potential impact on its business if customer’s business remains closed or if customers are otherwise unable or unwilling to make payments to the Company. In addition, a severe or prolonged economic downturn could result in a variety of risks to the Company’s business, including weakened demand for its products and a decreased ability to raise additional capital when needed on acceptable terms, if at all. At this time, the Company is unable to estimate the impact of this event on its operations.

NOTE 11 – CONCENTRATIONS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits.

The Company places its cash in banks at levels that, at times, may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of September 30, 2020 and December 31, 2019. The Company has not experienced any losses in such accounts through September 30, 2020.

Geographic Concentrations of Sales

For the nine months ended September 30, 2020 and 2019, all sales were in the United States. No other geographical area accounted for any sales during the nine months ended September 30, 2020 and 2019.

Customer Concentrations

For the nine months ended September 30, 2020, one customer accounted for approximately 24.0% of total sales. For the nine months ended September 30, 2019, one customer accounted for approximately 20.1% of total sales. A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition. At September 30, 2020, three customers accounted for 77.5% of the total accounts receivable balance.

Vendor Concentrations

Generally, the Company purchases substantially all of its inventory from three suppliers. The loss of these suppliers may have a material adverse effect on the Company’s consolidated results of operations and financial condition. However, the Company believes that, if necessary, alternate vendors could supply similar products in adequate quantities to avoid material disruptions to operations.

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
September 30, 2020
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

Transaction Price

The Company agrees with its customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances and freight. In the Company’s contracts with customers, the Company allocates the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Returns of the Company’s product by its customers are permitted only when the product is not to specification and were not material for the nine months ended September 30, 2020 and 2019. Any sales tax, value added tax, and other tax the Company collects concurrently with its revenue-producing activities are excluded from revenue.

Revenue Disaggregation

The Company tracks its revenue by product. The following table summarizes our revenue by product for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended September 30,
	2020	2019
C-Bond Secure multi-purpose and BRS ballistic resistant glass protection systems	$116,388	$300,501
C-Bond Nanoshield solution sales	90,028	89,381
Disinfection products	134,989	-
Installation and other services	4,892	10,409
Freight and delivery	10,473	15,887
Total	$356,770	$416,178

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

During the nine months ended September 30, 2020 and 2019, in connection with its operating leases, the Company recorded rent expense of $69,260 and $75,434, respectively, which is expensed during the period and included in operating expenses on the accompanying condensed consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability in October 2019 was a discount rate of 12% which was based on the Company’s estimated incremental borrowing rate.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

At September 30, 2020 and December 31, 2019, right-of-use asset (“ROU”) is summarized as follows:

	September 30, 2020	December 31, 2019
Office leases right of use assets	$74,296	$74,296
Less: accumulated amortization	(39,979)	(4,488)
Balance of ROU assets	$34,317	$69,808

At September 30, 2020 and December 31, 2019, operating lease liabilities related to the ROU assets are summarized as follows:

	September 30, 2020	December 31, 2019
Lease liabilities related to office leases right of use assets	$34,762	$69,852
Less: current portion of lease liabilities	(34,762)	(47,636)
Lease liabilities – long-term	$-	$22,216

At September 30, 2020, future minimum base lease payments due under non-cancelable operating leases are as follows:

Amount
Year Ended June 30, 2021	$36,352
Total minimum non-cancelable operating lease payments	36,352
Less: discount to fair value	(1,590)
Total lease liability at September 30, 2020	$34,762

NOTE 14 – SUBSEQUENT EVENT

On October 6, 2020, the Company entered into a settlement agreement related to the termination of a previous investor relations agreement. In connection with this settlement agreement, the Company issued 1,275,000 restricted common shares of the Company to this consultant. These shares were valued at $10,200, or $0.008 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with this settlement agreement, the Company recorded stock-based consulting fees of $10,200.

On October 7, 2020, the Company entered into a six-month consulting agreement for investor relations services to be rendered. In connection with this consulting agreement, the Company issued 9,000,000 restricted common shares of the Company to this consultant. These shares were valued at $76,500, or $0.0085 per common share, based on the quoted closing price of the Company’s common stock on the measurement date and will be amortized into stock-based consulting fees over the term of the agreement.

On October 9, 2020, the Company issued 500,000 shares of its common stock for strategic consulting services to be rendered. These shares were valued at $6,000, or $0.012 per common share, based on the quoted closing price of the Company’s common stock on the measurement date.

On October 20, 2020, the Company entered into a subscription agreement with an existing accredited investor whereby the investor agreed to purchase 2,000 shares of the Company’s Series C Preferred Stock for $200,000, or $100.00 per share.

On November 9, 2020, the Company closed a subscription agreement with an existing accredited investor whereby the investor agreed to purchase 2,500 shares of the Company’s Series C Preferred Stock for $250,000, or $100.00 per share.

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

To date, we have filed, licensed and/or acquired a total of 23 individual patents and patent applications spanning core and strategic nano-technology applications and processes. Our intellectual property portfolio was recently valued at $33.7 million by a leading, independent, global intellectual property valuation firm. The IP valuation firm’s review covered the valuation of our intangible assets including our developed technology, trade name, customer relationships, and assembled workforce, and the Company’s determination of the fair value or other amounts of any assets and liabilities including current assets, real property, personal property, and current liabilities. Our developed technology includes C-Bond NanoShield, C-Bond Secure, and C-Bond BRS. The valuation firm also reviewed historical and projected financial information for the Company giving consideration to general economic and industry trends.

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

On May 20, 2020, we entered into a two-year Distributor Agreement with an entity where we were appointed as a distributor to exclusively sell MB-10 Disinfectant Tablets for use in certain markets. MB-10 Disinfectant Tablets are the most convenient way yet to deliver the benefits of chlorine dioxide to hygiene or biosafety programs. MB-10 disinfectant tablets have one of the broadest, most complete EPA registration labels on the market. It is a safe, easy and effective way to disinfect a vehicle’s interior using an EPA registered disinfectant (Reg No.70060-19-46269) included on List N for use against human coronavirus SARS-CoV-2. Proven effective against emerging viral pathogens, including enveloped and large and small non-enveloped viruses. MB-10 provides fast-acting virus and bacteria protection that is safe for all vehicle surfaces including LED screens and electronics without leaving a residue or odor. We were appointed as a distributor to exclusively sell MB-10 Disinfectant Tablets for use in the following markets:

●	Automotive, Trucking, RV, rental agencies (auto and truck), service vehicles (taxi, Uber, Lyft), mass transit (train, buses), golf carts, aviation, train, marine (potential future growth)

●	School facilities and buses

●	Dealerships

●	Global Distribution

●	Service Providers

●	Transportation Detailing.

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

Operating Overview

We are a nanotechnology company and sole owner, developer and manufacturer of the patented C-Bond technology. We are engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality and sustainability of brittle material systems. Our present primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally. The Company operates in two divisions: C-Bond Transportation Solutions, which sells a windshield strengthening water repellant solution as well as a disinfection product and C-Bond Safety Solutions, which sells multi-purpose glass strengthening primer and window film mounting solutions (“C-Bond Secure”), ballistic resistant film systems (C-Bond BRS”) and disinfection products. The C-Bond technology enables ordinary glass to dissipate energy by permeating the glass surface and detecting microscopic flaws and defects that are randomly distributed all over the glass surface. C-Bond’s unique qualities then work to locate and repair the identified surface imperfections that weaken the glass composite structure and ultimately act as failure initiators. The C-Bond formula is engineered to maintain original glass design integrity while increasing the mechanical performance properties of the glass unit. As a result of the Covid-19 pandemic we created partnerships to distribute disinfection related products which we began to sell in the second quarter of 2020.

Revenue is generated by the sale of products through distributors and directly to dealers. C-Bond NanoShield and disinfection sales are generated through large distribution channels. Sales of C-Bond Secure are made to window film dealers who offer the product as an upsell during installation. Revenue is generated from the sale of C-Bond BRS on a project basis. C-Bond BRS is specified into project plans providing authorized installers a competitive advantage.

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

Going Concern

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, we had a net loss and cash used in operations of $2,619,752 and $1,132,842 for the nine months ended September 30, 2020, respectively. Additionally, we had an accumulated deficit, stockholders’ deficit, and working capital deficit of $42,622,562, $2,718,413 and $1,979,419 at September 30, 2020. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. If we are unable to raise additional capital or secure additional lending in the near future to fund our business plan, management expects that we will need to curtail our operations. Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. We are monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. As of May 14, 2020, our facilities are open. However, we have seen a material decrease in sales from our international customers as a result of the unprecedented public health crisis from the COVID-19 pandemic and a decrease in domestic sales due to a decrease in business spending on discretionary items. As a result, our international customers have delayed the ordering of products and have delayed payment of balances due to us. Accordingly, we anticipate that there will be an impact on our operations. We cannot estimate the duration of the pandemic and potential impact on our business if customer’s business remains closed or if customers are otherwise unable or unwilling to make payments to us. In addition, a severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and a decreased ability to raise additional capital when needed on acceptable terms, if at all. At this time, the Company is unable to estimate the impact of this event on its operations.

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the three and nine months ended September 30, 2020 and 2019, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three and nine months ended September 30, 2020 and 2019.

Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019:

Sales

For the three months ended September 30, 2020, sales amounted to $252,940 as compared to $171,383 for the three months ended September 30, 2019, an increase of $81,557, or 47.6%. The increase was primarily attributable to an increase in the sale of disinfection products of $116,851 and an increase in C-Bond Nanoshield solution sales of $34,294, offset by a decrease in sales of C-Bond ballistic resistant glass protection systems and C-Bond Secure window film application solution of $68,655, and a decrease in installation and freight and delivery revenue of $933. The decrease in sales of C-Bond ballistic resistant glass protection systems and C-Bond Secure window film application solution was primarily due to a decrease in both domestic and international sales resulting from the shutdown of economies caused by COVID-19. These decreases were offset by the sale of disinfection products which consisted primarily of hand sanitizer. and MB-10 tablets and related products.

For the nine months ended September, 2020, sales amounted to $356,770 as compared to $416,178 for the nine months ended September 30, 2019, a decrease of $59,408, or 14.8%. This decrease was primarily attributable to a decrease in sales of C-Bond ballistic resistant glass protection systems and C-Bond Secure window film solution of $184,113, and a decrease in installation and freight and delivery revenue of $10,931, offset by an increase in C-Bond Nanoshield solution sales of $647 and an increase in the sale of disinfection products of $134,989 in our new C-Bond Safety Solutions division. The decrease in sales of C-Bond ballistic resistant glass protection systems and C-Bond multi-purpose glass protection system was primarily due to a decrease in both domestic and international sales resulting from the shutdown of economies caused by COVID-19. These decreases were offset by the sale of disinfection products which consisted primarily of hand sanitizer and MB-10 tablets and related products.

Cost of Goods Sold

Cost of goods sold is comprised primarily of cost of raw materials and finished inventory sold, packaging costs, and warranty costs.

For the three months ended September 30, 2020, cost of sales amounted to $65,638 as compared to $30,230 for the three months ended September 30, 2019, an increase of $35,408, or 117.1%. The increase in cost of sales was primarily due to an increase in cost of sales related to disinfection products and an increase in C-Bond Nanoshield solution, offset by a decrease in sales of C-Bond ballistic resistant glass protection systems and C-Bond Secure window film application solution.

For the nine months ended September 30, 2020, cost of sales amounted to $106,307 as compared to $86,367 for the nine months ended September 30, 2019, an increase of $19,940, or 23.1%. The increase in cost of sales was primarily due to a decrease in sales of C-Bond ballistic resistant glass protection systems and C-Bond Secure window film application solution, offset by an increase in cost of sales related to disinfection products.

Gross Profit

For the three months ended September 30, 2020, gross profit amounted to $187,302, or 74.0% of sales, as compared to $141,153, or 82.4% of sales, for the three months ended September 30, 2019, an increase of $46,169, or 32.7%. This increase in gross profits is primarily the result of an increase in the sales of disinfection products offset by a reduction in C-Bond BRS sales and an implemented price decrease on C-Bond Secure window film application solution. Additionally, we recognize a lower gross profit margin on disinfection products as compared to C-Bond BRS and C-Bond Secure products.

For the nine months ended September 30, 2020, gross profit amounted to $250,463, or 70.2% of sales, as compared to $329,811, or 79.3% of sales, for the nine months ended September 30, 2019, a decrease of $79,348, or 24.1%. This decrease in gross profits is primarily the result lower gross recognized on the reduction in sales of C-Bond BRS sales and an implemented price decrease on C-Bond Secure window film application solution.

Operating Expenses

For the three months ended September 30, 2020, operating expenses amounted to $852,760 as compared to $1,534,401 for the three months ended September 30, 2019, a decrease of $681,641, or 44.4%. For the nine months ended September 30, 2020, operating expenses amounted to $2,932,868 as compared to $5,632,121 for the nine months ended September 30, 2019, a decrease of $2,699,253, or 47.9%.

For the three and nine months ended September 30, 2020 and 2019, operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Compensation and related benefits, including stock-based compensation charges	$628,701	$1,252,366	$2,234,525	$4,573,248
Research and development	9,868	3,525	14,597	23,925
Professional fees	117,065	171,882	404,145	681,986
General and administrative expenses	97,126	106,628	279,601	352,962
Total	$852,760	$1,534,401	$2,932,868	$5,632,121

Compensation and Related Benefits

●	For the three months ended September 30, 2020, compensation and related benefits decreased by $623,665, or 49.8%, as compared to the three months ended September 30, 2019. This decrease was primarily due to a decrease in stock-based compensation of $640,700, offset by an increase in compensation to executive officers and employees during the three months ended September 30, 2020 of $17,035. During the three months ended September 30, 2020 and 2019, stock-based compensation related to the accretion of stock-option expense and other stock-based compensation amounted to $272,648 and $913,348, respectively, a decrease of $640,700.

●	For the nine months ended September 30, 2020, compensation and related benefits decreased by $2,338,723, or 51.1%, as compared to the nine months ended September 30, 2019. This decrease was primarily due to a decrease in stock-based compensation of $2,449,672 and a decrease in compensation of $169,051, offset by an increase in compensation related to a 2020 bonus accrued to executive officers and employees during the nine months ended September 30, 2020 of $280,000. During the nine months ended September 30, 2020 and 2019, stock-based compensation related to the accretion of stock-option expense and other stock-based compensation amounted to $942,850 and $3,392,522, respectively, a decrease of $2,449,672.

Research and Development

Research and development expenses consist primarily of contracted development services, third party testing laboratories, materials used and allocated overhead expenses.

●	For the three months ended September 30, 2020, research and development expense increased by $6,343, or 180.0%, as compared to the three months ended September 30, 2019. The increase in research and development expense is primarily related to an increase in use of contracted development services related to product testing.

●	For the nine months ended September 30, 2020, research and development expense decreased by $9,328, or 39.0%, as compared to the nine months ended September 30, 2019. The decrease in research and development expense is primarily related to a decrease in use of contracted development services due a lack of working capital and business impacted by the COVID-19 global pandemic.

We believe continued investment is important to attaining our strategic objectives and expect research and development expenses to increase in the foreseeable future, if working capital is available.

Professional Fees

●	For the three months ended September 30, 2020, professional fees decreased by $54,817, or 31.9%, as compared to the three months ended September 30, 2019. This decrease primarily related to a decrease in consulting fees of $91,321, offset by an increase in investor relations fees of $35,162 and an increase in legal fees of $1,056.

●	For the nine months ended September 30, 2020, professional fees decreased by $277,841, or 40.7%, as compared to the nine months ended September 30, 2019. This decrease primarily related to a decrease in legal fees of $62,626 and a decrease in consulting fees of $330,847, offset by an increase in investor relations fees of $110,197.

General and Administrative

General and administrative expenses consist primarily of rent, insurance, depreciation expense, sale and marketing, delivery and freight, travel and entertainment, and other office expenses.

●	For the three months ended September 30, 2020, general and administrative expenses decreased by $9,502, or 8.9%, as compared to the three months ended September 30, 2019. This decrease was attributable to a decrease in travel and advertising and marketing expenses.

●	For the nine months ended September 30, 2020, general and administrative expenses decreased by $73,361, or 20.8%, as compared to the nine months ended September 30, 2019. This decrease was attributable to a decrease in travel and advertising and marketing expenses.

We expect our general and administrative expenses to increase due to the anticipated growth of our business and as the economy emerges from the pandemic.

Loss from Operations

For the three months ended September 30, 2020, loss from operations decreased by $727,790, or 52.2%, as compared to the three months ended September 30, 2019.

For the nine months ended September 30, 2020, loss from operations decreased by $2,619,905, or 49.4%, as compared to the nine months ended September 30, 2019.

Other Income (Expenses), net

For the three months ended September 30, 2020, other income, net amounted to $1,145,854 as compared to other expenses, net of $(408,417) for the three months ended September 30, 2019, a positive change of $1,554,271, or 380.6%. This change was due to a change in derivative income (expense) of $1,034,410 attributable to the recording of or extinguishment of derivative liabilities related to convertible debt and by the recording of a gain from debt extinguishment of $736,406 related to the conversion of convertible debt, offset by an increase in interest expense of $216,545 related to the amortization of debt discount, an increase in interest-bearing debt, and an increase in interest expense related to accretion of debt discount related to Series A preferred shares.

For the nine months ended September 30, 2020, other income, net amounted to $62,653 as compared to other expenses, net of $(521,056) for the nine months ended September 30, 2019, a positive change of $583,709, or 112.0%. This change was due to a decrease in derivative expense of $290,382 attributable to the recording of or extinguishment of derivative liabilities related to convertible debt and by the recording of a gain from debt extinguishment of $846,814 related to the conversion of convertible debt and the settlement of accounts payable, offset by an increase in interest expense of $561,487 related to the amortization of debt discount, an increase in interest-bearing debt, and an increase in interest expense related to accretion of debt discount related to Series A preferred shares.

Net Income (Loss)

For the three months ended September 30, 2020, net income amounted to $480,396, or $0.00 per common share (basic and diluted), as compared to a net loss of $(1,801,665), or $(0.02) per common share (basic and diluted), for the three months ended September 30, 2019, a positive change of $2,282,061. This positive change was primarily attributable to an increase in gross profit, a decrease in operating expenses, and an increase in other income, net as discussed above.

For the nine months ended September 30, 2020, net loss amounted to $2,619,752, or $(0.02) per common share (basic and diluted), as compared to $5,823,366, or $(0.07) per common share (basic and diluted), for the nine months ended September 30, 2019, a decrease of $3,203,614. The decrease in net loss was primarily attributable to a decrease in operating expenses and a decrease in other expenses as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $173,592 and $77,211 as of September 30, 2020 and December 31, 2020, respectively.

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

During the nine months ended September 30, 2020, the Company entered into Series A Preferred Stock Purchase Agreements with an accredited investor whereby the investor agreed to purchase an aggregate of 154,800 unregistered shares of the Company’s Series A Preferred stock, par value $0.10 for $129,000, or $0.833 per share. During the nine months ended September, 2020, the Company received cash proceeds of $120,000, net of fees of $9,000. During the nine months ended September 30, 2020, the Company issued 16,132,701 shares its common stock upon the conversion of 211,200 shares of Series A preferred with a stated redemption value of $211,200 and related accrued dividends payable of $4,224. The conversion price was based on contractual terms of the related Series A preferred shares. Additionally, on August 24, 2020, we settled with the investor and redeemed the remaining 103,200 Series A preferred shares for a cash payment of $117.047 which included the redemption of stated value of $103,200, accrued dividends of $1,562, and redemption penalties of $12,285 which was included in interest expense on the accompanying condensed consolidated statement of operations.

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

During the nine months ended September 30, 2020, the Company issued 37,171,800 shares of its common stock upon the conversion of convertible notes with bifurcated embedded conversion option derivatives including principal of $152,285, accrued interest of $36,244, and fees of $2,500. The conversion price was based on contractual terms of the related debt. Additionally, we repaid principal of $393,215 and accrued interest of $15,917.

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

In connection with subscription agreements dated July 2, 2020, we received cash proceeds of $280,000 from investors for the purchase of 21,538,462 shares of the Company’s common stock at $0.013 per share.

During August and September 2020, we entered into subscription agreements with an accredited investor whereby the investor agreed to purchase an aggregate of purchase 6,300 shares of the Company’s Series C Convertible Preferred Stock for $630,000, or $100.00 per share (the “Stated Value”), which were used to pay off various discounted convertible instruments and redeem Series A preferred stock.

Additional cash liquidity is generated from product sales. However, to date, we are not profitable, and we cannot provide any assurances that we will be profitable. We believe that our existing cash and cash equivalents will not be sufficient to fund our current operating plans.

Cash Flows

For the Nine Months Ended September 30, 2020 and 2019:

The following table shows a summary of our cash flows for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(1,132,842)	$(909,935)
Net cash provided by financing activities	$1,229,223	$882,855
Net increase (decrease) in cash	$96,381	$(27,080)
Cash - beginning of the period	$77,211	$128,567
Cash - end of the period	$173,592	$101,487

Net Cash Provided by Operating Activities:

Net cash flow used in operating activities was $1,132,842 for the nine months ended September 30, 2020 as compared to net cash flow used in operating activities of $909,935 for the nine months ended September 30, 2019, an increase of $222,907.

Net cash flow used in operating activities for the nine months ended September 30, 2020 primarily reflected a net loss of $2,619,752, which was then adjusted for the add-back (deduction) of non-cash items primarily consisting of depreciation and amortization of $11,141, stock-based compensation expense of $942,850, stock-based professional fees of $69,917, non-cash interest expense related to a put premium on convertible debt of $47,405, derivative expense of $90,623, accretion of preferred share stated value to interest expense of $52,400, bad debt expense of $19,400, non-cash gain on debt extinguishment of $(877,823), and the amortization of debt discount to interest expense of $424,001, and changes in operating assets and liabilities consisting primarily of a decrease in accounts receivable of $60,079, an increase in accounts payable of $55,721, an increase in accrued expenses of $88,771, and an increase in accrued compensation of $518,736, offset by an increase in inventory of $27,985. On our condensed consolidated statement of cash flows for the six months ended June 30, 2020, we reflected an increase in inventory and accounts payable of $131,500 related to the purchase of inventory from one vendor. During the three months ended September 30, 2020, we cancelled this purchase and accordingly, our inventory and accounts payable balance decreased by $131,500.

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

Net Cash Provided by Financing Activities:

Net cash provided by financing activities was $1,229,223 for the nine months ended September 30, 2020 as compared to $882,855 for the nine months ended September 30, 2019.

During the nine months ended September 30, 2020, we received net proceeds from the sale of common stock of $721,000, proceeds from the sale of Series A preferred shares of $120,000, proceeds from convertible notes payable of $100,000, proceeds from the sale of Series C preferred shares of $630,000, and proceeds from note payable of $156,200, offset by the repayment of convertible notes payable of $393,215 and the redemption of Series A preferred shares of $104,762.

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

As of September 30, 2020, we determined that there was substantial doubt about our ability to maintain operations as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We will seek to raise capital through additional debt and/or equity financings to fund operations in the future. Although we have historically raised capital from sales of common shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that the company will need to curtail its operations. Our unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

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

The following tables summarize our contractual obligations as of September 30, 2020, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Notes payable – related party	$400,000	$400,000	$-	$-	$-
Interest on notes payable– related party	130,000	130,000	-	-	-
Note payable	156,200	94,917	61,283	-	-
Operating lease gross base rent	36,352	36,352	-	-	-
Total	$722,552	$661,269	$61,283	$-	$-

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2020, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	On July 1, 2020, we entered into a six-month consulting agreement with an entity for strategic consulting services. In connection with this consulting agreement, we issued 500,000 restricted common shares of the Company to the consultant. These shares vest immediately. These shares were valued at $6,500, or $0.013 per common share, based on contemporaneous common share sales by the Company.

2.	In connection with subscription agreements dated July 2, 2020, we received cash proceeds of $280,000 from investors for the purchase of 21,538,462 shares of the Company’s common stock at $0.013 per share.

3.	On July 15, 2020, we issued 7,500,000 shares of our common stock upon the conversion of principal of $23,551, accrued interest of $2,449, and fees of $250. The conversion price was based on contractual terms of the related debt.

4.	On July 16, 2020, we issued 1,561,224 shares of our common stock upon the conversion of 15,000 shares of Series A preferred with a stated redemption value of $15,000 and related accrued dividends payable of $300.

5.	On July 20, 2020, we issued 1,800,000 shares of our common stock upon the conversion of 15,000 shares of Series A preferred with a stated redemption value of $15,000 and related accrued dividends payable of $300.

6.	On July 22, 2020, we issued 1,936,709 shares of our common stock upon the conversion of 15,000 shares of Series A preferred with a stated redemption value of $15,000 and related accrued dividends payable of $300.

7.	On July 24, 2020, we issued 852,152 shares of our common stock upon the conversion of 6,600 shares of Series A preferred with a stated redemption value of $6,600 and related accrued dividends payable of $132. The conversion price was based on contractual terms of the related Series A preferred shares.

8.	On August 5, 2020, we issued 7,500,000 shares our common stock upon the conversion of principal of $27,656, accrued interest of $2,094, and fees of $250. The conversion price was based on contractual terms of the related debt.

9.	On August 20, 2020, we issued 2,700 shares of Series C preferred shares for cash proceeds of $270,000.

10.	On September 9, 2020, we issued 3,600 shares of Series C preferred shares for cash proceeds of $360,000.

11.	On September 16, 2020, we issued 8,896,800 shares our common stock upon the conversion of principal of $26,829, accrued interest of $3,615, and fees of $250. The conversion price was based on contractual terms of the related debt.

The above securities were issued in reliance upon the exemptions provided by Section 4(a) (2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2019, we were in default of certain requirements under a Loan Agreement with a principal amount of $400,000, including not meeting the requirement regarding minimum asset amount as defined therein. Upon the occurrence of such event of defaults, the Lender may, at its option and in accordance with the Loan Agreement, declare all obligations immediately due and payable, however, as of the date of this Report, the Lender has not made any such declaration. As of September 30, 2020 and as of the date of this report, we are in default on monthly interest payments of $130,093.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2020, File No.: 000-53029).
3.2	Certificate of Elimination of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2020, File No.: 000-53029).
4.1	Convertible Promissory Note, dated March 30, 2020, with Investor (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2020, File No.: 000-53029).
4.2	Form of Common Stock Purchase Warrant dated March 30, 2020 between C-Bond and Investor (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2020, File No.: 000-53029).
10.1	Form of Securities Purchase Agreement, dated March 26, 2020, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2020, File No.: 000-53029).
10.2	Form of Securities Purchase Agreement, dated March 30, 2020, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2020, File No.: 000-53029).
10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2020, File No.: 000-53029).
10.4	Form of Subscription Agreement, dated August 20, 2020, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2020, File No.: 000-53029).
10.5	Form of Subscription Agreement, dated September 8. 2020, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 11, 2020, File No.: 000-53029).
10.6	Form of Subscription Agreement, dated October 20. 2020, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 23, 2020, File No.: 000-53029).
10.7*	Form of Subscription Agreement, dated November 6, 2020, between C-Bond Systems, Inc., and Investor
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C-BOND SYSTEMS, INC.

Dated: November 16, 2020	By:	/s/ Scott R. Silverman
Scott R. Silverman
Chief Executive Officer (Principal Executive Officer)

Dated: November 16, 2020	By:	/s/ Vincent J. Pugliese
Vincent J. Pugliese
Chief Financial Officer (Principal Financial Officer)