Form 10-K
period 2020-12-31
C-Bond Systems, Inc
filed 2021-04-14
CIK 1421636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-53029

C-BOND SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Colorado	26-1315585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6035 South Loop East, Houston, TX	77033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (832) 649-5658

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing price of $0.012 per share of common stock as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), was $1,317,490.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 237,049,741 shares of common stock are issued and outstanding as of April 12, 2021.

Documents Incorporated by Reference

None

C-BOND SYSTEMS, INC.

FORM 10-K

December 31, 2020

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

As used in this Report and unless otherwise indicated, the terms “C-Bond Systems, Inc.,” “Company,” “we,” “us,” or “our” refer to C-Bond Systems, Inc. and its wholly owned subsidiaries, C-Bond Systems, LLC; C-Bond R&D Solutions, LLC; C-Bond Industrial Solutions, LLC; and C-Bond Security Solutions, LLC, as the context may require.

Overview

We are a nanotechnology company and the sole owner, developer and manufacturer of the patented C-Bond technology.  We are engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality and sustainability of brittle material systems. Our present primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally. We operate in two divisions: C-Bond Transportation Solutions, which sells a windshield strengthening water repellent solution as well as a disinfection product, and C-Bond Safety Solutions, which sells multi-purpose glass strengthening primer and window film mounting solutions (“C-Bond Secure”), ballistic-resistant film systems (C-Bond BRS”) and disinfection products.

The C-Bond technology enables ordinary glass to dissipate energy by permeating the glass surface and detecting microscopic flaws and defects that are randomly distributed all over the glass surface. C-Bond’s unique qualities then work to locate and repair the identified surface imperfections that weaken the glass composite structure and ultimately act as failure initiators. The C-Bond formula is engineered to maintain original glass design integrity while increasing the mechanical performance properties of the glass unit. As a result of the COVID-19 pandemic we created partnerships to distribute disinfection related products, which we began to sell in the second quarter of 2020.

Our Business

Product and Service Offerings

C-Bond’s current products are patented, low-cost technologies that significantly increase the mechanical performance of glass. We have implemented the following product structure integrating a “new strategic product platform” that has enhanced performance capabilities and market reach with a “legacy product platform” that is still generating incremental revenue and earnings.

New Strategic Product Platforms

C-Bond Transportation Windshield Performance Solution

C-Bond nanoShield™ is a patented, nanotechnology, windshield glass strengthening and hydrophobic (water repellent) all-in-one performance system. It is designed to improve windshield safety and performance by increasing windshield chip and crack resistance and improving windshield visibility in wet weather conditions to provide extended driver reaction time.  We believe that C-Bond nanoShield is unique in the market and that the product has no direct competitors. With C-Bond nanoShield, we intend to create new markets and channels in the aftermarket automotive windshield segment, including fleets, automotive dealers, and service providers.

Disinfectant Products

On May 20, 2020, we entered into a two-year Distributor Agreement with an entity where we were appointed as a distributor to exclusively sell MB-10 Disinfectant Tablets for use in certain markets. MB-10 Disinfectant Tablets are the most convenient way yet to deliver the benefits of chlorine dioxide to hygiene or biosafety programs. MB-10 disinfectant tablets have one of the broadest, most complete EPA registration labels on the market. It is a safe, easy and effective way to disinfect a vehicle’s interior using an EPA registered disinfectant (Reg No.70060-19-46269) included on List N for use against human coronavirus SARS-CoV-2. It is proven effective against emerging viral pathogens, including enveloped and large and small non-enveloped viruses. MB-10 Tablets provide fast-acting virus and bacteria protection that is safe for all vehicle surfaces including LED screens and electronics without leaving a residue or odor. We were appointed as a distributor to exclusively sell MB-10 Disinfectant Tablets for use in the following markets:

●	Automotive, Trucking, RV, rental agencies (auto and truck), service vehicles (taxi, Uber, Lyft), mass transit (train, buses), golf carts, aviation, train, marine (potential future growth)

●	School facilities and buses

●	Dealerships

●	Global Distribution

●	Service Providers

●	Transportation Detailing.

Legacy Product Platform

C-Bond Secure Strengthening Primer and Window Film Mounting Solution

C-Bond Secure (formerly known as C-Bond I) is a patented, non-toxic, water-based nanotechnology solution designed to significantly increase the strength of glass and improve the performance properties of window film-to-glass products. C-Bond Secure improves the performance of window film-to-glass products by reducing glass breakage from impact and stress environments, and fills the capillary voids on the glass surface preventing the trapping of moisture and impurities that impede cure time and adhesion between the glass and any succeeding window film product. This is important because when glass does break, this nanotechnology improves the chances that no large shards/pieces will escape the immediate area of the glass surface and result in serious laceration or personal injury.  C-Bond Secure has been tested against untreated glass by third-party laboratories and shown to outperform untreated glass in this capacity.  C-Bond Secure faces market competition from basic soap and water products (such as baby shampoo and dishwashing soap) as the recognized industry standard window film application solution, which we believe provide no structural benefits and are designed to wash hair and dishes, respectively. C-Bond Secure increases overall glass strength, improves window film product performance, and can be used in conjunction with any manufacturer’s film product.

C-Bond BRS (Ballistic Resistant Film System)

C-Bond BRS is a patented, nanotechnology Ballistic-Resistant Film System that increases the structural integrity of glass and provides National Institute of Justice (NIJ) Level I, Level II and Underwriter Laboratories (UL) 752 ballistic-resistant protection. C-Bond BRS includes a specified glass thickness and glass type, the C-Bond window film mounting solution to improve the glass mechanical strength, and the C-Bond window film product. This product is targeted to police, fire, emergency services, media outlets, schools, airports, and mass transit government buildings due to the utility of ballistic-resistant glass protection in their respective fields. The C-Bond BRS system seeks to combine simplicity and affordability with a one-way capability (the ability to shoot-out but prevent shooting in) ballistic protection compared to other costlier ballistic resistant material (polycarbonate and glass laminate) products.

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

C-Bond Authorized Distributor Network

On April 1, 2016, we officially launched our Authorized Distributor Program focused on channeling distribution agreements with industry specific business-to-business and original equipment manufacturing customers to develop a global distribution network. This program aims to partner with high quality distributors that can grow revenues and margins. Our present distribution channels span the United States from Florida to Hawaii and consist of 56 distribution channels, including international sales in Mexico, United Kingdom, the Philippines, Australia, India, and the UAE. For the year ended December 31, 2020, three customers accounted for approximately 49.4% of total sales (18.1%, 15.6%, and 15.7%, respectively). For the year ended December 31, 2019, two customers accounted for approximately 25.9% of total sales (13.9% and 12.0%, respectively). year ended December 31, 2020, approximately 49.4% of all sales were in the United States, 18.1% of sales were from one customer based in India, 15.6% of sales were from one customer based in Australia, and 15.7% of sales were from one customer based in the Philippines. For the year ended December 31, 2019, approximately 80% of all sales were in the United States. No other geographical area accounting for more than 10% of total sales during the year ended December 31, 2020 and 2019. A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

Suppliers

Currently, we rely on one main supplier, Madico, Inc., for our window film; one main supplier, Gelest, Inc., for our chemicals; and two suppliers for disinfectant products.  However, we believe that, if necessary, alternate suppliers could be found without material disruption to our business.

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

Pursuant to an agreement dated April 8, 2016, between us and Rice University, Rice University has granted a non-exclusive license to us, in nanotube-based surface treatment for strengthening glass and related materials under Rice’s intellectual property rights, to use, make, distribute, offer and sell the licensed products specified in the agreement. In consideration, we had to pay a one-time non-refundable license fee of $10,000 and royalty payments of 5% of net sales of the licensed products during the term of the agreement and a sell-off period of 180 days from termination. In addition, we are required to pay for the maintenance of the patents.  This agreement will continue until the expiration of the last to expire of the licensed property rights, unless terminated earlier in accordance with the terms of the agreement. To date, no royalties have been due under this agreement.

The “C-Bond™” and “C-Bond nanoShield™” names and logos are registered trademarks issued by the U.S. Patent and Trademark Office.

Research and Development

During the years ended December 31, 2020 and 2019, we incurred research and development costs of $16,627 and $31,057, respectively. These costs were incurred to continue to upgrade C-Bond products.

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

C-Bond Secure Glass Strengthening Primer and Window Film Mounting Solution

C-Bond Secure faces competition from alternative window film mounting products in the market; however, all these products have similar ingredients to a soap and water mix, which we believe provides no structural benefit.  These solutions are used to provide a window film installer the ability to slip or move the film on the surface to which it is applied.  The industry standard solution most commonly used to apply window film products to glass is a mixture containing commonly available baby shampoo or dishwashing soap and water that we believe has the following negative attributes: provides no structural benefits, often bubbles or yellows and scatters light, can only be applied within a limited temperature range, and may require 30 to 120 days of “dry” time to set completely depending on the film thickness.  C-Bond Secure provides the same slip properties while also strengthening the glass and improving film adhesion.

C-Bond BRS

C-Bond BRS faces competition from alternative bulletproof or bullet-resistant glass products in the market. Alternative bulletproof solutions use a polycarbonate or glass laminate materials that are expensive, thick, heavy, often require reframing and retrofit of existing structure and revised building codes, and yellow and discolor over time.  These alternative solutions are often cost prohibitive to cost sensitive customers such as educational and municipal facilities.  C-Bond BRS allows for increased safety and security at an affordable cost.  Most importantly, it provides a deterrent to an intruder and valuable time to secure the facility.

Employees

As of December 31, 2020, we had two full-time employees, and multiple full and part-time employees, including our chief executive officer, who operate as independent contractors of the Company. We have established an extensive network of external partners, contractors, and consultants to outsource to in an effort to minimize administrative overhead and maximize efficiency.

General Company Information

C-Bond Systems, Inc., formerly WestMountain Alternative Energy, Inc. (“WestMountain”), was incorporated in the state of Colorado on November 13, 2007. C-Bond Systems, LLC is a Texas-based limited liability company that was formed in 2013, headquartered in Houston, Texas. On April 25, 2018, WestMountain Energy, WestMountain’s wholly-owned subsidiary, WETM Acquisition Corp., a corporation formed in the State of Colorado on April 18, 2018, (the “Acquisition Sub”), and C-Bond Systems, LLC, entered into an Agreement and Plan of Merger and Reorganization (“Merger Agreement”). Pursuant to the terms of the Merger Agreement, on April 25, 2018, referred to as the Closing Date, the Acquisition Sub merged with and into C-Bond Systems, LLC, which was the surviving corporation and became a wholly-owned subsidiary of WestMountain (the “Merger”). The Merger was effective as of April 26, 2018, upon the filing of a Certificate of Merger with the Secretary of State of the State of Texas. On July 18, 2018, we changed our name to C-Bond Systems, Inc.  Our common stock is currently quoted on the OTC Pink marketplace on a limited basis under the trading symbol “CBNT”. Our principal executive offices are located at 6035 South Loop East, Houston, Texas, 77033. Our website address is http://cbondsystems.com/, and our telephone number is (832) 649-5658. The content of any website of ours is not a part of, or incorporated by reference in, this Report. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). These reports and any other information filed by the Company with the SEC are available free of charge on our website. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

We have incurred substantial net losses since our inception, including net losses of $4,434,443 and $7,240,740 for the years ended December 31, 2020 and 2019, respectively, and these losses may continue. The net cash used in operations was $1,783,027 and $1,313,711 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit, shareholders’ deficit, and working capital deficit of $45,968,839, $3,167,220 and $1,414,268, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital.

Our ability to continue as a going concern will require us to obtain additional financing to fund our current operations, which may be unavailable on attractive terms, if at all.

As of December 31, 2020, our recurring operating losses, cash used in operations and our current operating plans raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Our ability to continue as a going concern will require us to obtain additional financing to fund our current operating plans. We believe that our existing cash and cash equivalents will not be sufficient to fund our current operating plans. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development efforts and commercialization efforts.

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

We are an early-stage company. That makes predicting the timing or the amount of revenues that we will receive from the sale, or license, of our products very difficult. Any delay in the development and acceptance of one or more of our products, could result in significant delays in the realization of revenues, the need to raise additional capital through the issuance of additional equity or debt securities sooner than we intend, and may allow competitors to reach certain of such markets with products before we do. In view of the emerging nature of the technology involved in certain of these markets, and the attendant uncertainty as to whether our products will achieve meaningful commercial acceptance, if at all, there can be no assurance that we will realize revenues sufficient to achieve profitability.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting annually. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Management concluded that our internal controls and procedures as of December 31, 2020 were not effective, see “We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in a material misstatement in our financial statement.” below. In the future, we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Failure to comply, or any adverse results from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we will be able to conclude that our internal control over financial reporting is effective at fiscal year-end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters and manufacturing facility is located in an 8,385 square foot facility in Houston, Texas at 6035 South Loop East, Houston. The lease on the Houston facility expires on May 31, 2021.

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

Quarter Ended	High	Low
December 31, 2020	$0.12	$0.007
September 30, 2020	$0.02	$0.007
June 30, 2020	$0.14	$0.006
March 31, 2020	$0.18	$0.03

December 31, 2019	$0.15	$0.04
September 30, 2019	$0.22	$0.03
June 30, 2019	$0.20	$0.06
March 31, 2019	$0.70	$0.08

Holders of Common Stock

As of April 12, 2021, there were approximately 195 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Securities Authorized for Issuance under Equity Compensation Plans

See “Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information concerning our equity compensation plans as of December 31, 2020.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2020, we entered into subscription agreements with an accredited investor whereby the investor agreed to purchase an aggregate of 7,000 shares of the Company’s Series C Convertible Preferred Stock for $700,000, or $100.00 per share (the “Stated Value”), which proceeds were used for working capital purposes.

On October 1, 2020, we entered into a patent expense reimbursement agreement. In connection with this agreement, we issued 25,000 restricted common shares of the Company to this entity. These shares were valued at $275, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date.

On October 6, 2020, we entered into a settlement agreement related to the termination of a previous investor relations agreement. In connection with this settlement agreement, we issued 1,275,000 restricted common shares of the Company to this consultant. These shares were valued at $10,200, or $0.008 per common share, based on the quoted closing price of the Company’s common stock on the measurement date.

On October 7, 2020, we entered into a six-month consulting agreement for investor relations services to be rendered. In connection with this consulting agreement, we issued 9,000,000 restricted common shares of the Company to this consultant. These shares were valued at $76,500, or $0.0085 per common share, based on the quoted closing price of the Company’s common stock on the measurement date.

On October 9, 2020, we issued 500,000 shares of our common stock for strategic consulting services to be rendered. These shares were valued at $6,000, or $0.012 per common share, based on the quoted closing price of the Company’s common stock on the measurement date.

On December 18, 2020, we issued an aggregate of 547,945 shares upon conversion of an accrued deferred compensation liability of $8,000. The fair market value of these shares of $12,603, $0.023 per share, was based on quoted closing price on the date of grant.

On December 21, 2020, the Board of Directors of the Company agreed to satisfy $318,970 of accrued compensation owed to its directors and executive officers (collectively, the “Management”) through a Liability Reduction Plan (the “Plan”). Under this Plan, Management agreed to accept 319 shares of the Company’s Series B convertible preferred stock in settlement of accrued compensation.

In connection with a subscription agreement dated December 31, 2020, we received cash proceeds of $100,000 from an investor for the purchase of 1,851,852 shares of the Company’s common stock at $0.054 per share.

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

On May 20, 2020, we entered into a two-year Distributor Agreement with an entity where we were appointed as a distributor to exclusively sell MB-10 Disinfectant Tablets for use in certain markets. MB-10 Disinfectant Tablets are the most convenient way yet to deliver the benefits of chlorine dioxide to hygiene or biosafety programs. MB-10 disinfectant tablets have one of the broadest, most complete EPA registration labels on the market. It is a safe, easy and effective way to disinfect a vehicle’s interior using an EPA registered disinfectant (Reg No.70060-19-46269) included on List N for use against human coronavirus SARS-CoV-2. It is proven effective against emerging viral pathogens, including enveloped and large and small non-enveloped viruses. MB-10 Tablets provide fast-acting virus and bacteria protection that is safe for all vehicle surfaces including LED screens and electronics without leaving a residue or odor. We were appointed as a distributor to exclusively sell MB-10 Disinfectant Tablets for use in the following markets:

●	Automotive, Trucking, RV, rental agencies (auto and truck), service vehicles (taxi, Uber, Lyft), mass transit (train, buses), golf carts, aviation, train, marine (potential future growth)

●	School facilities and buses

●	Dealerships

●	Global Distribution

●	Service Providers

●	Transportation Detailing.

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our consolidated financial statements contained in this Report, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). You should read the discussion and analysis together with such financial statements and the related notes thereto.

Operating Overview

We are a nanotechnology company and sole owner, developer and manufacturer of the patented C-Bond technology. We are engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality and sustainability of brittle material systems. Our present primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally. The Company operates in two divisions: C-Bond Transportation Solutions, which sells a windshield strengthening water repellent solution as well as a disinfection product, and C-Bond Safety Solutions, which sells multi-purpose glass strengthening primer and window film mounting solutions (“C-Bond Secure”), ballistic resistant film systems (C-Bond BRS”) and disinfection products. The C-Bond technology enables ordinary glass to dissipate energy by permeating the glass surface and detecting microscopic flaws and defects that are randomly distributed all over the glass surface. C-Bond’s unique qualities then work to locate and repair the identified surface imperfections that weaken the glass composite structure and ultimately act as failure initiators. The C-Bond formula is engineered to maintain original glass design integrity while increasing the mechanical performance properties of the glass unit. As a result of the COVID-19 pandemic we created partnerships to distribute disinfection related products which we began to sell in the second quarter of 2020.

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

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. We are monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. As of April 12, 2021, our facilities are open. However, we have seen a material decrease in sales from our international customers as a result of the unprecedented public health crisis from the COVID-19 pandemic and a decrease in domestic sales due to a decrease in business spending on discretionary items. As a result, our international customers have delayed the ordering of products and have delayed payment of balances due to us. Accordingly, we anticipate that there will be an impact on our operations. We cannot estimate the duration of the pandemic and potential impact on our business if customer’s business remains closed or if customers are otherwise unable or unwilling to make payments to us. In addition, a severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and a decreased ability to raise additional capital when needed on acceptable terms, if at all. At this time, the Company is unable to estimate the impact of this event on its operations.

Critical Accounting Policies

The following discussion and analysis of our consolidated financial condition and consolidated results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management continually evaluates such estimates, including those related to estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the fair value of a beneficial conversion feature, and the fair value of non-cash equity transactions. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Derivative financial instruments

We have had certain financial instruments that are embedded derivatives associated with capital raises. We evaluate all our financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 810-10-05-4 and 815-40. This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on extinguishment.

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the years ended December 31, 2020 and 2019, which are included elsewhere in this annual report on Form 10-K. The results discussed below are for the years ended December 31, 2020 and 2019.

Comparison of Results of Operations for the Years ended December 31, 2020 and 2019

Sales

For the year ended December 31, 2020, sales amounted to $658,432 as compared to $602,636 for the year ended December 31, 2019, an increase of $55,796, or 9.3%. This increase was primarily attributable to an increase in C-Bond nanoshield solution sales of $97,737 and an increase in the sale of disinfection products of $250,208 in our new C-Bond Safety Solutions division, offset by a decrease in sales of C-Bond ballistic-resistant glass protection systems and C-Bond Secure window film solution of $275,160, and a decrease in installation and freight and delivery revenue of $16,989. The decrease in sales of C-Bond ballistic-resistant glass protection systems and C-Bond multi-purpose glass protection system was primarily due to a decrease in both domestic and international sales resulting from the shutdown of economies caused by COVID-19. These decreases were offset by the sale of disinfection products which consisted primarily of hand sanitizer and MB-10 Tablets and related products.

Cost of Goods Sold

Cost of goods sold is comprised primarily of inventory sold, packaging costs, and warranty costs.

For the year ended December 31, 2020, cost of sales amounted to $242,506, or 36.8% of sales, as compared to $121,967, or 20.2% of sales, for the year ended December 31, 2019, an increase of $120,539, or 98.8%. The increase in cost of sales was primarily due to an increase in cost of sales related to disinfection products offset by a decrease in sales of C-Bond ballistic-resistant glass protection systems and C-Bond Secure window film application solution.

Gross Profit

For the year ended December 31, 2020, gross profit amounted to $415,926, or 63.2% of sales, as compared to $480,669, or 79.8% of sales, for the year ended December 31, 2019, a decrease of $64,743, or 13.5%. This decrease in gross profits is primarily the result of the reduction in sales of C-Bond BRS sales and an implemented price decrease on C-Bond Secure window film application solution. Additionally, gross profit generated from the sale of disinfection products is lower than gross profits generated from the sale of BRS products.

Operating Expenses

For the year ended December 31, 2020, operating expenses amounted to $4,892,959 as compared to $6,839,281 for the year ended December 31, 2019, a decrease of $1,946,322, or 28.5%. For the years ended December 31, 2020 and 2019, operating expenses consisted of the following:

	Year ended December 31,
	2020	2019
Compensation and related benefits, including stock-based compensation charges	$3,741,051	$5,359,676
Research and development	16,627	31,057
Professional fees	546,979	986,445
General and administrative expenses	588,302	462,103

Total	$4,892,959	$6,839,281

Compensation and related benefits

For the year ended December 31, 2020, compensation and related benefits decreased by $1,618,625, or 30.2%, as compared to the year ended December 31, 2019. This decrease was primarily due to a decrease in stock-based compensation of $1,750,495, offset by an increase in executive compensation of $131,870. During the year ended December 31, 2020 and 2019, stock-based compensation related to the accretion of stock-option expense and other stock-based compensation amounted to $2,108,472 and $3,858,967, respectively, a decrease of $1,750,495.

Research and development

Research and development expenses consist primarily of contracted development services, third party testing laboratories, materials used and allocated overhead expenses. For the year ended December 31, 2020, research and development expense decreased by $14,430, or 46.5%, as compared to the year ended December 31, 2019. The decrease in research and development expense is primarily related to a decrease in use of contracted development services due a lack of working capital and business impacted by the COVID-19 global pandemic.

We believe continued investment is important to attaining our strategic objectives and expect research and development expenses to increase in the foreseeable future, if working capital is available.

Professional fees

For the year ended December 31, 2020, professional fees decreased by $439,466, or 44.6%, as compared to the year ended December 31, 2019. This decrease primarily related to a decrease in legal fees of $86,923 and a decrease in consulting fees of $438,855, offset by an increase in investor relations fees of $111,297. During the year ended December 31, 2020 and 2019, stock-based professional fees amounted to $132,892 and $355,393, respectively, a decrease of $222,501.

General and Administrative

General and administrative expenses consist primarily of rent, insurance, depreciation expense, sale and marketing, delivery and freight, travel and entertainment, and other office expenses.  For the year ended December 31, 2020, general and administrative expenses increased by $126,199, or 27.3%, as compared to the year ended December 31, 2019. This increase was primarily attributable to an increase in bad debt expense of $201,488 offset by a decrease in travel of $74,119. We expect our general and administrative expenses to increase due to the anticipated growth of our business.

Loss from Operations

For the year ended December 31, 2020, loss from operations decreased by $1,881,579, or 29.6%, as compared to the year ended December 31, 2019.

Other Income (Expenses), net

For the year ended December 31, 2020, other income, net amounted to $42,590 as compared to other expenses, net of $(882,128) for the year ended December 31, 2019, a positive change of $924,718, or 104.8%. This change was due to a decrease in derivative expense of $479,436 attributable to the recording of or extinguishment of derivative liabilities related to convertible debt and due to the recording of a gain from debt extinguishment which increased over the 2019 period by $846,814 related to the conversion of convertible debt and the settlement of accounts payable, offset by an increase in interest expense of $408,106 related to the amortization of debt discount, an increase in interest-bearing debt, and an increase in interest expense related to accretion of debt discount related to Series A preferred shares.

Net Loss

For the year ended December 31, 2020, net loss amounted to $4,434,443, or $(0.03) per common share (basic and diluted), as compared to $7,240,740, or $(0.08) per common share (basic and diluted), for the year ended December 31, 2019, a decrease of $2,806,297. The decrease in net loss was primarily attributable to a decrease in operating expenses and a decrease in other expenses as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $323,407 and $77,211 as of December 31, 2020 and 2019, respectively.

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

Since inception, we have raised from proceeds from the sale of common and preferred shares and from debt to fund our operations and research and development initiatives.

In connection with subscription agreements dated January 13, 2020 and February 18, 2020, we received cash proceeds of $280,000 from an investor for the purchase of 7,000,000 shares of the Company’s common stock at $0.04 per share.

During October and November 2019, we entered into Series A Preferred Stock Purchase Agreements with accredited investors whereby the investors agreed to purchase an aggregate of 159,600 unregistered shares of the Company’s Series A Preferred stock, par value $0.10, for $133,000, or $0.833 per share. During October and November 2019, we received cash proceeds of $127,000, net of fees of $6,000. During the year ended December 31, 2020, we entered into Series A Preferred Stock Purchase Agreements with an accredited investor whereby the investor agreed to purchase an aggregate of 154,800 unregistered shares of the Company’s Series A Preferred stock, par value $0.10, for $129,000, or $0.833 per share for which we received cash proceeds of $120,000, net of fees of $9,000. During the year ended December 31, 2020, we issued 16,132,701 shares our common stock upon the conversion of 211,200 shares of Series A preferred with a stated redemption value of $211,200 and related accrued dividends payable of $4,224. The conversion price was based on contractual terms of the related Series A preferred shares. Additionally, on August 24, 2020, we settled with the investor and redeemed the remaining 103,200 Series A preferred shares for a cash payment of $117,047 which included the redemption of stated value of $103,200, accrued dividends of $1,562, and redemption penalties of $12,285 which was included in interest expense on the accompanying consolidated statement of operations.

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

During the year ended December 31, 2020, we issued 37,171,800 shares of our common stock upon the conversion of convertible notes with bifurcated embedded conversion option derivatives including principal of $152,285, accrued interest of $36,244, and fees of $2,500. The conversion price was based on contractual terms of the related debt. Additionally, we repaid principal of $393,215 and accrued interest of $15,917.

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

During August and September 2020, we entered into subscription agreements with an accredited investor whereby the investor agreed to purchase an aggregate of purchase 6,300 shares of the Company’s Series C Convertible Preferred Stock for $630,000, or $100.00 per share (the “Stated Value”), which proceeds were used to pay off various discounted convertible instruments and redeem the Series A preferred stock. During the three months ended December 31, 2020, we entered into subscription agreements with an accredited investor whereby the investor agreed to purchase an aggregate of purchase 7,000 shares of the Company’s Series C Convertible Preferred Stock for $700,000, or $100.00 per share, which proceeds were used for working capital purposes.

In connection with a subscription agreement dated December 31, 2020, the Company received cash proceeds of $100,000 from an investor for the purchase of 1,851,852 shares of the Company’s common stock at $0.054 per share.

Additional cash liquidity is generated from product sales. However, to date, we are not profitable, and we cannot provide any assurances that we will be profitable.  We believe that our existing cash and cash equivalents will not be sufficient to fund our current operating plans.

Cash Flows

For the Years Ended December 31, 2020 and 2019

The following table shows a summary of our cash flows for the years ended December 2020 and 2019.

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(1,783,027)	$(1,313,711)
Net cash provided by investing activities	$-	$-
Net cash provided by financing activities	$2,029,223	$1,262,355
Net increase (decrease) in cash	$246,196	$(51,356)
Cash - beginning of the year	$77,211	$128,567
Cash - end of the year	$323,407	$77,211

Net Cash Used in Operating Activities:

Net cash flow used in operating activities was $1,783,027 for the year ended December 31, 2020 as compared to net cash flow used in operating activities of $1,313,711 for the year ended December 31, 2019, an increase of $469,316.

Net cash flow used in operating activities for the year ended December 31, 2020 primarily reflected a net loss of $4,434,443, which was then adjusted for the add-back (deduction) of non-cash items primarily consisting of depreciation and amortization of $14,093, stock-based compensation expense of $2,108,472, stock-based professional fees of $132,892, non-cash interest expense related to a put premium on convertible debt of $47,405, derivative expense of $90,623, accretion of preferred share stated value to interest expense of $52,400, bad debt expense of $202,480, non-cash gain on debt extinguishment of $(877,823), and the amortization of debt discount to interest expense of $424,001, and changes in operating assets and liabilities consisting primarily of an increase in accounts payable of $139,300, an increase in accrued expenses of $96,022, and an increase in accrued compensation of $417,308, offset by an increase in accounts receivable of $130,188, an increase in inventory of $62,380.

Net cash flow used in operating activities for the year ended December 31, 2019 primarily reflected a net loss of $7,240,740, which was then adjusted for the add-back of non-cash items primarily consisting of depreciation and amortization of $24,629, stock-based compensation expense of $3,858,967, stock-based professional fees of $355,393, non-cash interest expense related to a put premium on convertible debt and preferred stock of $88,620, a non-cash gain on extinguishment of debt of $31,009, derivative expense of $570,059, and the amortization of debt discount to interest expense of $160,542, and changes in operating assets and liabilities consisting primarily of an increase in accounts receivable of $61,662, an increase in accounts payable of $239,605, an increase in accrued expenses of $89,266, and an increase in accrued compensation of $635,477.

Net Cash Provided by Financing Activities:

Net cash provided by financing activities was $2,029,223 for the year ended December 31, 2020 as compared to $1,262,355 for the year ended December 31, 2019.

During the year ended December 31, 2020, we received net proceeds from the sale of common stock of $821,000, proceeds from the sale of Series A preferred shares of $120,000, proceeds from convertible notes payable of $100,000, proceeds from the sale of Series C preferred shares of $1,330,000, and proceeds from a note payable of $156,200, offset by the repayment of convertible notes payable of $393,215 and the redemption of Series A preferred shares of $104,762.

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

Funding Requirements

We expect the primary use of capital to continue to be product costs, salaries, third-party outside research and testing services, product and research supplies, legal and regulatory expenses and general overhead costs including sales and marketing.  Additional uses of capital will include additional headcount, tools and equipment, capacity expansion and operational control software.  We believe the current cash and cash equivalents will not be sufficient to meet anticipated cash requirements not including potential product sales. Additional capital will be required to further research new product verticals and enhancements to current product offerings based on customer requirements.

As of December 31, 2020, we determined that there was substantial doubt about our ability to maintain operations as a going concern.  Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital.  We will seek to raise capital through additional debt and/or equity financings to fund operations in the future. Although we have historically raised capital from sales of common shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that the company will need to curtail its operations.  Our consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

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

The following tables summarize our contractual obligations as of December 31, 2020, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Notes payable	$556,200	$521,138	$35,062	$-	$-
Interest on notes payable	150,000	150,000	-	-	-
Operating lease gross base rent	22,885	22,885	-	-	-
Total	$729,085	$694,023	$35,062	$-	$-

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2020, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2020, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting: (1) the lack of multiples levels of management review on complex business, accounting and financial reporting issues, (2) a lack of adequate segregation of duties as a result of our limited financial resources to support hiring of personnel (3) a lack of review on the recording of revenue transactions and accounts receivable collectibility, and (4) a lack of management review of employee expense reports. Recently, we developed and implemented system and control procedure manuals and plan on developing and implementing additional controls and procedures in the future. Until such time as we expand our staff to include additional accounting and executive personnel, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

In June 2018, we established an audit committee, consisting of Barry Edelstein (audit committee chairman), our independent Board member and Scott Thomsen (Mr. Thomsen resigned on January 22, 2021). Amongst other responsibilities, the audit committee provides assistance to the Board in fulfilling its oversight responsibilities relating to the quality and integrity of the financial reports of the Company.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our current directors and executive officers:

Name	Age	Position
Scott R. Silverman	57	Chief Executive Officer, Chairman of the Board and Director
Allison Tomek	45	President and Director
Barry M. Edelstein	57	Director

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

Allison Tomek has served as Vice President of Corporate Communications and Corporate Secretary since April 2018, and as President and Director since March 8, 2021. She was previously Senior Vice President Investor Relations at PositiveID Corporation from 2007 to 2018, as well as Vice President of Investor Relations at VeriTeQ from 2011 to 2015. She served as the director of investor relations and corporate communications at Andrx Corporation at the time of its acquisition by Watson Pharmaceuctials in 2006 for $1.9 billion. She is a former two-time President of the National Investor Relations Institite, South Florida chapter. She holds a B.S. in News/Editorial from the School of Journalism and Mass Communication at the University of Colorado, Boulder. We believe that Ms. Tomek’s knowledge of our company, regulations, and business makes her well-suited to serve on the board of directors.

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

Based solely on our review of the copies of reports we received, or written representations that no such reports were required for those persons, we believe that, for the year ended December 31, 2020, all statements of beneficial ownership required to be filed with the SEC were filed on a timely basis.

Director Independence

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.

Board Meetings; Annual Meeting Attendance

During the fiscal year ended December 31, 2020, the Board held formal board meetings in person and via teleconference. The Company did not hold an annual meeting.

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

Committees of the Board of Directors

As our Common Stock is not presently listed for trading or quotation on a national securities exchange or NASDAQ, we are not presently required to have board committees. However, in June 2018, the Company formally created an audit committee, comprised of Barry Edelstein (chairman) and Scott Thomsen. Mr. Thomsen resigned on January 22, 2021.

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

Board Leadership Structure and Role in Risk Oversight

Currently, the Board is comprised of three directors: Scott Silverman, Allison Tomek and Barry Edelstein, with Scott Silverman serving as our Chairman. Scott Silverman is also our Chief Executive Officer.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summarizes the compensation earned by our executive officers named in the “Summary Compensation Table” below (referred to herein as our “named executive officers”) in fiscal years ending December 31, 2020 and 2019.

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

Overview

Our named executive officers for the years ended December 31, 2020 and 2019, which consists of our Chief Executive Officer and one other most highly compensated executive officer were serving as its executive officers as of December 31, 2020 and 2019, are as follows:

●	Scott R. Silverman – Chief Executive Officer;

●	Vince Pugliese – Chief Operating Officer, President, Interim Chief Financial Officer and Treasurer through his resignation date of March 8, 2021.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to each of the named executive officers for the years ending December 31, 2020 and 2019.

Name and Principal Position	Year	Salary ($)		Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($)	All Other Compensation ($)	Total ($)

Scott R. Silverman	2020	370,562	(3)(5)	247,585	829,143	-	1,207	1,448,497
Chief Executive Officer, Interim Chief Financial Officer and Treasurer	2019	360,250	(3)(4)	201,121	150,000	-	-	711,371

Vince Pugliese (7)	2020	260,000	(3)	125,865	80,000	-	-	465,865
Former Chief Operating Officer, President, Interim Chief Financial Officer and Treasurer	2019	230,000	(3)(6)	128,394	125,000	-	-	483,394

(1)	Cash bonuses were earned by Messrs. Silverman and Pugliese in 2020 and 2019 based on a bonus approved by the Board of Directors in May 2020 and January 2019, respectively, and based on a percentage of capital raises, in accordance with Mr. Silverman’s employment agreement, and partly awarded with the remaining accrued and unpaid/deferred.
(2)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts, are contained in the notes to our financial statements under “Note 9 – Shareholders’ Deficit”. Additionally, in 2020, Mr. Silverman’s stock awards include non-cash compensation of $749,143 related to the conversion of accrued compensation to convertible Series B preferred shares. The conversion feature of the Series B Preferred Stock at the time of issuance was determined to be beneficial on the issue date. Because the Series B Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, during the year ended December 31, 2020, the Company immediately recorded non-cash stock-based compensation of $749,143 related to the beneficial conversion feature arising from the issuance of Series B Preferred Stock.
(3)	Includes accrued and unpaid deferred compensation.
(4)	In lieu of cash compensation, Mr. Silverman received 2,800,000 shares of restricted common stock for unpaid and deferred compensation of $120,000.
(5)	In lieu of cash compensation, Mr. Silverman received 228 shares of series B preferred shares for unpaid and deferred compensation and bonus of $227,547.
(6)	In lieu of cash compensation, Mr. Pugliese received 3,000,000 shares of restricted common stock for unpaid and deferred compensation of $130,000.
(7)	Mr. Pugliese resigned on March 8, 2021. The Company is reviewing the legal effect of his resignation on his compensation and restricted shares, as well as reviewing other legal issues regarding his fiduciary responsibility to the Company.

Elements of Executive Compensation

Base Salaries. Base salaries for the named executive officers during 2020 and 2019 was determined, subject in each case to their employment agreements, on the scope of each officer’s responsibilities along with his respective experience and contributions during the prior year. When reviewing base salaries, our board of directors took factors into account such as each officer’s experience and individual performance, company performance as a whole, and general industry conditions, but did not assign any specific weighting to any factor.

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

Bonus. In accordance with Mr. Silverman’s employment agreement, Mr. Silverman and Mr. Pugliese were paid bonuses based on a percentage of capital raises, which includes accrued and unpaid deferred bonus. Additionally, in May 2020, the board of directors approved a bonus to Mr. Silverman and Mr. Pugliese of $150,000 and $105,000, respectively, and in January 2019, the board of directors approved a bonus to Mr. Silverman and Mr. Pugliese of $150,000 and $105,000, respectively.

Other Benefits. On June 30, 2020, we amended the employment agreement of Mr. Silverman to include an allowance of up to $10,000 per year to cover uncovered medical/dental expenses for Mr. Silverman and his family. Currently, we do not offer any additional benefit packages to other employees.

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

Mr. Pugliese’s employment agreement provides that, in the event that his employment is terminated by the Company without “cause” (as defined in his employment agreement) or if Mr. Pugliese resigns for “good reason” (as defined in his employment agreement), he will be entitled to (i) retain all stock options previously granted, which will vest immediately and be exercisable over a 10 year period; and (ii) receive any benefits then owed or accrued along with 18 months of base salary and any unreimbursed expenses incurred by him. All amounts shall be paid on the termination date. In the event that Mr. Pugliese’s employment is terminated by the Company for “cause” (as defined in his employment agreement), or if Mr. Pugliese resigned without “good reasons” (as defined in his employment agreement), he will be entitled to (i) receive any unpaid base salary and benefits then owed or accrued and any unreimbursed expenses incurred by him through the termination date, and (ii) retain all vested stock options or grants which will be exercisable over a 10-year period. All unvested stock options or grants will terminate.

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

Mr. Pugliese resigned on March 8, 2021. The Company is reviewing the legal effect of his resignation on his compensation and restricted shares, as well as reviewing other legal issues regarding his fiduciary responsibility to the Company.

Outstanding Equity Awards at Fiscal Year-End

The following are the outstanding equity awards for the named executive officers as of December 31, 2020:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)		Number of Securities Underlying Unexercised Options (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)(1)	Option Expiration Date
Scott R. Silverman	3,000,000	(2)	-	0	$0.31	10/18/2027
Vince Pugliese	1,299,998	(2)	-	0	$0.31	12/23/2026

(1)	This reflects the converted exercise price of such options.
(2)	These shares are fully vested.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(*)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott R. Silverman (1)	6,970,120	$766,713	6,970,120	$766,713
Vince Pugliese (2)	6,058,433	$666,428	6,058,433	$666,428

*	The market value of shares of stock is computed by multiplying the closing market price of our stock at the end of the last completed fiscal year of $0.11 by the number of shares of stock set forth to the left of such figure.

(1)	6,970,120 shares vest on May 1, 2021
(2)	6,058,433 shares vest on May 1, 2021

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

Director Compensation

Our non-executive board members receive $5,000 in cash compensation each quarter, with committee chairs receiving an additional $2,500 per quarter. Each non-executive board member also received 500,000 shares of restricted stock in October 2019 and 2020 for their service on the board.

The following table sets forth compensation paid, earned or awarded during 2020 to each of our directors, other than Scott Silverman and Vince Pugliese, whose compensation is described able in “Summary Compensation Table”.

2020 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
Barry M. Edelstein	30,000	112,000	-	142,000
Scott V. Thomsen (2)	20,000	79,143	-	99,143

(1)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts, are contained in the notes to our financial statements under “Note 9 – Shareholders’ Deficit”. In April 2020, Mr. Edelstein and Mr. Thomsen received 500,000 shares of restricted stock each. Additionally, Mr. Edelstein’s and Mr. Thomsen’s stock awards amount includes non-cash compensation of $92,000 and $59,143, respectively, related to the conversion of accrued compensation to convertible Series B preferred shares. The conversion feature of the Series B Preferred Stock at the time of issuance was determined to be beneficial on the issue date. Because the Series B Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, during the year ended December 31, 2020, the Company immediately recorded non-cash stock-based compensation of $92,000 and $59,143 related to the beneficial conversion feature arising from the issuance of Series B Preferred Stock, respectively.
(2)	Mr. Thomsen resigned on January 22, 2021.

Directors are also entitled to the protection provided by the indemnification provisions in our articles of incorporation, as amended, and our amended and restated bylaws.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information relating to the beneficial ownership of our common stock as of April 12, 2021, by:

●	each person, or group of affiliated persons, known by us to beneficially own more than five percent of the outstanding shares of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or dispositive power as well as any shares that the individual has the right to acquire within 60 days of April 12, 2021 through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and dispositive power with respect to all shares of common stock held by that person.

The percentage of shares beneficially owned is computed on the basis of 237,049,741 shares of our common stock outstanding as of April 12, 2021, the implied conversion of 722 shares of our Series B Preferred Stock and related accrued dividends as of April 12, 2021 into 115,519,841 shares of common stock, and the implied conversion of 15,800 shares of our Series C Preferred Stock and related accrued dividends as of April 12, 2021 into 253,566,508 shares of common stock for total shares outstanding of 606,136,090. Shares of common stock that a person has the right to acquire within 60 days of April 12, 2021, are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. As a result of the Company’s issuance of 722 shares of Series B Preferred Stock, which carries majority voting rights of 50 votes of Common Stock to every 1 share of Series B Preferred Stock, to named executive officers and directors, they have the rights to 4,525,117,720 votes through their Series B holdings, of a total of 6,266,298,789 votes. The percentage of voting rights in the table below assumes that all Series B shares held by directors and named officers are voted in any instance requiring shareholder vote. Unless otherwise noted below, the address of the persons listed on the table is c/o C-Bond Systems, Inc., 6035 South Loop East, Houston, TX 77033.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percent of Outstanding Shares	Percent of Voting Rights
Named Executive Officers and Directors:
Scott Silverman (2)	85,989,326	27.5%	58.6%
Barry M. Edelstein (4)	7,840,635	3.2%	5.3%
Allison Tomek (5)	15,421,111	6.2%	8.3%
All directors and executive officers as a group (3 persons) (6)	106,251,072	36.9%	72.2%

Greater Than 5% Stockholders:
Jeff Badders (1)	286,340,030	58.4%	4.6%
Vince Pugliese (3)	30,074,241	11.7%	15.5%

*	Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1)	Schedule 13D/A filed with the SEC on December 18, 2020 indicates that Jeff Badders has sole voting and dispositive power with respect to these shares. Mr. Badders’ address is 4002 North Street, Nacogdoches, TX 75965.
(2)	Includes (i) 9,770,120 shares outstanding pursuant to restricted stock awards; (ii) 458 shares of Series B Preferred Stock, which may convert into 73,219,206 shares of Common Stock; and (iii) 3,000,000 shares issuable upon the exercise of stock options within 60 days of April 12, 2021, and those already vested.
(3)	Includes (i) 517,397 shares held by Mr. Pugliese; (ii) 9,058,433 shares outstanding pursuant to restricted stock awards; (iii) 120 shares of Series B Preferred Stock, which may convert into 19,198,413 shares of Common Stock; and (iv) 1,299,998 shares issuable upon the exercise of stock options within 60 days of April 12, 2021, and those already vested.

(4)	Includes (i) 1,250,000 shares outstanding pursuant to restricted stock awards; and (ii) 41 shares of Series B Preferred Stock, which may convert into 6,590,635 shares of Common Stock.
(5)	Includes (i) 5,050,000 shares outstanding pursuant to restricted stock awards; and (ii) 65 shares of Series B Preferred Stock, which may convert into 10,371,111 shares of Common Stock.
(6)	Includes (i) 16,070,120 shares held pursuant to restricted stock awards; (iii) 564 shares of Series B Preferred Stock, which may convert into 90,180,952 shares of Common Stock; and (iv) 3,000,000 shares issuable upon exercise of stock options within 60 days of April 12, 2021, and those that have vested.

Equity Compensation Plan Information

The following table sets forth as of December 31, 2020 information regarding our common stock that may be issued under the Company’s equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Columns (a)) (c) (1)
Equity compensation plans approved by security holders	8,445,698	$0.40	9,403,232
Equity compensation plans not approved by security holders	-	-	-
Total	8,445,698	$0.40	9,403,232

*	The table above includes 8,445,698 options that were issued pursuant to the Merger Agreement (adjusted for forfeitures and exercises since the issuance), by converting each option to purchase Common Units issued and outstanding immediately prior to the closing of the Merger into an option to purchase an equivalent number of shares of our common stock.

(1)	Represents shares available under the C-Bond Systems, Inc. 2018 Long-Term Incentive Plan, under which the Company can issue options, stock appreciation rights, restricted stock awards, restricted stock units and other types of stock-based awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Bohemian Companies, LLC and BOCO Investments, LLC are two companies under common control. Mr. Klemsz, our President prior to the Merger, has been the Chief Investment Officer of BOCO Investments, LLC since March 2007. On November 14, 2018, the Company also entered into a Revolving Credit Facility Loan and Security Agreement (“Loan Agreement”) and a Secured Promissory Note (the “Note”) with BOCO Investments, LLC. Subject to and in accordance with the terms and conditions of the Loan Agreement and the Note, BOCO Investments, LLC agreed to lend to the Company up to $400,000 (the “Maximum Loan Amount”) against the issuance and delivery by the Company of the Note for use as working capital and to assist in inventory acquisition. As of December 31, 2018, BOCO Investments, LLC loaned us $400,000 and may loan additional amounts to the Company at any time and from time to time through November 14, 2020, up to an aggregate amount not to exceed the Maximum Loan Amount. The Company must repay all principal, interest and other amounts outstanding on or before November 14, 2020. The Company’s obligations under the Loan Agreement and the Note are secured by a first-priority security interest in substantially all of the Company’s assets (the “Collateral”). The outstanding principal advanced to Company pursuant to the Loan Agreement bears interest at the rate of 12% per annum, compounded annually. The Loan Agreement and Note contain customary representations, warranties and covenants, including covenants requiring the Company to maintain certain inventory and accounts receivable amounts, certain restrictions on the Company’s ability to incur additional debt or create liens on its property. The Loan Agreement and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties and bankruptcy or insolvency proceedings, the occurrence of which, after any applicable cure period, would permit Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Note, as applicable, and to exercise its remedies with respect to the Collateral, including the sale of the Collateral. Commencing March 31, 2019 and at all times thereafter through the remainder of the commitment period and for so long thereafter as there is any amount still due and owing under the Note, the Company must maintain an accounts receivable balances plus inventory such that the outstanding principal borrowed by Company under the Loan Agreement and Note is less than or equal to 85% of accounts receivable plus 50% of inventory, all as measured at the same point in time. Commencing on January 10, 2019 and on or before the l0th day of each month thereafter, the Company shall pay BOCO Investments, LLC all interest accrued on outstanding principal under the Loan Agreement and Notes as of the end of the month then concluded. As of December 31, 2020, the Company was in default of certain requirements under the Loan Agreement, including not meeting the requirement regarding minimum asset amount as defined therein. Upon the occurrence of such event of defaults, the Lender may, at its option and in accordance with the Loan Agreement, declare all obligations immediately due and payable, however, as of the date of this Report, the Lender has not made any such declaration.

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

On December 31, 2020, the Company has an amount due from the Company’s chief executive officer of $5,526 related to the overpayment of accrued compensation. The Company’s chief executive officer intends to repay this overpayment during the second quarter of 2021.

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

	Years Ended December 31,
Category	2020	2019
Audit Fees	$65,500	$65,500
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

Tax fees.  Consists of professional services rendered for tax compliance, tax advice and tax planning.

Other fees. The services provided by our accountants within this category consisted of advice and other services not related to the above categories.

In June 2018, we established an audit committee, which consisted of Barry Edelstein (audit committee chairman) and Scott Thomsen. Mr. Thomsen resigned as a board member for personal reasons on January 22, 2021. The audit committee’s charter requires that the audit committee pre-approve all audit and non-audit services that our independent auditors provide to the Company, provided that pre-approval of non-audit services is not required if (i) the fees for all such services do not aggregate to more than 5% of total fees paid to the independent auditors in that fiscal year; (ii) such services were not recognized as non-audit services at that time of engagement; and (iii) such services are promptly brought to the attention of the audit committee and approved by the audit committee prior to the completion of the audit. Prior to the formation of the audit committee, our board of directors would evaluate the scope and cost of the engagement of an auditor before the auditor renders audit and audit-related services. All of the audit and audit related fees described above for fiscal years ended December 31, 2020 were pre-approved by the board of directors. All of the audit and audit related fees described above for fiscal years ended December 31, 2019 were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

A.	The following documents are filed as part of this Report:

1.	Consolidated Financial Statements:

2.	Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.	Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger and Reorganization dated as of April 25, 2018, among WestMountain Alternative Energy, Inc., WETM Acquisition Corp. and C-Bond Systems, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2018, File No. 000-53029).
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s SB-2 Registration Statement filed with the SEC on January 2, 2008, File No. 333-148440).
3.2	First Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed with SEC on August 11, 2014, File No. 000-53029).
3.3	Second Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2018, File No. 000-53029).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 8, 2018, File. No. 000-53029).
3.5	Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2019, File. No. 000-53029).
3.6	Certificate of Designations, Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2019, File. No. 000-53029).
3.7	Third Amendment to the Articles of Incorporation of C-Bond Systems, Inc. dated June 30, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2020, File. No. 000-53029).
3.8	Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2020, File. No. 000-53029).
3.9	Certificate of Elimination of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2020, File. No. 000-53029).
4.1	Secured Promissory Note, dated November 14, 2018, with BOCO Investments, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2018, File. No. 000-53029).
4.2	Convertible Promissory Note, dated February 13, 2019, with Power Up Lending Group Ltd., (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2019, File No.: 000-53029).
4.3	Convertible Promissory Note, dated March 4, 2019, with Power Up Lending Group Ltd., (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2019, File No.: 000-53029).
4.4	Convertible Promissory Note, dated April 8, 2019, with Power Up Lending Group Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 12, 2019, File. No. 000-53029).
4.5	Convertible Promissory Note, dated May 15, 2019, with Power Up Lending Group Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 17, 2019, File. No. 000-53029).
4.6	Form of Convertible Promissory Note, dated September 6, 2019, between C-Bond Systems, Inc. and Investor (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2019, File. No. 000-53029).
4.7	Form of Common Stock Purchase Warrant, dated September 6, 2019, between C-Bond Systems, Inc. and Investor (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2019, File. No. 000-53029).
4.8	Form of Convertible Promissory Note, dated December 9, 2019, between C-Bond Systems, Inc. and Investor (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2019, File. No. 000-53029).

4.9	Form of Common Stock Purchase Warrant, dated December 9, 2019, between C-Bond Systems, Inc. and Investor (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2019, File. No. 000-53029).
4.10	Form of Convertible Promissory Note, dated March 30, 2020, between C-Bond Systems, Inc. and Investor II (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2020, File. No. 000-53029)
4.11	Form of Stock Purchase Warrant, dated March 30, 2020, between C-Bond Systems, Inc. and Investor II (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2020, File. No. 000-53029)
4.12	Form of Convertible Promissory Note, dated April 23, 2020, between C-Bond Systems, Inc. and Investor (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2020, File. No. 000-53029)
4.13	Form of Stock Purchase Warrant, dated April 23, 2020, between C-Bond Systems, Inc. and Investor (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2020, File. No. 000-53029)
10.1+	C-Bond Systems, Inc. 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement filed with the SEC on September 25, 2018, File No. 333-227522).
10.2+	Form of C-Bond Systems, Inc. Restricted Stock Award Agreement under 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Form S-8 Registration Statement filed with the SEC on September 25, 2018, File No. 333-227522).
10.3+	Form of C-Bond Systems, Inc. Nonqualified Stock Option Award Agreement under 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Form S-8 Registration Statement filed with the SEC on September 25, 2018, File No. 333-227522).
10.4+	Employment Agreement between C-Bond Systems, LLC and Scott Silverman dated October 18, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2018, File No. 000-53029).
10.5+	Employment Agreement between C-Bond Systems, LLC and Vince Pugliese dated October 12, 2015, as amended on February 11, 2016 and December 20, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2018, File No. 000-53029).
10.6+	Employee Agreement between C-Bond Systems, LLC and Vince Pugliese dated effective March 1, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2019).
10.7+	Consulting Agreement between C-Bond Systems, LLC and Bruce Rich dated January 1, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2018, File No. 000-53029).
10.8	License Agreement between William Marsh Rice University and C-Bond Systems, Inc. dated April 8, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2018, File No. 000-53029).
10.9	Form of Subscription Agreement related to the Offering (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2018, File No. 000-53029).
10.10	Form of Lockup Agreement related to the Offering (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K dated May 1, 2018, File No. 000-53029).
10.11	Registration Rights Agreement between C-Bond Systems, LLC and Fournace, LLC dated April 27, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2018, File No. 000-53029).
10.12	Revolving Credit Facility Loan and Security Agreement, dated November 14, 2018, between C-Bond Systems, Inc. and BOCO Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2018, File. No. 000-53029).
10.13	Securities Purchase Agreement, dated February 13, 2019, between C-Bond Systems, Inc., and Power Up Lending Group Ltd., (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2019, File No.: 000-53029).
10.14	Securities Purchase Agreement, dated March 4, 2019, between C-Bond Systems, Inc., and Power Up Lending Group Ltd., (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2019, File No.: 000-53029).
10.15	Securities Purchase Agreement, dated April 8, 2019, between C-Bond Systems, Inc., and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 12, 2019, File. No. 000-53029).

10.16	Securities Purchase Agreement, dated May 15, 2019, between C-Bond Systems, Inc., and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 17, 2019, File. No. 000-53029).
10.17+	Employee Agreement between C-Bond Systems, Inc., and Vince Pugliese dated effective March 1, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2019, File No.: 000-53029).
10.18	Form of Subscription Agreement, dated July 11, 2019, between C-Bond Systems, Inc., and an Accredited Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 16, 2019, File No.: 000-53029).
10.19	Form of Subscription Agreement, dated July 17, 2019, between C-Bond Systems, Inc., and an Accredited Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019, File No.: 000-53029).
10.20	Form of Subscription Agreement, dated July 29, 2019, between C-Bond Systems, Inc., and an Accredited Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2019, File No.: 000-53029).
10.21	Form of Subscription Agreement, dated September 6, 2019, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2019, File. No. 000-53029).
10.22	Form of Securities Purchase Agreement, dated October 15, 2019, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2019, File. No. 000-53029).
10.23	Form of Subscription Agreement, dated October 17, 2019, between C-Bond Systems, Inc., and Investor II (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2019, File. No. 000-53029).
10.24	Form of Securities Purchase Agreement, dated November 19, 2019, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2019, File. No. 000-53029).
10.25+	Executive Employment Agreement, dated October 18, 2017 and amended November 19, 2019, between C-Bond Systems, Inc. and Scott R. Silverman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2019, File. No. 000-53029).
10.26	Form of Securities Purchase Agreement, dated December 9, 2019, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2019, File. No. 000-53029).
10.27	Form of Securities Purchase Agreement, dated March 26, 2020, between C-Bond Systems, Inc., and Investor I (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2020, File. No. 000-53029)
10.28	Form of Securities Purchase Agreement, dated March 26, 2020, between C-Bond Systems, Inc., and Investor II (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2020, File. No. 000-53029)
10.29	Note dated April 28, 2020, between Comerica Bank and C-Bond Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2020, File. No. 000-53029)
10.30	Form of Securities Purchase Agreement, dated April 23, 2020, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2020, File. No. 000-53029)
10.31	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2020, File No. 000-53029).
10.32	Form of Securities Purchase Agreement, dated June 2, 2020, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2020, File. No. 000-53029).

10.33+	Executive Employment Agreement, dated October 18, 2017, and amended November 19, 2019 and June 30, 2020, between C-Bond Systems, Inc. and Scott R. Silverman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2020, File. No. 000-53029).
10.34	Form of Subscription Agreement, dated August 20, 2020, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2020, File. No. 000-53029).
10.35	Form of Subscription Agreement, dated September 8, 2020, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 11, 2020, File. No. 000-53029).
10.36	Form of Subscription Agreement, dated October 20, 2020, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 23, 2020, File. No. 000-53029).
10.37	Form of Subscription Agreement, dated November 6, 2020, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 2020, File. No. 000-53029).
10.38	Form of Subscription Agreement, dated December 14, 2020, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 18, 2020, File. No. 000-53029).
10.39	Form of Subscription Agreement, dated February 24, 2021, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2021, File. No. 000-53029).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2019, File. No. 000-53029).
21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Filed herewith

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C-BOND SYSTEMS, INC.

Date: April 14, 2021	By:	/s/ Scott R. Silverman
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

Signature	Title	Date

/s/ Scott R. Silverman	Chief Executive Officer, Interim Chief Financial Officer and Treasurer, Chairman of the Board and Director	April 14, 2021
Scott R. Silverman	(principal executive officer and principal financial and accounting officer)

/s/ Allison Tomek	President and Director	April 14, 2021
Allison Tomek

/s/ Barry M. Edelstein	Director	April 14, 2021
Barry M. Edelstein

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

OPINION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:

C-Bond Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of C-Bond Systems, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net loss and cash used in operations of $4,434,443 and $1,783,027 respectively, in 2020 and a working capital deficit, shareholders’ deficit and accumulated deficit of $1,414,268, $3,167,220 and $45,968,839 respectively, at December 31, 2020. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Existence and valuation of accounts receivable

As described in footnote 1 “Accounts receivable” and in footnote 3, to the consolidated financial statements, the Company’s consolidated accounts receivable balances, net of the related allowance for doubtful receivables, was $79,697 at December 31, 2020. Account receivable balances are evaluated by management for collectability periodically and at year end. The determination of the existence and valuation of these balances requires management to make significant estimates and assumptions related to the intent and ability of the debtor to pay the amounts due to the Company.

We identified the existence and valuation of accounts receivable as a critical audit matter. Auditing management’s judgments regarding the existence and the intent and ability of the debtor to pay the amounts due to the Company involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included (a) reviewing management’s process for developing an estimate of the allowance to be recorded, or reversal of some revenues and reviewing management’s analysis of the same, (b) sending an audit confirmation letter to a sample of debtors , (c) reviewing the relevant sale documents as evidence of a valid sale and related receivable and (d) reviewing and verifying the historical and subsequent collection history and the age of these receivables through the date of our procedures.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2017.

Boca Raton, Florida

April 14, 2021

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019

ASSETS
CURRENT ASSETS:
Cash	$323,407	$77,211
Accounts receivable, net	79,697	151,989
Inventory	77,200	14,820
Prepaid expenses and other current assets	50,723	18,577
Due from related party	5,526	-

Total Current Assets	536,553	262,597

OTHER ASSETS:
Property and equipment, net	18,683	32,776
Right of use asset, net	21,772	69,808
Security deposit	7,132	7,132

Total Other Assets	47,587	109,716

TOTAL ASSETS	$584,140	$372,313

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable - related party	$-	$400,000
Convertible notes payable, net	-	135,833
Note payable, current portion	521,138	-
Accounts payable	794,905	746,663
Accrued expenses	186,765	126,986
Accrued compensation	425,797	351,708
Lease liability	22,216	47,636
Derivative liability	-	890,410

Total Current Liabilities	1,950,821	2,699,236

LONG-TERM LIABILITIES:
Note payable, net of current portion	35,062	-
Lease liability, net of current portion	-	22,216
Mandatorily redeemable convertible Series A preferred stock; $0.10 par value, 0 and 800,000 shares designated at December 31, 2020 and 2019, respectively; 0 and 159,600 shares issued and outstanding at December 31, 2020 and 2019, respectively ($0 redemption and liquidation value at December 31, 2020)	-	159,798

Total Long-term Liabilities	35,062	182,014

Total Liabilities	1,985,883	2,881,250

Commitments and Contingencies (See Note 9)

Series B convertible preferred stock: $0.10 par value, 100,000 shares designated; 427 and 108 shares issued and outstanding at December 31, 2020 and 2019, respectively ($429,446 redemption and liquidation value at December 31, 2020)	429,446	108,000

Series C convertible preferred stock: $0.10 par value, 100,000 shares designated; 13,300 and 0 shares issued and outstanding at December 31, 2020 and 2019, respectively ($2,004,046 liquidation value at December 31, 2020)	1,336,031	-

SHAREHOLDERS' DEFICIT:
Preferred stock: $0.10 par value, 2,000,000 shares authorized; 100,000 Series B and 100,000 Series C designated	-	-
Common stock: $0.001 par value, 4,998,000,000 shares authorized; 228,346,974 and 116,749,633 issued and outstanding at December 31, 2020 and 2019, respectively	228,347	116,750
Additional paid-in capital	42,573,272	37,266,328
Accumulated deficit	(45,968,839)	(40,000,015)

Total Shareholders' Deficit	(3,167,220)	(2,616,937)

Total Liabilities and Shareholders' Deficit	$584,140	$372,313

See accompanying notes to consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2020	2019

SALES	$658,432	$602,636

COST OF SALES (excluding depreciation expense)	242,506	121,967

GROSS PROFIT	415,926	480,669

OPERATING EXPENSES:
Compensation and related benefits (including stock-based compensation of $2,108,472 and $3,858,967 for the years ended December 31, 2020 and 2019, respectively)	3,741,051	5,359,676
Research and development	16,627	31,057
Professional fees	546,979	986,445
General and administrative expenses	588,302	462,103

Total Operating Expenses	4,892,959	6,839,281

LOSS FROM OPERATIONS	(4,477,033)	(6,358,612)

OTHER INCOME (EXPENSES):
Gain on debt extinguishment, net	877,823	31,009
Other income	6,574	-
Derivative expense	(90,623)	(570,059)
Interest expense	(751,184)	(343,078)

Total Other Income (Expenses)	42,590	(882,128)

NET LOSS	(4,434,443)	(7,240,740)

Preferred Stock Dividend and Deemed Dividend	(1,534,381)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(5,968,824)	$(7,240,740)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.03)	$(0.08)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	172,978,187	94,236,036

See accompanying notes to consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	# of Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2018	80,459,006	$80,459	$31,863,693	$(32,759,275)	$(815,123)

Shares issued for conversion of accrued compensation	6,400,000	6,400	267,600	-	274,000

Common shares issued for cash	12,750,000	12,750	767,250	-	780,000

Common shares issued for conversion of debt	295,567	296	11,704	-	12,000

Common shares issued for services	13,845,060	13,845	188,515	-	202,360

Issuance of warrants in connection with convertible debt	-	-	61,899	-	61,899

Stock option exercise compensation	-	-	7,500	-	7,500

Exercise of stock options for accrued compensation	3,000,000	3,000	87,000	-	90,000

Accretion of stock-based compensation and professional fees	-	-	2,068,368	-	2,068,368

Accretion of stock option and warrant expense	-	-	1,942,799	-	1,942,799

Net loss	-	-	-	(7,240,740)	(7,240,740)

Balance, December 31, 2019	116,749,633	116,750	37,266,328	(40,000,015)	(2,616,937)

Shares issued for conversion of accounts payable	151,456	151	5,907	-	6,058

Shares issued for conversion of accrued compensation	751,070	751	28,102	-	28,853

Beneficial conversion charge for issuance of Series B preferred shares for accrued compensation	-	-	1,048,143	-	1,048,143

Common shares issued for cash	37,390,314	37,390	783,610	-	821,000

Common shares issued for conversion of debt, accrued interest and fees	37,171,800	37,172	153,857	-	191,029

Common shares issued for services	20,000,000	20,000	129,475	-	149,475

Extinguishment loss related to conversion of debt	-	-	297,919	-	297,919

Common shares issued for conversion of Series A preferred shares and dividends	16,132,701	16,133	199,291	-	215,424

Issuance of warrants in connection with convertible debt	-	-	14,498	-	14,498

Reclassification of put premium to equity upon conversion of Series A preferred	-	-	49,543	-	49,543

Accretion of stock-based compensation	-	-	446,064	-	446,064

Accretion of stock-based professional fees	-	-	15,000	-	15,000

Accretion of stock option expense	-	-	609,662	-	609,662

Preferred stock dividends and deemed dividend	-	-	1,525,873	(1,534,381)	(8,508)

Net loss	-	-	-	(4,434,443)	(4,434,443)

Balance, December 31, 2020	228,346,974	$228,347	$42,573,272	$(45,968,839)	$(3,167,220)

See accompanying notes to consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,434,443)	$(7,240,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	14,093	24,629
Amortization of debt discount to interest expense	424,001	160,542
Accretion of preferred shares stated value to interest expense	52,400	-
Stock-based compensation	2,108,472	3,858,967
Stock-based professional fees	132,892	355,393
Bad debt expense	202,480	992
Interest expense related to put premium on convertible debt	47,405	88,620
Derivative expense	90,623	570,059
Non-cash gain on debt extinguishment	(877,823)	(31,009)
Non-cash fees upon conversion	2,500	-
Lease costs	400	44
Change in operating assets and liabilities:
Accounts receivable	(130,188)	(61,662)
Inventory	(62,380)	(5,843)
Prepaid expenses and other assets	(563)	1,949
Due from related party	(5,526)	-
Accounts payable	139,300	239,605
Accrued expenses	96,022	89,266
Accrued compensation	417,308	635,477

NET CASH USED IN OPERATING ACTIVITIES	(1,783,027)	(1,313,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	821,000	780,000
Proceeds from sale of series A preferred stock	120,000	127,000
Redemption of Series A preferred stock	(104,762)	-
Proceeds from sale of series C preferred stock	1,330,000	-
Proceeds from exercise of stock options	-	19,185
Proceeds from note payable	156,200	25,000
Repayment of note payable	-	(25,000)
Repayment of convertible note payable	(393,215)	(238,080)
Proceeds from convertible notes payable	100,000	574,250

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,029,223	1,262,355

NET INCREASE (DECREASE) IN CASH	246,196	(51,356)

CASH, beginning of year	77,211	128,567

CASH, end of year	$323,407	$77,211

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$130,399	$37,339
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as prepaid for services	$133,000	$161,460
Common stock issued for accrued compensation	$24,250	$364,000
Series B preferred stock issued for accrued compensation	$318,969	$108,000
Common stock issued for accounts payable	$6,058	$-
Common stock issued for conversion of debt and accrued interest	$188,529	$12,000
Common stock issued for conversion of Series A preferred shares and related dividends	$215,424	$-
Preferred stock dividend accrued	$8,508	$-
Deemed dividend related to beneficial conversion feature of Series C preferred shares	$1,525,873	$-
Reclassification of put premium to equity	$49,543	$-
Increase in debt discount and derivative liability	$85,502	$320,351
Increase in debt discount and paid-in capital for warrants	$14,498	$61,899
Increase in right of use asset and lease liability	$-	$74,296

See accompanying notes to consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of organization

C-Bond Systems, Inc. and its subsidiaries (the “Company”) is a materials development company and sole owner, developer and manufacturer of the patented C-Bond technology. The Company is engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality and sustainability of brittle material systems. The Company’s present primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally. Additionally, the Company has expanded its product line to include disinfection products. The Company operates in two divisions: C-Bond Transportation Solutions, which sells a windshield strengthening water repellent solution as well as a disinfection product, and C-Bond Safety Solutions, which sells multi-purpose glass strengthening primer and window film mounting solutions, ballistic-resistant film systems and disinfection products.

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

The Merger was treated as a reverse merger and recapitalization of C-Bond Systems, LLC for financial reporting purposes since the C-Bond Systems LLC members retained an approximate 87% controlling interest in the post-merger consolidated entity. C-Bond Systems, LLC is considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger have been replaced with the historical financial statements of C-Bond Systems, LLC and Subsidiaries before the Merger in future filings with the SEC. The balance sheets at their historical cost basis of both entities are combined at the merger date and the results of operations from the merger date forward will include the historical results of C-Bond Systems, LLC and its subsidiaries and results of C-Bond Systems, Inc. from the merger date forward. The Merger was intended to be treated as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

Basis of presentation and principles of consolidation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiary, C-Bond Systems, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $4,434,443 and $7,240,740 for the years ended December 31, 2020 and 2019, respectively. The net cash used in operations was $1,783,027 and $1,313,711 for the years ended December 31, 2020 and 2019, respectively. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $45,968,839, $3,167,220 and $1,414,268, respectively, on December 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the years ended December 31, 2020 and 2019 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete or slow moving inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the estimate of the fair value of the right of use asset and lease liability, the valuation of redeemable and mandatorily redeemable preferred stock, the fair value of derivative liabilities, the value of beneficial conversion features, and the fair value of non-cash equity transactions.

Fair value of financial instruments and fair value measurements

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (the “FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2020. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

Assets and liabilities measured at fair value on a recurring basis on December 31, 2020 and 2019 is as follows:

	On December 31, 2020			On December 31, 2019
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	$-	$-	$-	$-	$-	$890,410

A roll forward of the level 3 valuation financial instruments is as follows:

	For the Year Ended December 31,
	2020	2019
Balance at beginning of period	$890,410	$-
Initial valuation of derivative liabilities included in debt discount	85,502	320,351
Initial valuation of derivative liabilities included in derivative expense	160,416	516,634
Gain on extinguishment of debt related to repayment/conversion of debt	(1,066,535)	-
Change in fair value included in derivative expense	(69,793)	53,425
Balance at end of period	$-	$890,410

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of December 31, 2020 and 2019.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

Shipping and handling costs

Shipping and handling costs incurred for product shipped to customers are included in general and administrative expenses and amounted to $49,515 and $33,151 for the year ended December 31, 2020 and 2019, respectively. Shipping and handling costs charged to customers are included in sales.

Warranty liability

The Company provides limited warranties on its products for product defects for periods ranging from 12 months to the life of the product. Warranty costs may include the cost of product replacement, refunds, labor costs and other costs. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 12 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying consolidated balance sheets and amounted $26,833 and $26,933 at December 31, 2020 and 2019, respectively. For the year ended December 31, 2020 and 2019, warranty expense amounted to $0 and $4,650, respectively, and is included in cost of sales on the accompanying consolidated statements of operations. For the year ended December 31, 2020 and 2019, a roll forward of warranty liability is as follows:

	For the Year Ended December 31,
	2020	2019
Balance at beginning of period	$26,933	$24,190
Increase in estimated warranty liability	-	4,650
Warranty expenses incurred	(100)	(1,907)
Balance at end of period	$26,833	$26,933

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

Research and development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and includes costs such as labor, materials, and other allocated costs incurred. For the year ended December 31, 2020 and 2019, research and development costs incurred in the development of the Company’s products were $16,627 and $31,057, respectively, and are included in operating expenses on the accompanying consolidated statements of operations.

Advertising costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the year ended December 31, 2020 and 2019, advertising costs charged to operations were $46,276 and $36,238, respectively and are included in general and administrative expenses on the accompanying consolidated statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which have been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2020 and 2019, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2016. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of December 31, 2020 and 2019.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under ASU 2016-09 Improvements to Employee Share-Based Payment.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

All potentially dilutive common shares were excluded from the computation of diluted common shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	December 31, 2020	December 31, 2019
Convertible notes	-	14,333,333
Stock options	8,445,698	8,445,698
Warrants	2,050,000	2,050,000
Series A preferred stock	-	3,283,951
Series B preferred stock	68,166,032	3,600,000
Series C preferred stock	211,111,111	-
Non-vested, forfeitable common shares	23,826,926	17,475,299

Segment reporting

During the year ended December 31, 2020 and 2019, the Company operated in one business segment.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements.

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

NOTE 3 – ACCOUNTS RECEIVABLE

On December 31, 2020 and 2019, accounts receivable consisted of the following:

	December 31, 2020	December 31, 2019
Accounts receivable	$282,177	$151,989
Less: allowance for doubtful accounts	(202,480)	-
Accounts receivable, net	$79,697	$151,989

For the years ended December 31, 2020 and 2019, bad debt expense amounted to $202,480 and $992, respectively.

NOTE 4 – INVENTORY

On December 31, 2020 and 2019, inventory consisted of the following:

	December 31, 2020	December 31, 2019
Raw materials	$24,477	$12,250
Finished goods	52,723	2,570
Inventory	$77,200	$14,820

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 5 – PROPERTY AND EQUIPMENT

On December 31, 2020 and 2019, property and equipment consisted of the following:

	Useful Life	2020	2019

Machinery and equipment	5 - 7 years	$50,722	$52,184
Furniture and office equipment	3 - 7 years	30,245	45,063
Vehicles	5 years	55,941	68,341
Leasehold improvements	3 years	16,701	16,701
		153,609	182,289
Less: accumulated depreciation		(134,926)	(149,513)
Property and equipment, net		$18,683	$32,776

For the years ended December 31, 2020 and 2019, depreciation and amortization expense is included in general and administrative expenses and amounted to $14,093 and $24,629, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

2019

From February 13, 2019 to May 15, 2019, the Company entered into four Securities Purchase Agreements (the “SPAs”) with an Accredited Investor (“Investor”) for the purchase of a Convertible Promissory Notes in the aggregate principal amount of $244,800 and received net proceeds of $192,000, net of original issue discount of $40,800 and net of origination fees of $12,000.  These Notes bore interest rate ranging from 4% per annum to 12% per annum and were due and payable through May 2020.  The Notes were convertible by the Investor after six months from each respective Note date into shares of the Company’s common stock at a price equal to 81% of the average of the lowest two closing bid prices of the common stock as reported on the OTC Link ATS owned by OTC Markets Group for the 10 prior trading days. The Company may prepay the Notes at any time prior to the six-month anniversary, subject to pre-payment charges as detailed in the Notes. The SPAs and Notes contained customary representations, warranties and covenants, including certain restrictions on the Company’s ability to sell, lease or otherwise dispose of any significant portion of its assets. Investor also had the right of first refusal with respect to any future equity (or debt with an equity component) offerings of less than $100,000 conducted by the Company until the six-month anniversary of the Note. During 2019, the Company accounted for these convertible promissory notes as stock settled debt under ASC 480 and recorded an aggregate debt premium of $57,423 with a charge to interest expense. On August 15, 2019, the Company issued 295,567 shares of its common stock upon conversion of principal balance of $12,000. On September 6, 2019, the Company satisfied in full all remaining convertible promissory note obligations with this accredited investor including all Notes in the amount of $232,800 and accrued interest of $7,624 for a cash payment of $238,080. Additionally, in connection with this debt extinguishment, in 2019, the Company reversed all put premiums recorded of $57,423 and remaining debt discounts of $28,758 and recorded a gain on debt extinguishment of $31,009.

On September 6, 2019 and on December 9, 2019, the Company closed on Securities Purchase Agreements (the “September and December 2019 SPAs”) with an accredited investor. Pursuant to the terms of the September 6, 2019 and December 9, 2019 SPAs, the Company issued and sold to this investor convertible promissory notes in the aggregate principal amount of $430,000 and warrants to purchase up to 1,050,000 shares of the Company’s common stock. The Company received net proceeds of $382,250, net of original issue discount of $45,000 and origination fees of $2,750. These Notes bore interest at 12% per annum. The September 6, 2019 Note was due and payable on June 6, 2020 and the December 9, 2019 Note was due and payable on September 9, 2020. The September 6, 2019 Note and the December 9, 2019 Note were repaid in full on September 11, 2020.

2020

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

In accordance with the September and December 2019 SPAs, the March 2020 SPA, the April 2020 SPA and the related convertible promissory Notes, subject to the adjustments as defined in the respective SPA and Note, the conversion price (the “Conversion Price”) equaled the lesser of: (i) the lowest Trading Price (as defined below) during the previous twenty-five Trading Day period ending on the latest complete Trading Day prior to the date of this Note, and (ii) the Variable Conversion Price (as defined below) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company). The “Variable Conversion Price” meant 60% multiplied by the Market Price (as defined herein) (representing a discount rate of 40%). “Market Price” meant the lowest Trading Price (as defined below) for the Company’s common stock during the twenty-five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” meant, for any security as of any date, the lesser of: (i) the lowest trade price on the applicable trading market as reported by a reliable reporting service (“Reporting Service”) designated by the Holder or (ii) the closing bid price on the applicable trading market as reported by a Reporting Service designated by the Holder. The Company had the option to prepay the Note at any time prior to its six-month anniversary, subject to pre-payment charges as detailed in the Note, which it did on August 24, 2020.

The September and December 2019 SPAs, the March 2020 SPA, the April 2020 SPA and the related Notes contained customary representations, warranties and covenants, including certain restrictions on the Company’s ability to sell, lease or otherwise dispose of any significant portion of its assets. The Investor also had the right of first refusal with respect to any future equity offerings (or debt with an equity component) conducted by the Company until the 12-month anniversary of the Closing. The September and December 2019 SPAs, the March 2020 SPA, the April 2020 SPA and the related Notes also provided for certain events of default, including, among other things, payment defaults, breaches of representations and warranties, bankruptcy or insolvency proceedings, delinquency in periodic report filings with the Securities and Exchange Commission, and cross default with other agreements. Upon the occurrence of an event of default, this investor could declare the outstanding obligations due and payable at significant applicable default rates and take such other actions as set forth in the Notes.

The Warrants are exercisable at any time on or after the date of the issuance and entitles this investor to purchase shares of the Company’s common stock for a period of five years from the initial date the warrants become exercisable. Under the terms of the Warrants, the holder is entitled to exercise Warrants to purchase up to an aggregate of 1,050,000 shares of the Company’s common stock at a fixed exercise price of $0.01. On January 7, 2021, the Company issued 1,008,000 shares of its common stock in connection with the cashless exercise of the 1,050,000 warrants. The exercise price was based on contractual terms of the related warrant.

These Notes and related Warrants included a down-round provision under which the Notes conversion price and warrant exercise price could have been affected by future equity offerings undertaken by the Company.

In connection with the issuance of the September and December 2019 Notes, the March 2020 Note and the April 2020 Note, the Company determined that the terms of the Note contain terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of ASC 815-40 - Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion options contained in the convertible instruments were bifurcated and accounted for as derivative liability at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives was determined using the Binomial valuation model. At the end of each period and on the date that debt is converted into common shares, the Company revalues the embedded conversion option derivative liabilities.

In connection with the issuance of the September and December 2019 Notes, during the year ended December 31, 2019, on the initial measurement date, the fair values of the embedded conversion option derivative of $836,985 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Note of $320,351, with the remainder of $516,634 charged to current period operations as initial derivative expense. At the end of the period, the Company revalued the embedded conversion option derivative liabilities and recorded a derivative expense of $53,425, In connection with the revaluation and the initial derivative expense, the Company recorded an aggregate derivative expense of $570,059 during the year ended December 31, 2019.

In connection with the issuance of the March 30, 2020 and April 23, 2020 Notes, in March and April 2020, on the initial measurement dates, the fair values of the embedded conversion option derivatives of $245,918 was recorded as a derivative liability and was allocated as a debt discount up to the net proceeds of the Notes of $85,502, with the remainder of $160,416 charged to current period operations as initial derivative expense. During the year ended December 31, 2020, at the end of each period and upon conversion or repayment, the Company revalued the embedded conversion option derivative liabilities and recorded a derivative gain of $69,793. In connection with the revaluation and the initial derivative expense, the Company recorded an aggregate derivative expense of $90,623 during the year ended December 31, 2020.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

In connection with the warrants issued in connection with the September and December 2019 SPAs, the March 2020 SPA, the April 2020 SPA, the Company determined that the terms of the warrants contain terms that are fixed monetary amounts at inception and, accordingly, the warrants were not considered derivatives. The fair value of the warrants was determined using the Binomial valuation model. In connection with the issuance of the 2019 warrants, on the initial measurement date, the relative fair value of the warrants of $61,899 was recorded as a debt discount and an increase in paid-in capital. In connection with the issuance of the March 2020 and April 2020 warrants, on the initial measurement date, the relative fair value of the warrants of $14,498 was recorded as a debt discount and an increase in paid-in capital.

During the years ended December 31, 2020 and 2019, the fair value of the derivative liabilities and warrants was estimated using the Binomial valuation model with the following assumptions:

	2020	2019
Dividend rate	—	—%
Term (in years)	0.25 to 5.00 years	0.69 to 5.00 years
Volatility	293.4% to 345.7%	275.8 to 317.5%
Risk—free interest rate	0.12% to 0.39%	1.56% to 1.75%

During the year ended December 31, 2020, the Company issued 37,171,800 shares of its common stock upon the conversion of principal of $152,285, accrued interest of $36,244 and fees of $2,500. Additionally, the Company repaid principal of $393,215 and accrued interest of $15,917. Upon conversion, exercise or repayment, the respective derivative liabilities were marked to fair value at the conversion, repayment or exercise date and then the related fair value amount of $1,066,535 was reclassified to other income as part of gain or loss on extinguishment. Additionally, upon repayment, the Company and Investor agreed to cancel 288,750 warrants and agreed to modify the exercise price of the remaining warrants to $0.01 per share (see Note 8 - warrants). Since the fair value of the warrants using the new exercise price was less than the initial fair value amount, no additional expense was recorded (see Note 8 – warrants).

As of December 31, 2020, all of these convertible notes were either converted or repaid off resulting in a zero balance.

For the year ended December 31, 2020 and 2019, interest expense related to convertible notes and warrants amounted to $551,100 and $237,445, including amortization of debt discount and debt premium charged to interest expense of $409,668 and $217,298, respectively.

The weighted average interest rate on the above notes and notes payable – related party (see note 7) during the years ended December 31, 2020 and 2019 was 13.2% and 14.9%, respectively.

On December 31, 2020 and 2019, convertible notes consisted of the following:

	December 31, 2020	December 31, 2019
Principal amount	$-	$430,000
Less: unamortized debt discount	-	(294,167)
Convertible notes payable, net	$-	$135,833

NOTE 7 – NOTES PAYABLE

On November 14, 2018, the Company entered into a Revolving Credit Facility Loan and Security Agreement (“Loan Agreement”) and a Secured Promissory Note (the “Note”) with BOCO Investments, LLC (the “Lender”), who was a beneficial shareholder of the Company through December 31, 2019. Subject to and in accordance with the terms and conditions of the Loan Agreement and the Note, the Lender agrees to lend to the Company up to $400,000 for use as working capital and to assist in inventory acquisition. The Lender loaned the Company $400,000 in 2018. The Company should have repaid all principal, interest and other amounts outstanding on or before November 14, 2020. The Company’s obligations under the Loan Agreement and the Note are secured by a first-priority security interest in substantially all of the Company’s assets (the “Collateral”). The outstanding principal advanced to Company pursuant to the Loan Agreement bore interest at the rate of 12% per annum, compounded annually through the default date.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

Commencing on January 10, 2019 and on or before the l0th day of each month thereafter, the Company shall pay Lender all interest accrued on outstanding principal under the Loan Agreement and Notes as of the end of the month then concluded. Upon the occurrence of any Event of Default and at any time thereafter, Lender may, at its option, declare any and all Obligations immediately due and payable without demand or notice. As of December 31, 2020 and 2019, the Company did not meet the Minimum Asset Amount covenant as defined in the Loan Agreement, failed to timely pay interest payments due, and has violated other default provisions. Accordingly, the note balance due of $400,000 has been reflected as a current liability on the accompanying consolidated balance sheets. As of December 31, 2019, this note payable was included in note payable – related party on the accompanying consolidated balance sheet, As of December 31, 2020, this note payable was reclassified to notes payable on the accompanying consolidated balance sheet.

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

For the years ended December 31, 2020 and 2019, interest expense related to this Note amounted to $72,198 and $72,000, respectively.

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

On April 28, 2020, the Company entered into a Paycheck Protection Program Promissory Note (the “PPP Note”) with respect to a loan of $156,200 (the “PPP Loan”) from Comerica Bank. The PPP Loan was obtained pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES act”) administered by the U.S. Small Business Administration (“SBA”). The PPP Loan matures on April 28, 2022 and bears interest at a rate of 1.00% per annum. The PPP Loan is payable in 18 equal monthly payments of approximately $8,900 commencing November 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Company may apply to have the loan forgiven pursuant to the terms of the PPP if certain criteria are met. For the year ended December 31, 2020, interest expense related to this Note amounted to $1,061.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

On December 31, 2020 and 2019, notes payable consisted of the following:

	December 31, 2020	December 31, 2019
Note payable – related party	$-	$400,000
Note payable	400,000	-
Note payable _ PPP note	156,200	-
Total notes payable	556,200	400.000
Less: current portion of notes payable	(521,138)	(400,000)
Notes payable – long-term	$35,062	$-

NOTE 8 - SHAREHOLDERS’ DEFICIT

Preferred Stock

Series A Preferred stock

On October 16, 2019, the Company filed an Amendment to its Articles of Incorporation to designate a series of preferred stock, the Series A Convertible Preferred Stock, with the Secretary of State of the State of Colorado. The Certificate of Designation established 800,000 shares of the Series A Preferred Stock, par value $0.10, having such designations, preferences, and rights as determined by the Company’s Board of Directors in its sole discretion, in accordance with the Company’s Articles of Incorporation and Amended and Restated Bylaws. The Certificate of Designations, Preferences, Rights, and Limitations of Series A Convertible Preferred Stock (“Certificate of Designations”) provides that the Series A Convertible Preferred Stock shall have no right to vote on any matters on which the common shareholders are permitted to vote. The Series A Convertible Preferred Stock ranks senior with respect to dividends and right of liquidation to the Company’s common stock and junior with respect to dividends and right of liquidation to all existing and future indebtedness of the Company and existing and outstanding preferred stock of the Company. Each share of Series A Preferred Stock shall have a stated value of $1.00 (the “Stated Value”).

Each share of Series A Preferred Stock carried an annual dividend in the amount of 4% of the Stated Value (the “Dividend Rate”), which shall be cumulative and compounded daily, payable solely upon redemption, liquidation or conversion. Upon the occurrence of an Event of Default, the Dividend Rate shall automatically increase to 22%.

At any time during the periods set forth on the table immediately following this paragraph (the “Redemption Periods”) provided that an Event of Default has not occurred, the Company had the right, at the Company’s option, to redeem all or any portion of the shares of Series A Preferred Stock for an amount equal to (i) the total number of Series A Preferred Stock held by the applicable Holder multiplied by (ii) the Stated Value plus the Adjustment Amount, (the “Optional Redemption Amount”). The Adjustment Amount shall equal to any accrued but unpaid dividends, the default adjustment amounts, as defined in the Certificate of Designation, if applicable, failure to deliver fees, if any, and any other fees as set forth in the Certificate of Designation. After the expiration of 180 days following the Issuance Date of the applicable shares of Series A Preferred Stock, the Company had no right of redemption.

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

December 31, 2020 and 2019

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

The Company accounted for the Series A Preferred Stock as stock settled debt under ASC 480 due to mandatory redemption and during the year ended December 31, 2020 and 2019, the Company recorded an aggregate debt premium of $42,553 and $31,197 with a charge to interest expense, respectively.

During October and November 2019, the Company entered into a Series A Preferred Stock Purchase Agreements with accredited investors whereby the investors agreed to purchase an aggregate of 159,600 unregistered shares of the Company’s Series A Preferred stock, par value $0.10 for $133,000, or $0.833 per share. During October and November 2019, the Company received the cash proceeds of $127,000, net of fees of $6,000. This discount of $6,000 was recognized and was amortized to interest expense over the redemption terms of the Series A preferred shares or the date that the debt is convertible into common shares, whichever is shorter.

During the year ended December 31, 2020, the Company entered into Series A Preferred Stock Purchase Agreements with an accredited investor whereby the investor agreed to purchase an aggregate of 154,800 unregistered shares of the Company’s Series A Preferred stock, par value $0.10 for $129,000, or $0.833 per share. During the year ended December 31, 2020, the Company received cash proceeds of $120,000, net of fees of $9,000. This discount of $9,000 was recognized and was amortized to interest expense over the redemption terms of the Series A preferred shares or the date that the debt is convertible into common shares, whichever is shorter.

For the year ended December 31, 2020 and 2019, amortization of discount charged to interest expense amounted to $14,333 and $667, respectively. On December 31, 2019, the Company has accrued $934 of interest on these liabilities which is included in mandatorily redeemable convertible Series A preferred stock liability on the accompanying consolidated balance sheet. During the year ended December 31, 2020, the Company accrued a dividend payable of $4,852 which was included in interest expense on the accompanying consolidated statement of operations. As of December 31, 2020, the Company had paid or converted into common stock all accrued dividends due.

During the year ended December 31, 2020, the Company issued 16,132,701 shares its common stock upon the conversion of 211,200 shares of Series A preferred with a stated redemption value of $211,200 and related accrued dividends payable of $4,224. The conversion price was based on contractual terms of the related Series A preferred shares. Upon conversion, the Company reclassified put premium of $49,543 to paid-in capital. Additionally, on August 24, 2020, the Company settled with the investor and redeemed the remaining 103,200 Series A preferred shares for a cash payment of $117,047 which included the redemption of stated value of $103,200, accrued dividends of $1,562, and a redemption penalty of $12,285 which was included in interest expense on the accompanying consolidated statement of operations. Additionally, upon repayment, the Company wrote off the remaining put premium balance of $24,207 and recorded a gain on extinguishment of $24,207.

On August 24, 2020, the Company filed a Certificate of Elimination with the State of Colorado to eliminate the Series A preferred stock.

The Company classified the Series A Preferred Stock as a liability in accordance with ASC Topic No. 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments were treated as a component of interest expense in the accompanying consolidated statements of operations.

The mandatorily redeemable Series A preferred stock was recorded at the liquidation preference, less unamortized discounts plus the debt premium and accrued dividends due, on the Company’s accompanying consolidated balance sheet as of December 31, 2019 which in total exceeded the redemption value. As of December 31, 2020, the net Series A Preferred Stock balance was $0 and fully redeemed. The Company recognized interest expense on the Series A Preferred Stock of $126,423 for the year ended December 31, 2020, which includes accretion expense, put premium on stock-settled debt, accrued dividends, amortization of offering costs and redemption penalties paid.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

Series B Convertible Preferred Stock

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

The Series B is convertible into common stock at the option of a holder or if the closing price of the common stock exceeds 400% of the Conversion Price for a period of twenty consecutive trading days, at the option of the Company. Conversion Price means a price per share of the common stock equal to 100% of the lowest daily volume weighted average price of the common stock during the two years preceding or subsequent two years following the Issuance Date, subject to adjustment as otherwise provided in the Certificate of Designations (the “Conversion Price”).

In the event of a conversion of any Series B, the Company shall issue to the holder a number of shares of common stock equal to the sum of the Stated Value plus accrued but unpaid dividends multiplied by the number of shares of Series B Preferred Stock being converted divided by the Conversion Price.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

On December 12, 2019, the Board of Directors of the Company agreed to satisfy $108,000 of accrued compensation owed to its directors and executive officers (collectively, the “Management”) through a Liability Reduction Plan (the “Plan”). Under this Plan, Management agreed to accept 108 shares of the Company’s Series B convertible preferred stock in settlement of accrued compensation.

On December 21, 2020, the Board of Directors of the Company agreed to satisfy $318,970 of accrued compensation owed to its directors and executive officers (collectively, the “Management”) through a Liability Reduction Plan (the “Plan”). Under this Plan, Management agreed to accept 319 shares of the Company’s Series B convertible preferred stock in settlement of accrued compensation.

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

The Company concluded that the Series B Preferred Stock represented an equity host and, therefore, the redemption feature of the Series B Preferred Stock was not considered to be clearly and closely related to the associated equity host instrument. However, the redemption features did not meet the net settlement criteria of a derivative and, therefore, were not considered embedded derivatives that required bifurcation. The Company also concluded that the conversion rights under the Series B Preferred Stock were clearly and closely related to the equity host instrument. Accordingly, the conversion rights feature on the Series B Preferred Stock were not considered an embedded derivative that required bifurcation. The conversion feature of the Series B Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series B Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, during the year ended December 31, 2020, the Company immediately recorded non-cash stock-based compensation of $1,048,143 related to the beneficial conversion feature arising from the issuance of Series B Preferred Stock. This non-cash stock-based compensation increased the Company’s net loss attributable to common stockholders and net loss per share.

During the year ended December 31, 2020, the Company accrued a dividend payable of $2,476 which was included in preferred stock dividends on the accompanying consolidated statement of shareholders’ deficit. As of December 31, 2020, the net Series B Preferred Stock balance was $429,446 which includes stated liquidation value of $426,970 and accrued dividends payable of $2,476. As of December 31, 2019, the net Series B Preferred Stock balance was $108,000 which includes stated liquidation value of $108,000.

Series C Convertible Preferred Stock

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

The Company has no option to redeem the Series C Preferred Stock. If the Company determines to liquidate, dissolve or wind-up its business and affairs, or effect any Deemed Liquidation Event as defined below, each of which has been approved by the holders of a majority of the shares of Series C Preferred Stock then outstanding, the Company will redeem all of the shares of Series C Preferred Stock outstanding immediately prior to such mandatory redemption event at a price per share of Series C Preferred Stock equal to the aggregate Series C Liquidation Value, which is 150% of the sum of the Stated Value plus accrued and unpaid dividends, for the shares of Series C Preferred Stock being redeemed.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

The Company will deliver ten-day advance written notice prior to the consummation of any mandatory redemption event via email or overnight courier (“Notice of Mandatory Redemption”) to each Holder whose shares are to be redeemed. The Series C is subject to redemption at liquidation Value noted above by the Company. Upon receipt by any Holder of a Notice of Mandatory Redemption, if Holder does not choose to convert, such Holder will promptly submit to the Company such Holder’s Series C Preferred Stock certificates on the Redemption Payment Date. Upon receipt of such Holder’s Series C Preferred Stock certificates, the Company will pay the applicable redemption price to such Holder in cash. A “Deemed Liquidation Event” will mean: (a) a merger or consolidation in which the Company is a constituent party or a subsidiary of the Company is a constituent party and the Company issues shares of its capital stock pursuant to such merger or consolidation, except any such merger or consolidation involving the Company or a subsidiary in which the shares of capital stock of the Company outstanding immediately prior to such merger or consolidation continue to represent, or are converted into or exchanged for shares of capital stock that represent, immediately following such merger or consolidation, at least a majority, by voting power, of the capital stock of the surviving or resulting corporation or, if the surviving or resulting corporation is a wholly-owned subsidiary of another corporation immediately following such merger or consolidation, the parent corporation of such surviving or resulting corporation; or (b) the sale, lease, transfer, exclusive license or other disposition, in a single transaction or series of related transactions, by the Company or any subsidiary of the Company of all or substantially all the assets of the Company and its subsidiaries taken as a whole, or the sale or disposition (whether by merger or otherwise) of one or more subsidiaries of the Company if substantially all of the assets of the Company and its subsidiaries taken as a whole are held by such subsidiary or subsidiaries, except where such sale, lease, transfer, exclusive license or other disposition is to a wholly owned subsidiary of the Company. Since the Company has determined that a deemed liquidation event is not probable, the Series C is stated at the Stated Value plus accrued and unpaid dividends rather than redemption value, which is liquidation value.

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

During the three months ended December 31, 2020, the Company entered into subscription agreements with an accredited investor whereby the investor agreed to purchase an aggregate of purchase 7,000 shares of the Company’s Series C Convertible Preferred Stock for $700,000, or $100.00 per share (the “Stated Value”), which were used from working capital purposes.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

The Company concluded that the Series C Preferred Stock represented an equity host and, therefore, the redemption feature of the Series C Preferred Stock was not considered to be clearly and closely related to the associated equity host instrument. However, the redemption features did not meet the net settlement criteria of a derivative and, therefore, were not considered embedded derivatives that required bifurcation. The Company also concluded that the conversion rights under the Series C Preferred Stock were clearly and closely related to the equity host instrument. Accordingly, the conversion rights feature on the Series C Preferred Stock were not considered an embedded derivative that required bifurcation. The conversion feature of the Series C Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series C Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, during the year ended December 31, 2020, the Company immediately recorded a non-cash deemed dividend of $1,525,873 related to the beneficial conversion feature arising from the issuance of Series C Preferred Stock. This non-cash deemed dividend increased the Company’s net loss attributable to common stockholders and net loss per share.

During the year ended December 31, 2020, the Company accrued a dividend payable of $6,031 which was included in preferred stock dividends on the accompanying consolidated statement of shareholders’ deficit. As of December 31, 2020, the net Series C Preferred Stock balance was $1,336,031 which includes stated value of $1,330,000 and accrued dividends payable of $6,031.

Common Stock

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

In connection with a subscription agreement dated December 31, 2020, the Company received cash proceeds of $100,000 from an investor for the purchase of 1,851,852 shares of the Company’s common stock at $0.054 per share.

Issuance of common shares for professional fees

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

On March 14, 2019, the Company entered into an Advisory Board Agreement and a related Restricted Stock Award Agreement with an advisor (the “Advisor”) to act as a member of the Company’s advisory board. The Advisory Board Agreement has a term of one year and will renew automatically unless terminated by either party. In connection with this advisory agreement, the Company issued 200,000 restricted common shares of the Company to the Advisor under its 2018 Long Term Incentive Plan. These shares will vest on the first anniversary date of the Restricted Stock Award Agreement. If the Advisor’s employment is terminated for any reason, these shares will immediately be forfeited. In the event of a change of control, the employee shall be 100% vested in all shares of restricted shares subject to these Agreements. These shares were valued at $32,000, or $0.16 per common share, based on quoted closing price on the date of grant. In connection with this Advisory Board Agreement, during the years ended December 31, 2020 and 2019, the Company recorded stock-based professional fees of $6,667 and $25,333, respectively.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

On February 20, 2020 and effective March 1, 2020, the Company entered into a six-month consulting agreement with an entity for investor relations services. In connection with this consulting agreement, the Company issued 1,250,000 restricted common shares of the Company to the consultant. These shares vest immediately. These shares were valued at $50,000, or $0.04 per common share, based on contemporaneous common share sales by the Company. In connection with this consulting agreement, during the year ended December 31, 2020, the Company recorded stock-based professional fees of $50,000.

On March 31, 2020 and effective April 1, 2020, the Company entered into two one-year advisory board agreements with two individuals for services to be rendered on the Company’s medical advisory board. In connection with these advisory board agreements, the Company issued an aggregate of 500,000 restricted common shares of the Company to these advisory board members. These shares vest on April 1, 2021. These shares were valued at $20,000, or $0.04 per common share, based on contemporaneous common share sales by the Company. In connection with this consulting agreement, during the year ended December 31, 2020, accretion of stock-based consulting fees amounted to $15,000 and the remaining stock-based consulting fees of $5,000 shall be accreted over the remaining vesting period.

On July 1, 2020, the Company entered into a six-month consulting agreement with an entity for investor relations services. In connection with this consulting agreement, the Company issued 500,000 restricted common shares of the Company to the consultant. These shares vest immediately. These shares were valued at $6,500, or $0.013 per common share, based on contemporaneous common share sales by the Company. In connection with this consulting agreement, during the year ended December 31, 2020, the Company recorded stock-based professional fees of $6,500.

On October 1, 2020, the Company entered into a patent expense reimbursement agreement. In connection with this agreement, the Company issued 25,000 restricted common shares of the Company to this entity. These shares were valued at $275, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with this agreement, the Company recorded research and development expense of $275.

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

On October 7, 2020, the Company entered into a six-month consulting agreement for investor relations services to be rendered. In connection with this consulting agreement, the Company issued 9,000,000 restricted common shares of the Company to this consultant. These shares were valued at $76,500, or $0.0085 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with this consulting agreement, during the year ended December 31, 2020, the Company recorded stock-based professional fees of $38,250 and as of December 31, 2020, recorded prepaid expenses of $38.250 which will be amortized into stock-based consulting fees over the remaining term of the agreement.

On October 9, 2020, the Company issued 500,000 shares of its common stock for strategic consulting services to be rendered. These shares were valued at $6,000, or $0.012 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with this consulting agreement, during the year ended December 31, 2020, the Company recorded stock-based professional fees of $6,000 since there was no defined term of the agreement.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

Issuance of common shares for stock-based compensation

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

In November 2019, the Company entered into restricted stock award agreements with two employees. Pursuant to these restricted stock award agreements, the Company agreed to grant restricted stock awards for an aggregate of 1,300,000 common shares of the Company which were valued at $65,000, or $0.05 per common share, based on contemporaneous common share sales. These shares will vest on May 1, 2021. If the employee’s employment is terminated for any reason, these shares will immediately be forfeited. In the event of a change of control, the employee shall be 100% vested in all shares of restricted shares subject to these Agreements. Each employee shall have the right to vote the restricted shares awarded to them and to receive and retain all regular dividends paid in cash or property (other than retained distributions), and to exercise all other rights, powers and privileges of a holder of shares of the stock, with respect to such restricted shares, with the exception that (a) the employee shall not be entitled to delivery of the stock certificate or certificates or electronic book entries representing such restricted shares until the shares are vested, (b) the Company shall retain custody of all retained distributions made or declared with respect to the restricted shares until such time, if ever, as the restricted shares have become vested, and (c) the employee may not sell, assign, transfer, pledge, exchange, encumber, or dispose of the restricted shares. In connection with these shares, the Company recorded stock-based compensation over the vesting period, which is included in the aggregate accretion of stock-based compensation reflected below. These shares shall be considered outstanding for legal purposes but shall be excluded from basic earnings per share until vesting occurs.

On April 1, 2020, the Company entered into an employment agreement with an accounting manager. Pursuant to this employment agreement, the Company agreed to grant a restricted stock award of 200,000 common shares of the Company which will vest on May 1, 2021. If the employee’s employment is terminated without cause or for good reason (both as defined in the employment agreement), or a change of control event (as defined in the employment agreement) occurs, these shares will immediately vest. For any other termination of employment, unvested restricted stock shall immediately terminate. These shares were valued on the date of grant at $8,000, or $0.04 per common share, based on contemporaneous common share sales. In connection with these shares, the Company recorded stock-based compensation over the vesting period, which is included in the aggregate accretion of stock-based compensation reflected below.

On April 28, 2020, the Company entered into restricted stock award agreements (the “April 2020 Restricted Stock Award Agreements”) with executive officers and employees. Pursuant to the April 2020 Restricted Stock Award Agreements, the Company agreed to grant restricted stock awards for an aggregate of 6,750,000 common shares of the Company which were valued at $270,000, or $0.04 per common share, based on contemporaneous common share sales. These shares will vest on May 1, 2021. If the employee’s employment is terminated for any reason, these shares will immediately be forfeited. In the event of a change of control, the employee shall be 100% vested in all shares of restricted shares subject to these Agreements. Each executive officer and employee shall have the right to vote the restricted shares awarded to them and to receive and retain all regular dividends paid in cash or property (other than retained distributions), and to exercise all other rights, powers and privileges of a holder of shares of the stock, with respect to such restricted shares, with the exception that (a) the employee shall not be entitled to delivery of the stock certificate or certificates or electronic book entries representing such restricted shares until the shares are vested, (b) the Company shall retain custody of all retained distributions made or declared with respect to the restricted shares until such time, if ever, as the restricted shares have become vested, and (c) the employee may not sell, assign, transfer, pledge, exchange, encumber, or dispose of the restricted shares. In connection with these shares, the Company shall record stock-based compensation over the vesting period, which is included in the aggregate accretion of stock-based compensation reflected below.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

The following table summarizes activity related to non-vested shares:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2018	5,998,672	$0.61
Granted	12,000,000	0.05
Forfeited	(323,373)	(0.59)
Non-vested, December 31, 2019	17,675,299	0.23
Granted	7,450,000	0.04
Shares vested	(1,298,373)	(0.41)
Non-vested, December 31, 2020	23,826,926	$0.16

During the year ended December 31, 2020 and 2019, aggregate accretion of stock-based compensation expense on granted non-vested shares amounted to $446,064 and $2,068,368, respectively. Total unrecognized compensation expense related to these unvested common shares on December 31, 2020 amounted to $110,650 which will be amortized over the remaining vesting period through May 1, 2021.

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

During the year ended December 31, 2020, the Company issued 37,171,800 shares of its common stock upon the conversion of convertible notes with bifurcated embedded conversion option derivatives including principal of $152,285, accrued interest of $36,244, and fees of $2,500. The conversion price was based on contractual terms of the related debt. The Company accounted for the partial conversion of these convertible notes pursuant to the guidance of ASC 470-20, Debt with Conversion and Other Options. Under ASC 470-20, the Company recognized an aggregate loss on debt extinguishment upon conversion in the amount of $297,919 which is related to the principal amount only and is associated with the difference between the fair market value of the shares issued upon conversion of $450,204 and the conversion price and is equal to the fair value of the additional shares of common stock transferred upon conversion.

Common Stock Issued for Conversion of Series A Preferred Shares

During the year ended December 31, 2020, the Company issued 16,132,701 shares its common stock upon the conversion of 211,200 shares of Series A preferred with a stated redemption value of $211,200 and related accrued dividends payable of $4,224. The conversion price was based on contractual terms of the related Series A preferred shares. Upon conversion, the Company reclassified put premium of $49,543 to paid-in capital.

Common shares issued for exercise of stock options

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

On July 29, 2019, the Company’s Chief Executive Officer, elected to convert $40,000 of deferred compensation owed to him into 800,000 shares of the Company’s common stock at $0.05 per share. On July 29, 2019, the Company’s President and Chief Operating Officer, elected to convert $50,000 of deferred compensation owed to him into 1,000,000 shares of the Company’s common stock at $0.05 per share. The fair market value of these shares of $0.05 per share is based on contemporaneous common share sales. Since the deferred compensation was converted at fair value, no gain or loss was recorded. These shares are issued under the Company’s 2018 Long-Term Incentive Plan and are restricted as to resale until May 1, 2021.

On April 17, 2020, the Company issued 203,125 common shares upon conversion of an accrued deferred compensation liability of $16,250, or $0.08 per share. The shares issued were value at a per share price of $0.055, which was based on quoted closing price on the date of grant and the gain was not material.

On December 18, 2020, the Company issued an aggregate of 547,945 shares upon conversion of an accrued deferred compensation liability of $8,000. The fair market value of these shares of $12,603, $0.023 per share, was based on quoted closing price on the date of grant. Since the deferred compensation amount converted of $8,000 was lower than fair value of shares issued, the Company recorded additional stock-based compensation of $4,603.

Common share exercise compensation

As compensation for services commencing on February 1, 2016 and continuing through February 14, 2019, on December 27, 2016, the Company granted a stock option exercise right to an employee of the Company, whereby the employee received a credit of $5,000 per month towards the cash required to exercise his 750,000 options at $0.31 per share. Accordingly, the employee can exercise options on a cashless basis up to the amount he has been credited. As of December 31, 2020 and 2019, the employee was credited $182,500 towards the options exercise. No cash disbursement will be required by the Company under this provision. The Company recognized compensation expense of $7,500 during the year ended December 31, 2019, with a corresponding increase to shareholders’ equity.

Stock options

For the year ended December 31, 2020 and 2019, the Company recorded $609,662 and $1,783,099 of compensation expense related to stock options, respectively. There is no unrecognized compensation expense related to unvested stock options as of December 31, 2020.

Stock option activities for the years ended December 31, 2020 and 2019 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2018	11,445,698	$0.30
Exercised	(3,000,000)	0.03
Balance Outstanding, December 31, 2019	8,445,698	0.40
Exercised	-	-
Balance Outstanding, December 31, 2020	8,445,698	$0.40	5.10	$48,000
Exercisable, December 31, 2020	8,445,698	$0.40	5.10	$48,000

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

Warrants

On March 14, 2019, the Company entered into a letter agreement (“Letter Agreement”) with Dinosaur Financial Group, LLC (“Dinosaur”), to act as the Company’s financial advisor and agent for raising investment capital through a private placement (or pursuant to an alternate form of capital investment or capital transaction). For services rendered under the Letter Agreement, Dinosaur shall receive cash fees of up to seven percent of funds raised and the Company shall issue to Dinosaur warrants to purchase an equal proportion of warrants to the number of shares issued or issuable to investors in the private placement. Additionally, per the terms of the Letter Agreement, upon signing of the agreement, the Company issued to Dinosaur warrants (the “Warrants”) to purchase 1,000,000 shares of C-Bond Common Stock, granted in three successive tranches as outlined below, with an exercise price of $0.18 or current market price at the time, whichever is lower, as set forth in the Letter Agreement. Upon signing of the Letter Agreement, Dinosaur received Warrants to purchase 200,000 shares of the Company’s common stock at $0.18 per share. On June 14, 2019, the three-month anniversary of the Letter Agreement, Dinosaur received Warrants to purchase 400,000 shares of the Company’s common stock at $0.08 per share. On September 14, 2019, Dinosaur received Warrants to purchase 200,000 shares of the Company’s common stock at $0.05 per share. On December 14, 2019, Dinosaur received Warrants to purchase 200,000 shares of the Company’s common stock at $0.07 per share. The Warrants shall be exercisable over a five-year term from date each tranche date and shall be assignable to others at Dinosaur’s discretion. These warrants were valued at the grant date using a Black-Scholes option pricing model with the following assumptions; risk-free interest rate of 2.43%, expected dividend yield of 0%, expected warrant term of five years, and an expected volatility of 275.0%. The aggregate grant date fair value of these awards amounted to $159,700. The Company recognizes compensation cost for unvested stock-based warrant awards on a straight-line basis over the requisite service period. For the years ended December 31, 2020 and 2019, the Company recorded $0 and $159,700 of stock-based professional fees related to stock warrants, respectively.

On September 6, 2019 and December 9, 2019, in connection with Purchase Agreements with an accredited investor (See Note 6), the Company issued warrants to purchase an aggregate of up to 1,050,000 shares of the Company’s common stock (the “Warrants”). The Warrants are exercisable at any time on or after the date of the issuance and entitles this investor to purchase shares of the Company’s common stock for a period of five years from the initial date the warrants become exercisable. Under the terms of the Warrant, the holder is entitled to exercise the Warrants to purchase up to 1,050,000 shares of the Company’s common stock at an initial exercise price of $0.10, subject to adjustment as detailed in the Warrant. In connection with the issuance of the warrants, on the initial measurement date, the relative fair value of the warrants of $61,899 was recorded as a debt discount and an increase in paid-in capital (See Note 6). On January 7, 2021, the Company issued 1,008,000 shares of its common stock in connection with the cashless exercise of the 1,050,000 warrants. The exercise price was based on contractual terms of the related warrant.

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

During the year ended December 31, 2020, the Company issued common shares related to the sale of common stock and issued shares upon the conversion of convertible debt at prices lower than the warrant exercise price of $0.10 and accordingly, the warrant down-round provisions were triggered. As a result, the warrant exercise price was reduced to $0.003 per share. As a result of the trigger of down-round provisions, the Company calculated the difference between the warrants fair value on the date the down round feature was triggered using the current exercise price and the new exercise price. If applicable, additional expense shall be recorded as an increase in accumulated deficit and increase in paid-in capital and increased the net loss to common shareholders by the same amount. Since the fair value of the warrants using the new exercise price was less than the initial fair value amount, no additional expense was recorded. In connection with the repayment of the debt, the Company and investor agreed upon a fixed warrant exercise price of $0.01 per share.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

Warrant activities for the years ended December 31, 2020 and 2019 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2018	-	$-	-	$-
Granted	2,050,000	0.10
Cancelled	-	-
Balance Outstanding December 31, 2019	2,050,000	$0.10	4.66	$4,400
Granted	288,750	0.10
Cancelled	(288,750)	(0.10)
Exercisable, December 31, 2020	2,050,000	$0.05	3.66	$137,000

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

The aggregate number of shares of common stock and number of shares of the Company’s common stock that may be subject to incentive stock options granted under the 2018 Plan is 50,000,000 shares, of which 11,445,698 shares have been issued or granted under incentive stock options and 25,951,070 shares of restricted stock have been issued as of December 31, 2020. All shares underlying grants are expected to be issued from the Company’s unissued authorized shares available.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of December 31, 2020, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

Employment agreements

On October 18, 2017, the Company entered into an employment agreement with Mr. Scott Silverman, pursuant to which he serves as the Chief Executive Officer of the Company for an initial term of three years that extends for successive one-year renewal terms unless either party gives 30-days’ advance notice of non-renewal. As consideration for these services, the employment agreement provides Mr. Silverman with the following compensation and benefits:

●	An annual base salary of $300,000, with a 10% increase on each anniversary date contingent upon achieving certain performance objectives as set by the Board. Until the Company raises $1,000,000 in debt or equity financing after entering into this agreement, Mr. Silverman will receive ½ of the base salary on a monthly basis with the other ½ being deferred. Upon the financing being raised, Mr. Silverman will receive the deferred portion of his compensation and his base salary will be paid in full moving forward.

●	After the first $500,000 of equity investments is raised by the Company, after entering into this employment agreement, Mr. Silverman will receive a capital raise success bonus of 5% of all equity capital raised from investors/lenders introduced by him to the Company.

●	Annual cash performance bonus opportunity as determined by the Board.

●	An option to acquire 3,000,000 common shares of the Company, with a strike price of $0.31 per unit. These options vested pro rata on a monthly basis for the term of the employment agreement. On each anniversary, Mr. Silverman will be eligible to be granted a minimum of 500,000 stock options of the Company at a strike price of $0.85 per common unit contingent upon the achievement of certain performance objectives.

●	Certain other employee benefits and perquisites, including reimbursement of necessary and reasonable travel and participation in retirement and welfare benefits.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

On April 28, 2020, the Company’s board of directors approved a bonus to officers and an employee of the Company in the aggregate amount of $280,000 which shall be initially deferred and was recorded as an accrued liability on the bonus approval date.

Licensing agreement

Pursuant to an agreement dated April 8, 2016, between the Company and Rice University, Rice University has granted a non-exclusive license to the Company, in nanotube-based surface treatment for strengthening glass and related materials under Rice’s intellectual property rights, to use, make, distribute, offer and sell the licensed products specified in the agreement. In consideration for which, the Company had to pay a one-time non-refundable license fee of $10,000 and royalty payments of 5% of net sales of the licensed products during the term of the agreement and a sell-off period of 180 days from termination, In addition, the Company is required to pay for the maintenance of the patents, This agreement will continue until the expiration of the last to expire of the licensed property rights, unless terminated earlier in accordance with the terms of the agreement. There have been no royalty payments paid or due through December 31, 2020.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

NOTE 10 – INCOME TAXES

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The deferred tax assets on December 31, 2020 and 2019 consist only of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
Income tax benefit at U.S. statutory rate	$(931,233)	$(1,520,555)
Non-deductible expenses	457,894	1,057,052
Change in valuation allowance	473,339	463,503
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset as of December 31, 2020 and 2019 was as follows:

Deferred Tax Asset:	December 31, 2020	December 31, 2019
Net operating loss carryforward	$1,335,867	$862,528
Total deferred tax asset before valuation allowance	1,335,867	862,528
Valuation allowance	(1,335,867)	(862,528)
Net deferred tax asset	$-	$-

The net operating loss carryforward was approximately $6,361,000 on December 31, 2020. The Company provided a valuation allowance equal to the net deferred income tax asset as of December 31, 2020 and 2019 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. During the year ended December 31, 2020, the valuation allowance increased by $473,339. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership changes that may occur in the future. The potential tax benefit arising from the loss carryforward may be carried forward indefinitely subject to usage limitations.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2020 and 2019 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 11 – CONCENTRATIONS

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits.

The Company places its cash in banks at levels that, at times, may exceed federally insured limits. On December 31, 2020, the Company had approximately $77,000 of cash in excess of FDIC limits of $250,000. There were no balances in excess of FDIC insured levels as of December 31, 2019. The Company has not experienced any losses in such accounts through December 31, 2020.

Geographic concentrations of sales

For the year ended December 31, 2020, approximately 49.4% of all sales were in the United States, 18.1% of sales were from one customer based in India, 15.6% of sales were from one customer based in Australia, and 15.7% of sales were from one customer based in the Philippines. No other geographical area accounting for more than 10% of total sales during the year ended December 31, 2019. For the year ended December 31, 2019, approximately 80% of all sales were in the United States, respectively. No other geographical area accounting for more than 10% of total sales during the year ended December 31, 2019.

Customer concentrations

For the year ended December 31, 2020, three customers accounted for approximately 49.4% of total sales (18.1%, 15.6%, and 15.7%, respectively). For the year ended December 31, 2019, two customers accounted for approximately 25.9% of total sales (13.9% and 12.0%, respectively). A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition. On December 31, 2020, two customers accounted for 77.1% (40.8% and 36.3%, respectively) of the total accounts receivable balance. On December 31, 2019, three customers accounted for 58.3% (15.8%, 25.5% and 17.0%, respectively) of the total accounts receivable balance.

Vendor concentrations

Generally, during 2020, the Company purchases substantially all of its inventory from four suppliers. The loss of these suppliers may have a material adverse effect on the Company’s consolidated results of operations and financial condition. However, the Company believes that, if necessary, alternate vendors could supply similar products in adequate quantities to avoid material disruptions to operations.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

Transaction Price

The Company agrees with its customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances and freight. In the Company’s contracts with customers, the Company allocates the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Returns of the Company’s product by its customers are permitted only when the product is not to specification and were not material for the year ended December 31, 2020 and 2019. Any sales tax, value added tax, and other tax the Company collects concurrently with its revenue-producing activities are excluded from revenue.

Revenue Disaggregation

The Company tracks its revenue by product. The following table summarizes our revenue by product for the year ended December 31, 2020 and 2019:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
C-Bond I multi-purpose and BRS ballistic resistant glass protection systems	$155,755	$430,915
C-Bond Nanoshield solution sales	218,900	121,163
Disinfection products	250,208	-
Installation and other services	8,992	32,306
Freight and delivery	24,577	18,252
Total	$658,432	$602,636

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

During the years ended December 31, 2020 and 2019, in connection with its operating leases, the Company recorded rent expense of $95,811 and $101,114, respectively, which includes rent on a short-term lease for a corporate apartment, and is expensed during the period and included in operating expenses on the accompanying consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability in October 2019 was a discount rate of 12% which was based on the Company’s estimated incremental borrowing rate.

On December 31, 2020 and 2019, right-of-use asset (“ROU”) is summarized as follows:

	December 31, 2020	December 31, 2019
Office leases right of use assets	$74,296	$74,296
Less: accumulated amortization	(52,524)	(4,488)
Balance of ROU assets	$21,772	$69,808

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

On December 31, 2020 and 2019, operating lease liabilities related to the ROU assets are summarized as follows:

	December 31, 2020	December 31, 2019
Lease liabilities related to office leases right of use assets	$22,216	$69,852
Less: current portion of lease liabilities	(22,216)	(47,636))
Lease liabilities – long-term	$-	$22,216

On December 31, 2020, future minimum base lease payments due under non-cancelable operating leases are as follows:

Year ended December 31,	Amount
2021	$22,885
Total minimum non-cancelable operating lease payments	22,885
Less: discount to fair value	(669)
Total lease liability on December 31, 2020	$22,216

NOTE 14 – RELATED PARTY TRANSACTIONS

Due from related party

On December 31, 2020, the Company has an amount due from the Company’s chief executive officer of $5,526 related to the overpayment of accrued compensation. The Company’s chief executive officer intends to repay this overpayment during the second quarter of 2021.

NOTE 15 – SUBSEQUENT EVENTS

Executive bonus

On January 18, 2021, the Company’s board of directors approved a bonus to officers and an employee of the Company in the aggregate amount of $330,000 which shall be initially deferred and was recorded as an accrued liability on the bonus approval date.

Series C preferred shares issued for cash

On February 24, 2021, the Company entered into a subscription agreement with an accredited investor whereby the investor agreed to purchase 2,500 shares of the Company’s Series C Convertible Preferred Stock for $250,000, or $100.00 per share, the stated value, which were used from working capital purposes. The conversion feature of the Series C Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series C Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, the Company immediately recorded a non-cash deemed dividend of $2,845,238 related to the beneficial conversion feature arising from the issuance of Series C Preferred Stock.

Series B preferred shares issued for accrued compensation

On January 18, 2021, the Board of Directors of the Company agreed to satisfy $295,000 of accrued compensation owed to its executive officers (collectively, the “Management”) through a Liability Reduction Plan (the “Plan”). Under this Plan, Management agreed to accept 295 shares of the Company’s Series B convertible preferred stock in settlement of accrued compensation. The conversion feature of the Series B Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series B Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, the Company immediately recorded non-cash stock-based compensation of $3,451,032 related to the beneficial conversion feature arising from the issuance of Series B Preferred Stock.

Shares issued for services

On January 6, 2021, the Company issued 100,000 shares of its common stock for business development services rendered. These shares were valued at $10,000, or $0.10 per common share, based on the quoted closing price of the Company’s common stock on the measurement date.

On February 1, 2021, the Company issued an aggregate of 900,000 shares of its common stock for business development, advisory and consulting services rendered and to be rendered. These shares were valued at $70,200, or $0.078 per common share, based on the quoted closing price of the Company’s common stock on the measurement date and will be amortized into stock-based consulting fees over the term of the agreement or vesting period.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

On March 8, 2021, the Company issued an aggregate of 750,000 shares of its common stock for business development and consulting services rendered and to be rendered. These shares were valued at $49,500, or $0.066 per common share, based on the quoted closing price of the Company’s common stock on the measurement date and will be amortized into stock-based consulting fees over the term of the agreement or vesting period.

On March 8, 2021, the Company agreed to grant restricted stock awards for an aggregate of 2,500,000 common shares of the Company which were valued at $165,000, or $0.066 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares will vest on May 1, 2022. In connection with these shares, the Company will record stock-based compensation over the vesting period.

On March 19, 2021, the Company issued 944,767 shares of its common stock pursuant to the terms of a Notice of Separation and General Release Agreement. These shares were valued at $55,741, or $0.059 per common share, based on the quoted closing price of the Company’s common stock on the measurement date.

On April 7, 2021, the Company issued 2,500,000 shares of its common stock for investor relations services to be rendered. These shares were valued at $135,000, or $0.054 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, the Company will record stock-based professional fees over the three-month agreement term.

Shares issued for cashless warrant exercise

On January 7, 2021, the Company issued 1,008,000 shares of its common stock in connection with the cashless exercise of 1,050,000 warrants. The exercise price was based on contractual terms of the related warrant.