Form 10-Q
period 2021-03-31
C-Bond Systems, Inc
filed 2021-05-14
CIK 1421636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

There were 237,049,741 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding as of May 17, 2021.

C-BOND SYSTEMS, INC.

FORM 10-Q

March 31, 2021

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

C-BOND SYSTEMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$160,674	$323,407
Accounts receivable, net	67,056	79,697
Inventory	77,452	77,200
Prepaid expenses and other current assets	75,644	50,723
Due from related party	12,352	5,526

Total Current Assets	393,178	536,553

OTHER ASSETS:
Property and equipment, net	16,211	18,683
Right of use asset, net	8,841	21,772
Security deposit	7,132	7,132

Total Other Assets	32,184	47,587

TOTAL ASSETS	$425,362	$584,140

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Note payable, current portion	$547,424	$521,138
Accounts payable	922,348	794,905
Accrued expenses	204,134	186,765
Accrued compensation	392,172	425,797
Lease liability	9,019	22,216

Total Current Liabilities	2,075,097	1,950,821

LONG-TERM LIABILITIES:
Note payable, net of current portion	8,776	35,062

Total Long-term Liabilities	8,776	35,062

Total Liabilities	2,083,873	1,985,883

Commitments and Contingencies (See Note 9)

Series B convertible preferred stock: $0.10 par value, 100,000 shares designated; 722 and 427 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively ($727,732 redemption and liquidation value at March 31, 2021)	727,732	429,446

Series C convertible preferred stock: $0.10 par value, 100,000 shares designated; 15,800 and 13,300 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively ($2,389,625 liquidation value at March 31, 2021)	1,593,083	1,336,031

SHAREHOLDERS’ DEFICIT:
Preferred stock: $0.10 par value, 2,000,000 shares authorized; 100,000 Series B and 100,000 Series C designated	-	-
Common stock: $0.001 par value, 4,998,000,000 shares authorized; 234,549,741 and 228,346,974 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	234,550	228,347
Additional paid-in capital	49,474,512	42,573,272
Accumulated deficit	(53,688,388)	(45,968,839)

Total Shareholders’ Deficit	(3,979,326)	(3,167,220)

Total Liabilities and Shareholders’ Deficit	$425,362	$584,140

See accompanying notes to the unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

SALES	$155,650	$60,826

COST OF SALES (excluding depreciation expense)	31,384	15,495

GROSS PROFIT	124,266	45,331

OPERATING EXPENSES:
Compensation and related benefits (including stock-based compensation of $3,902,480 and $361,380 for the three months ended March 31, 2021 and 2020, respectively)	4,575,113	689,370
Research and development	842	2,390
Professional fees	224,753	136,541
General and administrative expenses	169,156	105,195

Total Operating Expenses	4,969,864	933,496

LOSS FROM OPERATIONS	(4,845,598)	(888,165)

OTHER INCOME (EXPENSES):
Derivative expense	-	(378,920)
Interest expense	(18,375)	(241,203)

Total Other Income (Expenses)	(18,375)	(620,123)

NET LOSS	(4,863,973)	(1,508,288)

Preferred stock dividend and deemed dividend	(2,855,576)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(7,719,549)	$(1,508,288)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.03)	$(0.01)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	230,906,432	117,854,602

See accompanying notes to the unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	# of Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2020	228,346,974	$228,347	$42,573,272	$(45,968,839)	$(3,167,220)

Common shares issued for stock-based compensation	2,700,000	2,700	(2,700)	-	-

Beneficial conversion charge for issuance of Series B preferred shares for accrued compensation recorded as stock-based compensation	-	-	3,778,810	-	3,778,810

Common shares issued for accrued compensation	944,767	945	54,796	-	55,741

Accretion of stock-based compensation	-	-	108,554	-	108,554

Accretion of stock-based professional fees	-	-	5,000	-	5,000

Common shares issued for professional fees	1,550,000	1,550	112,550	-	114,100

Common shares issued for cashless warrant exercise	1,008,000	1,008	(1,008)	-	-

Preferred stock dividends and deemed dividend	-	-	2,845,238	(2,855,576)	(10,338)

Net loss	-	-	-	(4,863,973)	(4,863,973)

Balance, March 31, 2021	234,549,741	$234,550	$49,474,512	$(53,688,388)	$(3,979,326)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	# of Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2019	116,749,633	$116,750	$37,266,328	$(40,000,015)	$(2,616,937)

Shares issued for conversion of accounts payable	151,456	151	5,907	-	6,058

Common shares issued for cash	7,000,000	7,000	273,000	-	280,000

Common shares issued for conversion of accrued interest	475,000	475	12,245	-	12,720

Common shares issued for services	1,250,000	1,250	48,750	-	50,000

Issuance of warrants in connection with convertible debt	-	-	8,676	-	8,676

Accretion of stock-based compensation	-	-	170,072	-	170,072

Accretion of stock option expense	-	-	191,308	-	191,308

Net loss	-	-	-	(1,508,288)	(1,508,288)

Balance, March 31, 2020	125,626,089	$125,626	$37,976,286	$(41,508,303)	$(3,406,391)

See accompanying notes to the unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,863,973)	$(1,508,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,472	4,723
Amortization of debt discount to interest expense	-	148,917
Accretion of preferred shares stated value to interest expense	-	27,967
Stock-based compensation	3,902,480	361,380
Stock-based professional fees	90,317	15,000
Bad debt expense	35,000	-
Interest expense related to put premium on convertible debt	-	33,325
Derivative expense	-	378,920
Lease costs	(266)	134
Change in operating assets and liabilities:
Accounts receivable	(22,359)	116,008
Inventory	(252)	359
Prepaid expenses and other assets	3,862	(1,515)
Due from related party	(6,826)	-
Accounts payable	127,443	31,113
Accrued expenses	17,368	29,609
Accrued compensation	302,001	61,076

NET CASH USED IN OPERATING ACTIVITIES	(412,733)	(301,272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	280,000
Proceeds from sale of series A preferred stock	-	80,000
Proceeds from sale of series C preferred stock	250,000	-
Proceeds from note payable	-	50,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	250,000	410,000

NET INCREASE (DECREASE) IN CASH	(162,733)	108,728

CASH, beginning of period	323,407	77,211

CASH, end of period	$160,674	$185,939

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$2,384
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as prepaid for services	$79,800	$50,000
Common stock issued for accrued interest	$-	$12,720
Common stock issued for accrued compensation	$40,626	$-
Series B preferred stock issued for accrued compensation	$295,000	$-
Common stock issued for accounts payable	$-	$6,058
Preferred stock dividend accrued	$10,338	$-
Deemed dividend related to beneficial conversion feature of Series C preferred shares	$2,845,238	$-
Increase in debt discount and derivative liability	$-	$41,324
Increase in debt discount and paid-in capital for warrants	$-	$8,676

See accompanying notes to the unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 1 – NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

C-Bond Systems, Inc. and its subsidiary (the “Company”) is a materials development company and sole owner, developer and manufacturer of the patented C-Bond technology. The Company is engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality and sustainability of brittle material systems. The Company’s present primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally. Additionally, the Company has expanded its product line to include disinfection products. The Company operates in two divisions: C-Bond Transportation Solutions, which sells a windshield strengthening water repellent solution as well as a disinfection product, and C-Bond Safety Solutions, which sells multi-purpose glass strengthening primer and window film mounting solutions, ballistic-resistant film systems and disinfection products.

On April 25, 2018, the Company (which was formerly known as West Mountain Alternative Energy, Inc.) and its subsidiary, WETM Acquisition Corp. (“Acquisition Sub”) entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement with C-Bond Systems, LLC which was organized as a limited liability company in Texas and started business on August 7, 2013 and had three subsidiaries. Pursuant to the terms of the Merger Agreement, on April 25, 2018, referred to as the Closing Date, the Acquisition Sub merged with and into C-Bond Systems, LLC, which was the surviving corporation. Accordingly, C-Bond Systems, LLC became a wholly-owned subsidiary of the Company. Any reference to contractual agreements throughout these footnotes may relate to C-Bond Systems Inc., or its subsidiary.

The Merger was treated as a reverse merger and recapitalization of C-Bond Systems, LLC for financial reporting purposes since the C-Bond Systems LLC members retained an approximate 87% controlling interest in the post-merger consolidated entity. C-Bond Systems, LLC is considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger have been replaced with the historical financial statements of C-Bond Systems, LLC and Subsidiaries before the Merger in future filings with the SEC. The balance sheets at their historical cost basis of both entities are combined at the merger date and the results of operations from the merger date forward will include the historical results of C-Bond Systems, LLC and its subsidiary and results of C-Bond Systems, Inc. from the merger date forward. The Merger was intended to be treated as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements include the financial statements of its wholly-owned subsidiary, C-Bond Systems, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in consolidated financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the years ended December 31, 2020 of the Company which were included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 14, 2021.

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss of $4,863,973 for the three months ended March 31, 2021. The net cash used in operations was $412,733 for the three months ended March 31, 2021. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $53,688,388, $3,979,326 and $1,681,919, respectively, at March 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares, preferred shares and from the issuance of convertible and other promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the three months ended March 31, 2021 and year ended December 31, 2020 estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete or slow moving inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the estimate of the fair value of the right of use asset and lease liability, the valuation of redeemable and mandatorily redeemable preferred stock, the fair value of derivative liabilities, the value of beneficial conversion features, and the fair value of non-cash equity transactions.

Fair Value of Financial Instruments and Fair Value Measurements

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (the “FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2021. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

The carrying amounts reported in the condensed consolidated balance sheets for cash, accounts receivable, notes payable, accounts payable, accrued expenses, accrued compensation, and lease liability approximate their fair market value based on the short-term maturity of these instruments.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of March 31, 2021 and December 31, 2020.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

Shipping and Handling Costs

Shipping and handling costs incurred for product shipped to customers are included in general and administrative expenses and amounted to $5,138 and $8,792 for the three months ended March 31, 2021 and 2020, respectively. Shipping and handling costs charged to customers are included in sales.

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and includes costs such as labor, materials, and other allocated costs incurred. For the three months ended March 31, 2021 and 2020, research and development costs incurred in the development of the Company’s products were $842 and $2,390, respectively, and are included in operating expenses on the accompanying unaudited condensed consolidated statements of operations.

Warranty Liability

The Company provides limited warranties on its products for product defects for periods ranging from 12 months to the life of the product. Warranty costs may include the cost of product replacement, refunds, labor costs and other costs. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 12 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets and amounted $26,733 and $26,833 on March 31, 2021 and December 31, 2020, respectively. For the three months ended March 31, 2021 and 2020, warranty expense amounted to $0, for both period and is included in cost of sales on the accompanying unaudited condensed consolidated statements of operations. For the three months ended March 31, 2021 and 2020, a roll forward of warranty liability is as follows:

	For the Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$26,833	$26,933
Change in estimated warranty liability	-	-
Warranty expenses incurred	(100)	(100)
Balance at end of period	$26,733	$26,833

Advertising Costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the three months ended March 31, 2021 and 2020, advertising costs charged to operations were $12,458 and $9,030, respectively and are included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which have been deducted from sales.

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2021 and December 31, 2020, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2016. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of March 31, 2021 and December 31, 2020.

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation – Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under ASU 2016-09 Improvements to Employee Share-Based Payment.

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

	March 31,
	2021	2020
Convertible notes	-	20,322,917
Stock options	8,445,698	8,445,698
Warrants	1,000,000	2,194,375
Series B preferred stock	114,598,413	8,111,111
Series C preferred stock	250,793,651	3,600,000
Non-vested, forfeitable common shares	21,028,553	17,475,299
	395,866,315	60,149,400

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The pronouncement requires a modified retrospective method of adoption and is effective on January 1, 2019, with early adoption permitted. For the Company’s administrative office lease, the Company analyzed the lease and concluded that it would be required to record a lease liability and a right of use asset on its consolidated balance sheets at fair value upon adoption of ASU 2016-02. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

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

Segment Reporting

During the three months ended March 31, 2021 and 2020, the Company operated in one business segment.

Risk Factors

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely. The Company has been materially affected by the COVID-19 outbreak to date and the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. The Company has seen a material decrease in sales from its international customers as a result of the unprecedented public health crisis from the COVID-19 pandemic and a decrease in domestic sales due to a decrease in business spending on discretionary items. As a result, the Company’s international customers have delayed the ordering of products and have delayed payment of balances due to the Company. As of March 31, 2021 and December 31, 2020, the Company recognized an allowance for losses on accounts receivable in an amount of $237,480 and $202,480, respectively, which is primarily based on the Company’s assessment of specific identifiable overdue customer accounts located in India and the Philippines. The lack of collection of these accounts receivable balances, which the Company believes was attributable to COVID-19, had a material impact on the cash flows of the Company. The Company cannot estimate the duration of the pandemic and the future impact on its business. A severe or prolonged economic downturn could result in a variety of risks to the Company’s business, including weakened demand for its products and a decreased ability to raise additional capital when needed on acceptable terms, if at all. At this time, the Company is unable to estimate the impact of this event on its operations.

Recent Accounting Pronouncements

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

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

NOTE 3 – ACCOUNTS RECEIVABLE

At March 31, 2021 and December 31, 2020, accounts receivable consisted of the following:

	March 31, 2021	December 31, 2020
Accounts receivable	$304,536	$282,177
Less: allowance for doubtful accounts	(237,480)	(202,480)
Accounts receivable, net	$67,056	$79,697

For the three months ended March 21, 2021 and 2020, bad debt expense amounted to $35,000 and $0, respectively.

NOTE 4 – INVENTORY

At March 31, 2021 and December 31, 2020, inventory consisted of the following:

	March 31, 2021	December 31, 2020
Raw materials	$1,522	$24,477
Finished goods	75,930	52,723
Inventory	$77,452	$77,200

NOTE 5 – PROPERTY AND EQUIPMENT

At March 31, 2021 and December 31, 2020, property and equipment consisted of the following:

	Useful Life	March 31, 2021	December 31, 2020
Machinery and equipment	5 - 7 years	$50,722	$50,722
Furniture and office equipment	3 - 7 years	30,245	30,245
Vehicles	5 years	55,941	55,941
Leasehold improvements	3 years	16,701	16,701
		153,609	153,609
Less: accumulated depreciation		(137,398)	(134,926)
Property and equipment, net		$16,211	$18,683

For the three months ended March 21, 2021 and 2020, depreciation and amortization expense is included in general and administrative expenses and amounted to $2,472 and $4,723, respectively.

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 6 – NOTES PAYABLE

At March 31, 2021 and December 31, 2020, notes payable consisted of the following:

	March 31, 2021	December 31, 2020
Note payable	400,000	400,000
Note payable - PPP note	156,200	156,200
Total notes payable	556,200	556,200
Less: current portion of notes payable	(547,424)	(521,138)
Notes payable – long-term	$8,776	$35,062

Notes Payable

On November 14, 2018, the Company entered into a Revolving Credit Facility Loan and Security Agreement (“Loan Agreement”) and a Secured Promissory Note (the “Note”) with BOCO Investments, LLC (the “Lender”). Subject to and in accordance with the terms and conditions of the Loan Agreement and the Note, the Lender agrees to lend to the Company up to $400,000 (the “Maximum Loan Amount”) against the issuance and delivery by the Company of the Note for use as working capital and to assist in inventory acquisition. The Lender loaned an initial amount of $200,000 at closing and loaned an additional $200,000 to the Company in December 2018 and may loan at any time and from time to time through November 14, 2020, up to an aggregate amount not to exceed the Maximum Loan Amount. The Company must repay all principal, interest and other amounts outstanding on or before November 14, 2020. The Company’s obligations under the Loan Agreement and the Note are secured by a first-priority security interest in substantially all of the Company’s assets (the “Collateral”). The outstanding principal advanced to Company pursuant to the Loan Agreement bears interest at the rate of 12% per annum, compounded annually.

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

For the three months ended March 31, 2021 and 2020, interest expense related to this Note amounted to $17,753 and $17,951, respectively.

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

PPP Loan

On April 28, 2020, the Company entered into a Paycheck Protection Program Promissory Note (the “PPP Note”) with respect to a loan of $156,200 (the “PPP Loan”) from Comerica Bank. The PPP Loan was obtained pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES act”) administered by the U.S. Small Business Administration (“SBA”). The PPP Loan matures on April 28, 2022 and bears interest at a rate of 1.00% per annum. The PPP Loan is payable in 18 equal monthly payments of approximately $8,900 commencing November 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Company may apply to have the loan forgiven pursuant to the terms of the PPP if certain criteria are met. As of March 31, 2021, the accrued interest amounted to $1,446. For the three months ended March 31, 2021, interest expense related to this Note amounted to $385.

NOTE 7 – SHAREHOLDERS’ DEFICIT

Preferred Stock

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

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

The Series B Preferred Stock vested on May 1, 2021.

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

On January 18, 2021, the Board of Directors of the Company agreed to satisfy $295,000 of accrued compensation owed to its executive officers and former executive officer (collectively, the “Management”) through a Liability Reduction Plan (the “Plan”). Under this Plan, Management agreed to accept 295 shares of the Company’s Series B convertible preferred stock in settlement of accrued compensation. The conversion feature of the Series B Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series B Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, the Company immediately recorded non-cash stock-based compensation of $3,778,810 related to the beneficial conversion feature arising from the issuance of Series B Preferred Stock. This non-cash stock-based compensation increased the Company’s net loss attributable to common stockholders and net loss per share.

During the three months ended March 31, 2021, the Company accrued a dividend payable of $3,286 which was included in preferred stock dividends on the accompanying condensed consolidated statement of shareholders’ deficit.

As of March 31, 2021, the net Series B Preferred Stock balance was $727,732 which includes stated liquidation value of $721,970 and accrued dividends payable of $5,762. As of December 31, 2020, the net Series B Preferred Stock balance was $429,446 which includes stated liquidation value of $426,970 and accrued dividends payable of $2,476.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

On February 24, 2021, the Company entered into a subscription agreement with an accredited investor whereby the investor agreed to purchase 2,500 shares of the Company’s Series C Convertible Preferred Stock for $250,000, or $100.00 per share, the stated value, which was used for working capital purposes. The conversion feature of the Series C Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series C Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, the Company immediately recorded a non-cash deemed dividend of $2,845,238 related to the beneficial conversion feature arising from the issuance of Series C Preferred Stock. This non-cash deemed dividend increased the Company’s net loss attributable to common stockholders and net loss per share.

During the three months ended March 31, 2021, the Company accrued a dividend payable of $7,052 which was included in preferred stock dividends on the accompanying condensed consolidated statement of shareholders’ deficit. As of March 31, 2021, the net Series C Preferred Stock balance was $1,593,083 which includes stated liquidation value of $1,580,000 and accrued dividends payable of $13,083. As of December 31, 2020, the net Series C Preferred Stock balance was $1,336,031 which includes stated value of $1,330,000 and accrued dividends payable of $6,031.

Common Stock

Sale of Common Stock

In connection with subscription agreements dated January 13, 2020 and February 18, 2020, the Company received cash proceeds of $280,000 from an investor for the purchase of 7,000,000 shares of the Company’s common stock at $0.04 per share.

Issuance of Common Shares for Services

Issuance of common shares for professional fees

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

On January 6, 2021, the Company issued 100,000 shares of its common stock for business development services rendered. These shares were valued at $10,000, or $0.10 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with the issuance of these shares, the Company recorded stock-based professional fees of $10,000.

On February 1, 2021, the Company issued an aggregate of 700,000 shares of its common stock for business development, advisory and consulting services rendered and to be rendered. These shares were valued at $54,600, or $0.078 per common share, based on the quoted closing price of the Company’s common stock on the measurement date and will be amortized into stock-based consulting fees over the term of the agreement or vesting period. In connection with the issuance of these shares, the Company recorded stock-based professional fees of $16,900 and prepaid expenses of $37,700 which will be amortized into stock-based professional fees over the term of the agreement or vesting period.

On March 8, 2021, the Company issued an aggregate of 750,000 shares of its common stock for business development and consulting services rendered and to be rendered. These shares were valued at $49,500, or $0.066 per common share, based on the quoted closing price of the Company’s common stock on the measurement date, and will be amortized into stock-based consulting fees over the term of the agreement or vesting period. In connection with the issuance of these shares, the Company recorded stock-based professional fees of $20,167 and prepaid expenses of $29,333 which will be amortized into stock-based professional fees over the term of the agreement or vesting period.

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

During the three months ended March 31, 2021, the Company recorded stock-based professional fees of $43,250 in connection with the amortization to prepaid expenses of $38,250 and accretion of stock-based professional fees of $5,000 related to common shares previously issued.

Issuance of common shares for stock-based compensation

On February 1, 2021, the Company issued 200,000 shares of its common stock to an individual who will act as the Company’s national sales manager for services to be rendered. These shares were valued at $15,600, or $0.078 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares will vest on May 1, 2022. In connection with the issuance of these shares, the Company will record stock-based compensation of $15,600 over the vesting period.

On March 8, 2021, the Company granted restricted stock awards for an aggregate of 2,500,000 common shares of the Company to an employee and an officer of the Company for services to be rendered. which were valued at $165,000, or $0.066 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares will vest on May 1, 2022. In connection with these shares, the Company will record stock-based compensation over the vesting period.

During the three months ended March 31, 2021 and 2020, aggregate accretion of stock-based compensation expense on granted non-vested shares amounted to $108,554 and $170,072, respectively. Total unrecognized compensation expense related to these unvested common shares on March 31, 2021 amounted to $177,696 which will be amortized over the remaining vesting period.

Issuance of Common Shares for Accrued Compensation

On March 19, 2021, the Company issued 944,767 shares of its common stock pursuant to the terms of a Notice of Separation and General Release Agreement. These shares were valued at $55,741, or $0.059 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with the issuance of these shares, the Company reduced accrued compensation by $40,625 and recorded stock-based compensation of $15,116.

The following table summarizes activity related to non-vested shares:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2020	23,826,926	$0.16
Granted	5,194,767	0.07
Shares vested	(7,993,140)	(0.12)
Non-vested, March 31, 2021	21,028,553	$0.16

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

Common Stock Issued Upon Warrant Exercise

On January 7, 2021, the Company issued 1,008,000 shares of its common stock in connection with the cashless exercise of 1,050,000 warrants. The exercise price was based on contractual terms of the related warrant.

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Stock Options

For the three months ended March 31, 2021 ad 2020, the Company recorded $0 and $191,308 of compensation expense related to stock options, respectively. Total unrecognized compensation expense related to unvested stock options at March 31, 2021 amounted to $0. The weighted average period over which stock-based compensation expense related to these options will be recognized is approximately one month.

Stock option activities for the three months ended March 31, 2021 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2020	8,445,698	$0.40	5.10	$48,000
Granted	-	-	-	-
Forfeited	-	-	-	-
Balance Outstanding, March 31, 2021	8,445,698	$0.40	4.92	$17,400
Exercisable, March 31, 2021	8,445,698	$0.40	4.92	$17,400

Warrants

On January 7, 2021, the Company issued 1,008,000 shares of its common stock in connection with the cashless exercise of 1,050,000 warrants. The exercise price was based on contractual terms of the related warrant.

Warrant activities for the three months ended March 31, 2021 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2020	2,050,000	$0.05	3.66	$137,000
Exercised	(1,050,000)	0.01	-	-
Cancelled	-	-	-	-
Balance Outstanding March 31, 2021	1,000,000	$0.09	3.31	$1,800
Exercisable, March 31, 2021	1,000,000	$0.09	3.31	$1,800

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

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

The aggregate number of shares of common stock and number of shares of the Company’s common stock that may be subject to incentive stock options granted under the 2018 Plan is 50,000,000 shares, of which 11,445,698 shares have been issued or granted under incentive stock options and 25,951,070 shares of restricted stock have been issued as of March 31, 2021. All shares underlying grants are expected to be issued from the Company’s unissued authorized shares available.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of March 31, 2021, the Company is not involved in any other pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

Licensing agreement

Pursuant to an agreement dated April 8, 2016, between the Company and Rice University, Rice University has granted a non-exclusive license to the Company, in nanotube-based surface treatment for strengthening glass and related materials under Rice’s intellectual property rights, to use, make, distribute, offer and sell the licensed products specified in the agreement. In consideration for which, the Company had to pay a one-time non-refundable license fee of $10,000 and royalty payments of 5% of net sales of the licensed products during the term of the agreement and a sell-off period of 180 days from termination, In addition, the Company is required to pay for the maintenance of the patents, This agreement will continue until the expiration of the last to expire of the licensed property rights, unless terminated earlier in accordance with the terms of the agreement. There have been no royalty payments paid or due through March 31, 2021.

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

The Company places its cash in banks at levels that, at times, may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of March 31, 2021 and December 31, 2020. The Company has not experienced any losses in such accounts through March 31, 2021.

Geographic Concentrations of Sales

For the three months ended March 31, 2021 and 2020, all sales were in the United States.

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Customer Concentrations

For the three months ended March 31, 2021, four customers accounted for approximately 64.9% of total sales (10.0%, 12.9%, 14.3% and 27.7%, respectively). For the three months ended March 31, 2020, five customers accounted for approximately 78.4% of total sales (17.4%, 12.8%, 13.7%, 12.3% and 22.2%, respectively). A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

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

Revenue Disaggregation

The Company tracks its revenue by product. The following table summarizes our revenue by product for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
C-Bond Secure multi-purpose and BRS ballistic resistant glass protection systems	$84,308	$43,274
C-Bond Nanoshield solution sales	61,384	14,061
Disinfection products	6,700	-
Freight and delivery	3,258	3,491
Total	$155,650	$60,826

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 11 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITIES

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

During the three months ended March 31, 2021 and 2020, in connection with its operating leases, the Company recorded rent expense of $26,537 and $26,168, respectively, which includes rent on a short-term lease for a corporate apartment and is expensed during the period and included in operating expenses on the accompanying condensed consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability in October 2019 was a discount rate of 12% which was based on the Company’s estimated incremental borrowing rate.

On March 31, 2021 and December 31, 2020, right-of-use asset (“ROU”) is summarized as follows:

	March 31, 2021	December 31, 2020
Office leases right of use assets	$74,296	$74,296
Less: accumulated amortization	(65,455)	(52,524)
Balance of ROU assets	$8,841	$21,772

On March 31, 2021 and December 31, 2020, operating lease liabilities related to the ROU assets are summarized as follows:

	March 31, 2021	December 31, 2020
Lease liabilities related to office leases right of use assets	$9,019	$22,216
Less: current portion of lease liabilities	(9,019)	(22,216)
Lease liabilities – long-term	$-	$-

On March 31, 2021, future minimum base lease payments due under non-cancelable operating leases are as follows:

Amount
2021	$9,155
Total minimum non-cancelable operating lease payments	9,155
Less: discount to fair value	(136)
Total lease liability at March 31, 2021	$9,019

NOTE 12 – RELATED PARTY TRANSACTIONS

Due from Related Party

On March 31, 2021 and December 31, 2020, the Company has an amount due from the Company’s chief executive officer of $12,352 and $5,526, respectively, related to the overpayment of accrued compensation. The balance due is included in due from related party on the accompanying condensed consolidated balance sheets.

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 13 – SUBSEQUENT EVENTS

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

On April 28, 2021, the Company filed an Amended and Restated Certificate of Designations of Preferences, Rights, and Limitations of Series C Convertible Preferred Stock (the “Amended Certificate”). The Amended Certificate changes the voting rights of the Series C Convertible Preferred Stock (“Series C”) on any matters requiring shareholder approval or any matters on which the common shareholders are permitted to vote. It also adjusts the conversion feature of the Series C so that any Holder of Series C cannot convert any portion of the Series C in excess of that number of Series C that upon conversion would result in beneficial ownership by the Holder of more than 4.99% of the outstanding shares of Common Stock of the Company.

On May 10, 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) and a Secured Promissory Note (the “Note”) in the amount of $500,000 with a lender, who is a beneficial owner of the Company. The Note shall accrue interest at 8% per annum, compounded annually, and all outstanding principal and accrued interest is due and payable of May 10, 2023. The Company’s obligations under the Loan Agreement and the Note are secured by a second priority security interest in substantially all of the Company’s assets (the “Collateral”). The Loan Agreement and Note contain customary representations, warranties and covenants, including certain restrictions on the Company’s ability to incur additional debt or create liens on its property. The Loan Agreement and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties and bankruptcy or insolvency proceedings, the occurrence of which, after any applicable cure period, would permit Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Note, as applicable, and to exercise its remedies with respect to the Collateral.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF PERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Forward-Looking Statements” elsewhere in this Report on Form 10-Q. Forward-looking statements include those preceded by, followed by or including the words “will,” “expect,” “intended,” “anticipated,” “believe,” “project,” “forecast,” “propose,” “plan,” “estimate,” “enable,” and similar expressions, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in our industry. These forward-looking statements are not a guarantee of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, most of which are difficult to predict and many of which are beyond our control, which include, but are not limited to: the risk that we continue to sustain prolonged losses and never achieve profitability, our ability to continue as a going concern, and risks related to protection and maintenance of our intellectual property. You should review the disclosure under the heading “Risk Factors” in our Annual Report on Form 10-K as filed on April 14, 2021, for a discussion of important factors and risks that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss of $4,863,973 for the three months ended March 31, 2021. The net cash used in operations was $412,733 for the three months ended March 31, 2021. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $53,688,388, $3,979,326 and $1,681,919, respectively, on March 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares, preferred shares and from the issuance of convertible and other promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely. We have been materially affected by the COVID-19 outbreak to date and the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. We have seen a material decrease in sales from our international customers as a result of the unprecedented public health crisis from the COVID-19 pandemic and a decrease in domestic sales due to a decrease in business spending on discretionary items. As a result, our international customers have delayed the ordering of products and have delayed payment of balances due to the Company. As of March 31, 2021 and December 31, 2020, we recognized an allowance for losses on accounts receivable in an amount of $237,480 and $202,480, respectively, which is primarily based on our assessment of specific identifiable overdue customer accounts located in India and the Philippines. The lack of collection of these accounts receivable balances, which we believe was attributable to COVID-19, had a material impact on the cash flows of the Company. We cannot estimate the duration of the pandemic and the future impact on our business. A severe or prolonged economic downturn could result in a variety of risks to the Company’s business, including weakened demand for its products and a decreased ability to raise additional capital when needed on acceptable terms, if at all. At this time, we are unable to estimate the impact of this event on our operations.

Critical Accounting Policies and Estimates

The following discussion and analysis of our unaudited condensed consolidated financial condition and consolidated results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management continually evaluates such estimates, including those related to estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the fair value of a beneficial conversion feature, and the fair value of non-cash equity transactions. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

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

Revenue Recognition

We follow Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASC 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the three months ended March 31, 2021 and 2020, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three months ended March 31, 2021 and 2020.

Results of Operations for the Three Months Ended March 31, 2021 and 2020:

Sales

For the three months ended March 31, 2021, sales amounted to $155,650 as compared to $60,826 for the three months ended March 31, 2020, an increase of $94,824, or 155.9%. The increase was primarily attributable to an increase in C-Bond Nanoshield solution sales of $47,274, an increase in sales of C-Bond ballistic resistant glass protection systems and C-Bond Secure window film application solution of $41,034, and an increase in sale of disinfectant product of $6,700 offset by a decrease in freight and delivery revenue of $233. The increase in sales of C-Bond ballistic resistant glass protection systems and C-Bond Secure window film application solution was primarily due to an increase in both domestic sales resulting from the gradual reopening of economies from COVID-19 restrictions.

Cost of Goods Sold

Cost of goods sold is comprised primarily of cost of raw materials and finished inventory sold, packaging costs, and warranty costs.

For the three months ended March 31, 2021, cost of sales amounted to $31,384 as compared to $15,495 for the three months ended March 31, 2020, an increase of $15,889, or 102.5%. The increase in cost of sales was primarily due to an increase in sales of C-Bond Nanoshield solution, C-Bond ballistic resistant glass protection systems and C-Bond Secure window film application solution and disinfectant products.

Gross Profit

For the three months ended March 31, 2021, gross profit amounted to $124,266, or 79.8% of sales, as compared to $45,331, or 74.5% of sales, for the three months ended March 31, 2020, an increase of $78,935, or 174.1%. This increase in gross profits is primarily the result of an increase in the sales of C-Bond Nanoshield solution, C-Bond ballistic resistant glass protection systems and C-Bond Secure window film application solution and disinfectant products.

Operating Expenses

For the three months ended March 31, 2021, operating expenses amounted to $4,969,864 as compared to $933,496 for the three months ended March 31, 2021, an increase of $4,036,368, or 432.4%.

For the three months ended March 31, 2021 and 2020, operating expenses consisted of the following:

	Three Months Ended March 31,
	2021	2020
Compensation and related benefits, including stock-based compensation charges	$4,575,113	$689,370
Research and development	842	2,390
Professional fees	224,753	136,541
General and administrative expenses	169,156	105,195
Total	$4,969,864	$933,496

Compensation and Related Benefits

●	For the three months ended March 31, 2021, compensation and related benefits increased by $3,885,743, or 563.7%, as compared to the three months ended March 31, 2020. This increase was primarily due to an increase in stock-based compensation of $3,541,100 and an increase in compensation to executive officers and employees during the three months ended March 31, 2021 of $344,643. During the three months ended March 31, 2021 and 2020, stock-based compensation related to the accretion of stock-option expense amounted to $0 and $191,308, respectively, and other stock-based compensation amounted to $3,902,480 and $170,072, respectively, an aggregate increase of $3,541,100.

Research and Development

Research and development expenses consist primarily of contracted development services, third party testing laboratories, materials used and allocated overhead expenses.

●	For the three months ended March 31, 2021, research and development expense decreased by $1,548, or 64.8%, as compared to the three months ended March 31, 2020. The decrease in research and development expense is primarily related to a decrease in use of contracted development services due a lack of working capital and business impacted by the COVID-19 global pandemic.

We believe continued investment is important to attaining our strategic objectives and expect research and development expenses to increase in the foreseeable future, if working capital is available.

Professional Fees

●	For the three months ended March 31, 2021, professional fees increased by $88,212, or 64.6%, as compared to the three months ended March 31, 2020. This increase primarily related to an increase in legal fees of $24,484, an increase in consulting fee of $38,184, an increase in investor relations fees of $29,949, offset by a decrease in and other professional fees of $4,405.

General and Administrative

General and administrative expenses consist primarily of rent, insurance, depreciation expense, sale and marketing, delivery and freight, travel and entertainment, and other office expenses.

●	For the three months ended March 31, 2021, general and administrative expenses increased by $63,961, or 60.8%, as compared to the three months ended March 31, 2020. This increase was attributable to increase in bad debt expense of $35,000 an increase in travel, and an increase in advertising and marketing expenses.

We expect our general and administrative expenses to increase due to the anticipated growth of our business and as the economy emerges from the pandemic.

Loss from Operations

For the three months ended March 31, 2021, loss from operations increased by $3,957,433, or 445.6%, as compared to the three months ended March 31, 2020 resulting from changes discussed above.

Other Expenses, net

For the three months ended March 31, 2021, other expenses, net amounted to $18,375 as compared $620,123 for the three months ended March 31, 2020, a decrease of $601,748, or 97.0%. This change was due to a decrease in derivative expense of $378,920 attributable to the recording of derivative liabilities related to convertible debt during the 2020 period, and a decrease in interest expense of $222,828 related to a decrease in the amortization of debt discount and a decrease in interest-bearing debt.

Net Loss

Due to factors discussed above, for the three months ended March 31, 2021 and 2020, net loss amounted to $4,863,973 and $1,508,288, respectively. For the three months ended March 31, 2021 and 2020, net loss attributable to common shareholders, which included a deemed dividend related to price protection, beneficial conversion features on preferred stock, and the dividends accrued on Series B and C preferred stock of $2,855,576 and $0, amounted to $7,719,549, or $(0.03) per basic and diluted common share, and $1,508,288, or $(0.01) per basic and diluted common share, respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $160,674 and $323,407 as of March 31, 2021 and December 31, 2020, respectively.

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

Cash Flows

For the Three Months Ended March 31, 2021 and 2020:

The following table shows a summary of our cash flows for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(412,733)	$(301,272)
Net cash provided by financing activities	$250,000	$410,000
Net (decrease) increase in cash	$(162,733)	$108,728
Cash - beginning of the period	$323,407	$77,211
Cash - end of the period	$160,674	$185,939

Net Cash Provided by Operating Activities:

Net cash flow used in operating activities was $412,733 for the three months ended March 31, 2021 as compared to net cash flow used in operating activities of $301,272 for the three months ended March 31, 2020, an increase of $111,461.

Net cash flow used in operating activities for the three months ended March 31, 2021 primarily reflected a net loss of $4,863,973, which was then adjusted for the add-back (deduction) of non-cash items primarily consisting of depreciation and amortization of $2,472, stock-based compensation expense of $3,902,479, stock-based professional fees of $90,317, and bad debt expense of $35,000 and changes in operating assets and liabilities consisting primarily of an increase in accounts receivable of $22,359, an increase in inventory of $252, an increase in accounts payable of $127,443, an increase in accrued expenses of $17,368, an increase in accrued compensation of $302,001, an increase in prepaid expense and other assets of $3,862 and an increase in due from related party of $6,826.

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

Net Cash Provided by Financing Activities:

Net cash provided by financing activities was $250,000 for the three months ended March 31, 2021 as compared to $410,000 for the three months ended March 31, 2020.

During the three months ended March 31, 2021, we received net proceeds from the sale of Series C preferred stock of $250,000.

During the three months ended March 31, 2020, we received net proceeds from the sale of common stock of $280,000, proceeds from the sale of Series A preferred shares of $80,000 and proceeds from convertible notes payable of $50,000.

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

As of March 31, 2021, we determined that there was substantial doubt about our ability to maintain operations as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We will seek to raise capital through additional debt and/or equity financings to fund operations in the future. Although we have historically raised capital from sales of common shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that the company will need to curtail its operations. Our unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong and could utilize our available capital resources sooner than we currently expect. Our capital requirements are difficult to forecast. Please see the section titled “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on April 14, 2021 for additional risks associated with our capital requirements.

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

The following tables summarize our contractual obligations as of March 31, 2021, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Notes payable	$556,200	$547,424	$8,776	$-	$-
Interest on notes payable	167,700	167,700	-	-	-
Operating lease gross base rent	9,019	9,019	-	-	-
Total	$732,919	$724,143	$8,776	$-	$-

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2021, our disclosure controls and procedures were not effective.

As reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020, our management concluded that our internal control over financial reporting was not effective as of that date because of a material weakness in our internal controls over financial reporting. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting: (1) the lack of multiples levels of management review on complex business, accounting and financial reporting issues, (2) a lack of adequate segregation of duties as a result of our limited financial resources to support hiring of personnel. (3) a lack of review on the recording of revenue transactions and accounts receivable collectibility, and (4) a lack of management review of employee expense reports. We developed and implemented system and control procedure manuals and plan on developing and implementing additional controls and procedures in the future. Until such time as we expand our staff to include additional accounting and executive personnel, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Unfavorable global economic, business or political conditions could adversely affect our business, financial condition or results of operations.

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely. We have been materially affected by the COVID-19 outbreak to date and the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. We have seen a material decrease in sales from our international customers as a result of the unprecedented public health crisis from the COVID-19 pandemic and a decrease in domestic sales due to a decrease in business spending on discretionary items. As a result, our international customers have delayed the ordering of products and have delayed payment of balances due to the Company. As of March 31, 2021 and December 31, 2020, we recognized an allowance for losses on accounts receivable in an amount of $237,480 and $202,480, respectively, which is primarily based on our assessment of specific identifiable overdue customer accounts located in India and the Philippines. The lack of collection of these accounts receivable balances, which we believe was attributable to COVID-19, had a material impact on the cash flows of the Company. We cannot estimate the duration of the pandemic and the future impact on our business. A severe or prolonged economic downturn could result in a variety of risks to the Company’s business, including weakened demand for its products and a decreased ability to raise additional capital when needed on acceptable terms, if at all. At this time, we are unable to estimate the impact of this event on our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	On January 6, 2021, the Company issued 100,000 shares of its common stock for business development services rendered. These shares were valued at $10,000, or $0.10 per common share, based on the quoted closing price of the Company’s common stock on the measurement date.

2.	On January 7, 2021, the Company issued 1,008,000 shares of its common stock in connection with the cashless exercise of 1,050,000 warrants. The exercise price was based on contractual terms of the related warrant.

3.	On January 18, 2021, the Board of Directors of the Company agreed to satisfy $295,000 of accrued compensation owed to its executive officers (collectively, the “Management”) through a Liability Reduction Plan (the “Plan”). Under this Plan, Management agreed to accept 295 shares of the Company’s Series B convertible preferred stock in settlement of accrued compensation.

4.	On February 1, 2021, we issued an aggregate of 700,000 shares of its common stock for business development, advisory and consulting services rendered and to be rendered. These shares were valued at $54,600, or $0.078 per common share, based on the quoted closing price of the Company’s common stock on the measurement date and will be amortized into stock-based consulting fees over the term of the agreement or vesting period. In connection with the issuance of these shares, we recorded stock-based professional fees of $16,900 and prepaid expenses of $37,700 which will be amortized into stock-based professional fees over the term of the agreement or vesting period.

5.	On February 1, 2021, we issued 200,000 shares of its common stock to an individual who will act as the Company’s national sales manager for services to be rendered. These shares were valued at $15,600, or $0.078 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares will vest on May 1, 2022. In connection with the issuance of these shares, we will record stock-based compensation of $15,600 over the vesting period.

6.	On February 24, 2021, the Company entered into a subscription agreement with an accredited investor whereby the investor agreed to purchase 2,500 shares of the Company’s Series C Convertible Preferred Stock for $250,000, or $100.00 per share, the stated value, which were used from working capital purposes. The conversion feature of the Series C Preferred Stock at the time of issuance was determined to be beneficial on the commitment date.

7.	On March 8, 2021, the Company issued an aggregate of 750,000 shares of its common stock for business development and consulting services rendered and to be rendered. These shares were valued at $49,500, or $0.066 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. and will be amortized into stock-based consulting fees over the term of the agreement or vesting period. In connection with the issuance of these shares, the Company recorded stock-based professional fees of $20,167 and prepaid expenses of $29,333 which will be amortized into stock-based professional fees over the term of the agreement or vesting period.

8.	On March 8, 2021, the Company granted restricted stock awards for an aggregate of 2,500,000 common shares of the Company to an employee and an officer of the Company for services to be rendered. which were valued at $165,000, or $0.066 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares will vest on May 1, 2022. In connection with these shares, the Company will record stock-based compensation over the vesting period.

9.	On March 19, 2021, the Company issued 944,767 shares of its common stock pursuant to the terms of a Notice of Separation and General Release Agreement. These shares were valued at $55,741, or $0.059 per common share, based on the quoted closing price of the Company’s common stock on the measurement date.

The above securities were issued in reliance upon the exemptions provided by Section 4(a) (2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2019, we were in default of certain requirements under a Loan Agreement with a principal amount of $400,000, including not meeting the requirement regarding minimum asset amount as defined therein. Upon the occurrence of such event of defaults, the Lender may, at its option and in accordance with the Loan Agreement, declare all obligations immediately due and payable, however, as of the date of this Report, the Lender has not made any such declaration. As of March 31, 2021 and as of the date of this report, we are in default on monthly interest payments of $165,995.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2020, File No.: 000-53029).
3.2	Certificate of Elimination of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2020, File No.: 000-53029).
3.3	Amended and Restated Certificate of Designations of Preferences, Rights, and Limitations of Series C Convertible Preferred Stock, dated April 28, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2021)
4.1*	Form of Secured Promissory Note, dated May 10, 2021, with the Lender
10.1	Revolving Credit Facility Loan and Security Agreement dated November 14, 2018, between C-Bond Systems, Inc. and BOCO Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2018, File. No. 000-53029).
10.2	Note dated April 28, 2020, between Comerica Bank and C-Bond Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2020, File. No. 000-53029)
10.3	Form of Subscription Agreement dated February 24, 2021, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2021, File. No. 000-53029).
10.4*	Form of Loan and Security Agreement, dated May 10, 2021, between C-Bond Systems, Inc. and the Lender
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C-BOND SYSTEMS, INC.

Dated: May 14, 2021	By:	/s/ Scott R. Silverman
Scott R. Silverman
Chief Executive Officer and Chief Financial Officer (principal executive Officer and principal financial officer)

