Form 10-Q
period 2021-06-30
C-Bond Systems, Inc
filed 2021-08-16
CIK 1421636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

There were 272,548,481 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding as of August 16, 2021.

C-BOND SYSTEMS, INC.

FORM 10-Q

June 30, 2021

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

C-BOND SYSTEMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$281,444	$323,407
Accounts receivable, net	68,426	79,697
Inventory	74,072	77,200
Prepaid expenses and other current assets	41,632	50,723
Due from related party	12,567	5,526

Total Current Assets	478,141	536,553

OTHER ASSETS:
Property and equipment, net	13,739	18,683
Right of use asset, net	-	21,772
Security deposit	7,132	7,132

Total Other Assets	20,871	47,587

TOTAL ASSETS	$499,012	$584,140

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Note payable, current portion	$556,200	$521,138
Accounts payable	747,503	794,905
Accrued expenses	223,143	186,765
Accrued compensation (See Note 8)	399,671	425,797
Lease liability	-	22,216

Total Current Liabilities	1,926,517	1,950,821

LONG-TERM LIABILITIES:
Note payable, net of current portion	500,000	35,062

Total Long-term Liabilities	500,000	35,062

Total Liabilities	2,426,517	1,985,883

Commitments and Contingencies (See Note 8)

Series B convertible preferred stock: $0.10 par value, 100,000 shares designated; 722 and 427 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively ($731,332 redemption and liquidation value at June 30, 2021)	731,332	429,446
Series C convertible preferred stock: $0.10 par value, 100,000 shares designated; 15,800 and 13,300 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively ($2,401,443 liquidation value at June 30, 2021)	1,600,962	1,336,031

SHAREHOLDERS’ DEFICIT:
Preferred stock: $0.10 par value, 2,000,000 shares authorized; 100,000 Series B and 100,000 Series C designated	-	-
Common stock: $0.001 par value, 4,998,000,000 shares authorized; 241,050,965 and 228,346,974 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	241,051	228,347
Additional paid-in capital	49,778,041	42,573,272
Accumulated deficit	(54,278,891)	(45,968,839)

Total Shareholders’ Deficit	(4,259,799)	(3,167,220)

Total Liabilities and Shareholders’ Deficit	$499,012	$584,140

See accompanying notes to the unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

SALES	$133,670	$43,004	$289,320	$103,830

COST OF SALES (excluding depreciation expense)	24,167	25,174	55,551	40,669

GROSS PROFIT	109,503	17,830	233,769	63,161

OPERATING EXPENSES:
Compensation and related benefits (including stock-based compensation of $51,192 and $308,922 for the three months ended June 30, 2021 and 2020, and $3,953,672 and $670,202 for the six months ended June 30, 2021 and 2020, respectively)	355,818	913,454	4,930,931	1,605,824
Research and development	(3,246)	2,339	(2,404)	4,729
Professional fees	292,193	150,539	516,946	287,080
General and administrative expenses	86,367	77,280	255,523	182,475

Total Operating Expenses	731,132	1,143,612	5,700,996	2,080,108

LOSS FROM OPERATIONS	(621,629)	(1,125,782)	(5,467,227)	(2,016,947)

OTHER INCOME (EXPENSES):
Gain on debt extinguishment, net	-	110,408	-	110,408
Other income	67,778	8,000	67,778	8,000
Derivative expense	-	(365,108)	-	(744,028)
Interest expense	(25,174)	(216,378)	(43,549)	(457,581)

Total Other Income (Expenses)	42,604	(463,078)	24,229	(1,083,201)

NET LOSS	(579,025)	(1,588,860)	(5,442,998)	(3,100,148)

Preferred stock dividend and deemed dividend	(11,478)	-	(2,867,054)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(590,503)	$(1,588,860)	$(8,310,052)	$(3,100,148)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.01)	$(0.04)	$(0.02)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	239,297,760	143,010,150	235,125,277	132,095,900

See accompanying notes to the unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2021 and 2020

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	# of Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2020	228,346,974	$228,347	$42,573,272	$(45,968,839)	$(3,167,220)
Common shares issued for stock-based compensation	2,700,000	2,700	(2,700)	-	-
Beneficial conversion charge for issuance of Series B preferred shares for accrued compensation recorded as stock-based compensation	-	-	3,778,810	-	3,778,810
Common shares issued for accrued compensation	944,767	945	54,796	-	55,741
Accretion of stock-based compensation	-	-	108,554	-	108,554
Accretion of stock-based professional fees	-	-	5,000	-	5,000
Common shares issued for professional fees	1,550,000	1,550	112,550	-	114,100
Common shares issued for cashless warrant exercise	1,008,000	1,008	(1,008)	-	-
Preferred stock dividends and deemed dividend	-	-	2,845,238	(2,855,576)	(10,338)
Net loss	-	-	-	(4,863,973)	(4,863,973)

Balance, March 31, 2021	234,549,741	234,550	49,474,512	(53,688,388)	(3,979,326)

Accretion of stock-based compensation	-	-	51,192	-	51,192
Common shares issued for professional fees	2,700,000	2,700	138,300	-	141,000
Common shares issued for accounts payable	3,801,224	3,801	114,037	-	117,838
Preferred stock dividends and deemed dividend	-	-		(11,478)	(11,478)
Net loss	-	-	-	(579,025)	(579,025)

Balance, June 30, 2021	241,050,965	$241,051	$49,778,041	$(54,278,891)	$(4,259,799)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	# of Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2019	116,749,633	$116,750	$37,266,328	$(40,000,015)	$(2,616,937)
Shares issued for conversion of accounts payable	151,456	151	5,907	-	6,058
Common shares issued for cash	7,000,000	7,000	273,000	-	280,000
Common shares issued for conversion of accrued interest	475,000	475	12,245	-	12,720
Common shares issued for services	1,250,000	1,250	48,750	-	50,000
Issuance of warrants in connection with convertible debt	-	-	8,676	-	8,676
Accretion of stock-based compensation	-	-	170,072	-	170,072
Accretion of stock option expense	-	-	191,308	-	191,308
Net loss	-	-	-	(1,508,288)	(1,508,288)

Balance, March 31, 2020	125,626,089	125,626	37,976,286	(41,508,303)	(3,406,391)

Shares issued for conversion of accrued compensation	203,125	203	16,047	-	16,250
Common shares issued for cash	7,000,000	7,000	154,000	-	161,000
Common shares issued for conversion of debt, accrued interest and fees	12,800,000	12,800	78,565	-	91,365
Extinguishment loss related to conversion of debt	-	-	123,455	-	123,455
Common shares issued for conversion of Series A preferred shares and dividends	9,982,616	9,983	152,809	-	162,792
Common shares issued for services	7,450,000	7,450	(7,450)	-	-
Issuance of warrants in connection with convertible debt	-	-	5,822	-	5,822
Reclassification of put premium to equity upon conversion of Series A preferred	-	-	37,438	-	37,438
Accretion of stock-based compensation	-	-	117,515	-	117,515
Accretion of stock-based professional fees	-	-	5,000	-	5,000
Accretion of stock option expense	-	-	191,307	-	191,307
Net loss	-	-	-	(1,591,860)	(1,591,860)

Balance, June 30, 2020	163,061,830	$163,062	$38,850,794	$(43,100,163)	$(4,086,307)

See accompanying notes to the unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,442,998)	$(3,100,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,944	8,487
Amortization of debt discount to interest expense	-	305,438
Accretion of preferred shares stated value to interest expense	-	40,217
Stock-based compensation	3,953,672	670,202
Stock-based professional fees	261,467	45,000
Bad debt expense	35,000	-
Interest expense related to put premium on convertible debt	-	47,870
Derivative expense	-	744,028
Non-cash gain on debt extinguishment	-	(110,408)
Non-cash fees upon conversion	-	1,750
Lease costs	(444)	267
Change in operating assets and liabilities:
Accounts receivable	(23,729)	122,966
Inventory	3,128	(160,108)
Prepaid expenses and other assets	7,724	6,972
Due from related party	(7,041)	-
Accounts payable	70,436	211,741
Accrued expenses	36,378	78,045
Deferred revenue	-	2,275
Accrued compensation	309,500	434,260

NET CASH USED IN OPERATING ACTIVITIES	(791,963)	(651,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	441,000
Proceeds from sale of series A preferred stock	-	120,000
Proceeds from sale of series C preferred stock	250,000	-
Proceeds from note payable	500,000	156,200
Proceeds from convertible notes payable	-	100,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	750,000	817,200

NET (DECREASE) INCREASE IN CASH	(41,963)	166,054

CASH, beginning of period	323,407	77,211

CASH, end of period	$281,444	$243,265

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$1,371	$273
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as prepaid for services	$79,800	$50,000
Common stock issued for accrued compensation	$40,626	$-
Series B preferred stock issued for accrued compensation	$295,000	$-
Common stock issued for accounts payable	$117,838	$6,058
Common stock issued for debt and accrued interest	$-	$102,335
Common stock issued for conversion of Series A preferred shares and related dividends	$-	$162,792
Reclassification of put premium to equity	$-	$37,438
Preferred stock dividend accrued	$21,816	$-
Deemed dividend related to beneficial conversion feature of Series C preferred shares	$2,845,238	$-
Increase in debt discount and derivative liability	$-	$85,502
Increase in debt discount and paid-in capital for warrants	$-	$14,498

See accompanying notes to the unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 1 – NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

C-Bond Systems, Inc. and its subsidiary (the “Company”) is a materials development company and sole owner, developer, and manufacturer of the patented C-Bond technology. The Company is engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality, and sustainability of brittle material systems. The Company’s present primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally. Additionally, the Company has expanded its product line to include disinfection products. The Company operates in two divisions: C-Bond Transportation Solutions, which sells a windshield strengthening water repellent solution as well as a disinfection product, and Patriot Glass Solutions, which sells multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system.

On April 25, 2018, the Company (which was formerly known as West Mountain Alternative Energy, Inc.) and its subsidiary, WETM Acquisition Corp. (“Acquisition Sub”) entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement with C-Bond Systems, LLC which was organized as a limited liability company in Texas and started business on August 7, 2013 and had three subsidiaries. Pursuant to the terms of the Merger Agreement, on April 25, 2018, referred to as the Closing Date, the Acquisition Sub merged with and into C-Bond Systems, LLC, which was the surviving corporation. Accordingly, C-Bond Systems, LLC became a wholly owned subsidiary of the Company. Any reference to contractual agreements throughout these footnotes may relate to C-Bond Systems Inc., or its subsidiary.

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

On June 30, 2021, the Company entered into a Share Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”) with (i) Mobile Tint LLC, a Texas limited liability company doing business as A1 Glass Coating (“Mobile”), (ii) the sole member of Mobile (the “Mobile Shareholder”), and (iii) Michael Wanke as the Representative of the Mobile Shareholder. Pursuant to the Exchange Agreement, C-Bond agreed to acquire 80% of Mobile’s units, representing 80% of Mobile’s issued and outstanding capital stock (the “Mobile Shares”). On July 22, 2021, the Company closed the Exchange Agreement and acquired 80% of the Mobile Shares. The Mobile Shares were exchanged for 28,021,016 restricted shares of the Company’s common stock in an amount equal to $800,000, divided by the average of the closing prices of the Company’s common stock during the 30-day period immediately prior to the closing as defined in the Exchange Agreement. Two years after closing, the Company has the option to acquire the remaining 20% of Mobile’s issued and outstanding membership interests in exchange for a number of shares of the Company’s common stock equal to 300% of Mobile’s average EBIT value, divided by the price of the Company’s common stock as defined in the Exchange Agreement (the “Additional Closing”). (See Note 13). Mobile, a premier distributor and expert installer of window film solutions including C-Bond BRS and C-Bond Secure, has been in business for more than 30 years and produced annual revenue (unaudited) of approximately $2 million in both 2019 and 2020. As part of the transaction, Mobile’s owner-operator, Michael Wanke, has agreed to join us as President of our Safety Patriot Glass Solutions Group.

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements include the financial statements of its wholly owned subsidiary, C-Bond Systems, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in consolidated financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the year ended December 31, 2020 of the Company which were included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 14, 2021.

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss of $5,442,998 for the six months ended June 30, 2021. The net cash used in operations was $791,963 for the six months ended June 30, 2021. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $54,278,891, $4,259,799 and $1,448,376, respectively, on June 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares, preferred shares and from the issuance of convertible and other promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the six months ended June 30, 2021 and year ended December 31, 2020 estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete or slow moving inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the estimate of the fair value of the right of use asset and lease liability, the valuation of redeemable and mandatorily redeemable preferred stock, the fair value of derivative liabilities, the value of beneficial conversion features, and the fair value of non-cash equity transactions.

Fair Value of Financial Instruments and Fair Value Measurements

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (the “FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2021. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of June 30, 2021 and December 31, 2020.

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

Revenue Recognition

The Company follows Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASC 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and requires certain additional disclosures.

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

Shipping and Handling Costs

Shipping and handling costs incurred for product shipped to customers are included in general and administrative expenses and amounted to $6,896 and $14,498 for the six months ended June 30, 2021 and 2020, respectively. Shipping and handling costs charged to customers are included in sales.

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and includes costs such as labor, materials, and other allocated costs incurred. For the six months ended June 30, 2021 and 2020, research and development costs (recovery) incurred in the development of the Company’s products were $(2,404) and $4,729, respectively, and are included in operating expenses on the accompanying unaudited condensed consolidated statements of operations. In April 2021, the Company received a refund of research of development costs of $3,250.

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Warranty Liability

The Company provides limited warranties on its products for product defects for periods ranging from 12 months to the life of the product. Warranty costs may include the cost of product replacement, refunds, labor costs and other costs. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 12 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets and amounted $26,733 and $26,833 on June 30, 2021 and December 31, 2020, respectively. For the six months ended June 30, 2021 and 2020, warranty expense amounted to $0, for both period and is included in cost of sales on the accompanying unaudited condensed consolidated statements of operations. For the six months ended June 30, 2021 and 2020, a roll forward of warranty liability is as follows:

	For the Six Months Ended June 30,
	2021	2020
Balance at beginning of period	$26,833	$26,933
Warranty expenses incurred	(100)	(100)
Balance at end of period	$26,733	$26,833

Advertising Costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the six months ended June 30, 2021 and 2020, advertising costs charged to operations were $21,296 and $19,789, respectively and are included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which have been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2021 and December 31, 2020, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2016. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of June 30, 2021 and December 31, 2020.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

	June 30,
	2021	2020
Convertible notes	-	149,603,175
Stock options	8,445,698	8,445,698
Warrants	1,000,000	2,338,750
Series B preferred stock	114,598,413	25,481,481
Series C preferred stock	250,793,651	15,428,571
Non-vested, forfeitable common shares	13,270,120	23,851,926
	388,107,882	225,149,601

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The pronouncement requires a modified retrospective method of adoption and is effective on January 1, 2019, with early adoption permitted. For the Company’s administrative office lease, the Company analyzed the lease and concluded that it would be required to record a lease liability and a right of use asset on its consolidated balance sheets at fair value upon adoption of ASU 2016-02. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Segment Reporting

During the six months ended June 30, 2021 and 2020, the Company operated in one business segment.

Risk Factors

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely. The Company has been materially affected by the COVID-19 outbreak to date and the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. The Company has seen a material decrease in sales from its international customers as a result of the unprecedented public health crisis from the COVID-19 pandemic and a decrease in domestic sales due to a decrease in business spending on discretionary items. As a result, the Company’s international customers have delayed the ordering of products and have delayed payment of balances due to the Company. As of June 30, 2021 and December 31, 2020, the Company recognized an allowance for losses on accounts receivable in an amount of $237,480 and $202,480, respectively, which is primarily based on the Company’s assessment of specific identifiable overdue customer accounts located in India and the Philippines. The lack of collection of these accounts receivable balances, which the Company believes was attributable to COVID-19, had a material impact on the cash flows of the Company. The Company cannot estimate the duration of the pandemic and the future impact on its business. A severe or prolonged economic downturn could result in a variety of risks to the Company’s business, including weakened demand for its products and a decreased ability to raise additional capital when needed on acceptable terms, if at all. Currently, the Company is unable to estimate the impact of this event on its operations.

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

NOTE 3 – ACCOUNTS RECEIVABLE

On June 30, 2021 and December 31, 2020, accounts receivable consisted of the following:

	June 30, 2021	December 31, 2020
Accounts receivable	$305,906	$282,177
Less: allowance for doubtful accounts	(237,480)	(202,480)
Accounts receivable, net	$68,426	$79,697

For the six months ended June 30, 2021 and 2020, bad debt expense amounted to $35,000 and $0, respectively.

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 4 – INVENTORY

On June 30, 2021 and December 31, 2020, inventory consisted of the following:

	June 30, 2021	December 31, 2020
Raw materials	$19,667	$24,477
Finished goods	54,405	52,723
Inventory	$74,072	$77,200

NOTE 5 – PROPERTY AND EQUIPMENT

On June 30, 2021 and December 31, 2020, property and equipment consisted of the following:

	Useful Life	June 30, 2021	December 31, 2020
Machinery and equipment	5 - 7 years	$50,722	$50,722
Furniture and office equipment	3 - 7 years	30,245	30,245
Vehicles	5 years	55,941	55,941
Leasehold improvements	3 years	16,701	16,701
		153,609	153,609
Less: accumulated depreciation		(139,870)	(134,926)
Property and equipment, net		$13,739	$18,683

For the six months ended June 30, 2021 and 2020, depreciation and amortization expense is included in general and administrative expenses and amounted to $4,944 and $8,487, respectively.

NOTE 6 – NOTES PAYABLE

On June 30, 2021 and December 31, 2020, notes payable consisted of the following:

	June 30, 2021	December 31, 2020
Notes payable	900,000	400,000
Note payable - PPP note	156,200	156,200
Total notes payable	1,056,200	556,200
Less: current portion of notes payable	(556,200)	(521,138)
Notes payable – long-term	$500,000	$35,062

Notes Payable

On November 14, 2018, the Company entered into a Revolving Credit Facility Loan and Security Agreement (“Loan Agreement”) and a Secured Promissory Note (the “Note”) with BOCO Investments, LLC (the “Lender”). Subject to and in accordance with the terms and conditions of the Loan Agreement and the Note, the Lender agreed to lend to the Company up to $400,000 (the “Maximum Loan Amount”) against the issuance and delivery by the Company of the Note for use as working capital and to assist in inventory acquisition. In 2018, the Lender loaned $400,000 to the Company, the Maximum Loan Amount. The Company should have repaid all principal, interest and other amounts outstanding on or before November 14, 2020. The Company’s obligations under the Loan Agreement and the Note are secured by a first-priority security interest in substantially all of the Company’s assets (the “Collateral”). The outstanding principal advanced to Company pursuant to the Loan Agreement initially bore interest at the rate of 12% per annum, compounded annually.

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

Commencing on January 10, 2019 and on or before the l0th day of each month thereafter, the Company should have paid Lender all interest accrued on outstanding principal under the Loan Agreement and Notes as of the end of the month then concluded. Upon the occurrence of any Event of Default and at any time thereafter, Lender may, at its option, declare any and all obligations immediately due and payable without demand or notice. As of June 30, 2021 and December 31, 2020, the Company did not meet the Minimum Asset Amount covenant as defined in the Loan Agreement, failed to timely pay interest payments due, and has violated other default provisions. Accordingly, the note balance due of $400,000 has been reflected as a current liability on the accompanying consolidated balance sheet and interest shall accrue at 18% per annum.

The Loan Agreement and Note contain customary representations, warranties, and covenants, including certain restrictions on the Company’s ability to incur additional debt or create liens on its property. The Loan Agreement and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties, breach of covenants, and bankruptcy or insolvency proceedings, the occurrence of which, after any applicable cure period, would permit Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Note, as applicable, and to exercise its remedies with respect to the Collateral, including the sale of the Collateral.

On June 30, 2021 and December 31, 2020, principal amount due under this Note amounted to $400,000 and is considered to be in default.

On May 10, 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) and a Secured Promissory Note (the “Note”) in the amount of $500,000 with a lender. The Note shall accrue interest at 8% per annum, compounded annually, and all outstanding principal and accrued interest is due and payable of May 10, 2023. The Company’s obligations under the Loan Agreement and the Note are secured by a second priority security interest in substantially all of the Company’s assets (the “Collateral”). The Loan Agreement and Note contain customary representations, warranties, and covenants, including certain restrictions on the Company’s ability to incur additional debt or create liens on its property. The Loan Agreement and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties and bankruptcy or insolvency proceedings, the occurrence of which, after any applicable cure period, would permit Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Note, as applicable, and to exercise its remedies with respect to the Collateral. Upon the occurrence of an Event of Default under the Loan Agreement and Note, all amounts then outstanding (including principal and interest) shall bear interest at the rate of 18% per annum, compounded annually until the Event of Default is cured. On June 30, 2021 and December 31, 2020, principal amount due under this Note amounted to $500,000 and $0, respectively.

PPP Loan

On April 28, 2020, the Company entered into a Paycheck Protection Program Promissory Note (the “PPP Note”) with respect to a loan of $156,200 (the “PPP Loan”) from Comerica Bank. The PPP Loan was obtained pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES act”) administered by the U.S. Small Business Administration (“SBA”). The PPP Loan matures on April 28, 2022 and bears interest at a rate of 1.00% per annum. The PPP Loan is payable in 18 equal monthly payments of approximately $8,900 commencing November 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Company may apply to have the loan forgiven pursuant to the terms of the PPP if certain criteria are met. As of June 30, 2021, accrued interest payable amounted to $1,836. For the six months ended June 30, 2021, interest expense related to this Note amounted to $775. On June 30, 2021 and December 31,2020, principal amount due under the PPP Note amounted to $156,200 and $156,200, respectively.

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

June 30, 2021

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

The Series B Preferred Stock vests on May 1, 2022.

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

During the six months ended June 30, 2021, the Company accrued a dividend payable of $6,885 which was included in preferred stock dividends on the accompanying condensed consolidated statement of shareholders’ deficit.

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

As of June 30, 2021, the net Series B Preferred Stock balance was $731,332 which includes stated liquidation value of $721,970 and accrued dividends payable of $9,362. As of December 31, 2020, the net Series B Preferred Stock balance was $429,446 which includes stated liquidation value of $426,970 and accrued dividends payable of $2,476.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

On April 28, 2021, the Company filed an Amended and Restated Certificate of Designations of Preferences, Rights, and Limitations of Series C Convertible Preferred Stock (the “Amended Certificate”). The Amended Certificate changes the voting rights of the Series C Preferred Stock on any matters requiring shareholder approval or any matters on which the common shareholders are permitted to vote. Series C Preferred Stock shall have no right to vote on any matters requiring shareholder approval or any matters on which the common shareholders (or other preferred stock of the Company which may vote with the common shareholders) are permitted to vote. With respect to any voting rights of the Series C Preferred Stock set forth herein, the Series C Preferred Stock shall vote as a class, each share of Series C Preferred Stock shall have one vote on any such matter, and any such approval may be given via a written consent in lieu of a meeting of the Holders of the Series C Preferred Stock. Any reference herein to a determination, decision or election being made by the “Majority Holders” shall mean the determination, decision or election as made by Holders holding a majority of the issued and outstanding shares of Series C Preferred Stock at such time. It also adjusts the conversion feature of the Series C Preferred Stock so that any Holder of Series C Preferred Stock cannot convert any portion of the Series C in excess of that number of Series C Preferred Stock that upon conversion would result in beneficial ownership by the Holder of more than 4.99% of the outstanding shares of common stock of the Company.

These Series C preferred stock issuances with redemption provisions that permit the issuer to settle in either cash or common stock, at the option of the holder, were evaluated to determine whether temporary or permanent equity classification on the condensed consolidated balance sheet was appropriate. As per the terms of the Series C preferred stock agreements, Series C preferred stock is redeemable for cash and other assets on the occurrence of a deemed liquidation event. A deemed liquidation event includes a change of control which is not in the Company’s control. As such, since Series C preferred stock is redeemable upon the occurrence of an event that is not within the Company’s control, the Series C preferred stock is classified as temporary equity.

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

June 30, 2021

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

During the six months ended June 30, 2021, the Company accrued a dividend payable of $14,931 which was included in preferred stock dividends on the accompanying condensed consolidated statement of shareholders’ deficit. As of June 30, 2021, the net Series C Preferred Stock balance was $1,600,962 which includes stated liquidation value of $1,580,000 and accrued dividends payable of $20,962. As of December 31, 2020, the net Series C Preferred Stock balance was $1,336,031 which includes stated value of $1,330,000 and accrued dividends payable of $6,031.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

On February 1, 2021, the Company issued an aggregate of 700,000 shares of its common stock for business development, advisory and consulting services rendered and to be rendered. These shares were valued at $54,600, or $0.078 per common share, based on the quoted closing price of the Company’s common stock on the measurement date and will be amortized into stock-based consulting fees over the term of the agreement or vesting period ranging from immediately to one year. In connection with the issuance of these shares, during the six months ended June 30, 2021, the Company recorded stock-based professional fees of $30,550 and prepaid expenses of $24,050 which will be amortized into stock-based professional fees over the term of the agreement or vesting period of 0.75 years.

On March 8, 2021, the Company issued an aggregate of 750,000 shares of its common stock for business development and consulting services rendered and to be rendered. These shares were valued at $49,500, or $0.066 per common share, based on the quoted closing price of the Company’s common stock on the measurement date, and will be amortized into stock-based consulting fees over the term of the agreement or vesting period. In connection with the issuance of these shares, as of June 30, 2021, the Company recorded stock-based professional fees of $36,667 and prepaid expenses of $12,833 which will be amortized into stock-based professional fees over the term of the agreement or vesting period of 0.75 years.

On April 7, 2021, the Company issued 2,500,000 shares of its common stock for investor relations services to be rendered. These shares were valued at $135,000, or $0.054 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, the Company recorded stock-based professional fees of $135,000.

On June 3, 2021, the Company issued 200,000 shares of its common stock for technology services rendered. These shares were valued at $6,000, or $0.03 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with the issuance of these shares, the Company recorded stock-based professional fees of $6,000.

During the six months ended June 30, 2021, the Company recorded stock-based professional fees of $43,250 in connection with the amortization to prepaid expenses of $38,250 and accretion of stock-based professional fees of $5,000 related to common shares previously issued.

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

On February 1, 2021, the Company issued 200,000 shares of its common stock to an individual who agreed to act as the Company’s national sales manager for services to be rendered. These shares were valued at $15,600, or $0.078 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares were to vest on May 1, 2022. On May 17,2021, this individual resigned and these shares have been forfeited.

On March 8, 2021, the Company granted restricted stock awards for an aggregate of 2,500,000 common shares of the Company to an employee and an officer of the Company for services to be rendered. which were valued at $165,000, or $0.066 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares were to vest on May 1, 2022. On May 17,2021, this individual resigned and these shares have been forfeited.

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

During the six months ended June 30, 2021 and 2020, aggregate accretion of stock-based compensation expense on granted non-vested shares amounted to $159,746 and $287,587, respectively. Total unrecognized compensation expense related to these unvested common shares on June 30, 2021 amounted to $126,504 which will be amortized over the remaining vesting period of 0.75 years.

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

The following table summarizes activity related to non-vested shares:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2020	23,826,926	$0.16
Granted	5,194,767	0.07
Forfeited	(700,000)	(0.07)
Shares vested	(15,051,573)	(0.15)
Non-vested, June 30, 2021	13,270,120	$0.14

Shares Issued for Accounts Payable

On January 13, 2020, the Company issued 151,456 common shares upon conversion of accounts payable of $6,058, or $0.04 per common share, based on contemporaneous common share sales by the Company.

On May 4, 2021, the Company issued 3,801,224 common shares upon conversion of accounts payable of $117,838, or $0.031 per common share, based on the quoted closing price of the Company’s common stock on the measurement date.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Stock Options

For the six months ended June 30, 2021 and 2020, the Company recorded $0 and $382,615 of compensation expense related to stock options, respectively. Total unrecognized compensation expense related to unvested stock options on June 30, 2021 amounted to $0. The weighted average period over which stock-based compensation expense related to these options will be recognized is approximately one month.

Stock option activities for the six months ended June 30, 2021 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2020	8,445,698	$0.40	5.10	$48,000
Granted	-	-	-	-
Forfeited	-	-	-	-
Balance Outstanding, June 30, 2021	8,445,698	$0.40	4.63	$-
Exercisable, June 30, 2021	8,445,698	$0.40	4.63	$-

Warrants

On January 7, 2021, the Company issued 1,008,000 shares of its common stock in connection with the cashless exercise of 1,050,000 warrants. The exercise price was based on contractual terms of the related warrant.

Warrant activities for the six months ended June 30, 2021 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2020	2,050,000	$0.05	3.66	$137,000
Exercised	(1,050,000)	0.01	-	-
Cancelled	-	-	-	-
Balance Outstanding June 30, 2021	1,000,000	$0.09	3.06	$0
Exercisable, June 30, 2021	1,000,000	$0.09	3.06	$0

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

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

The aggregate number of shares of common stock and number of shares of the Company’s common stock that may be subject to incentive stock options granted under the 2018 Plan is 50,000,000 shares, of which 11,445,698 shares have been issued or granted under incentive stock options and 28,451,070 shares of restricted stock have been issued as of June 30, 2021. All shares underlying grants are expected to be issued from the Company’s unissued authorized shares available.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of June 30, 2021, other than discussed below, the Company is not involved in any other pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

On March 8, 2021, a former officer of the Company resigned. Both parties alleged certain claims against the other, including certain compensation claims, and are in discussion regarding resolution. Neither party has filed litigation. The Company intends to vigorously defend itself against any possible claims and assert any relevant claims against the former executive and believes it will prevail.

Accrued Compensation

During the early stages of the pandemic, the Company and certain employees/contractors agreed to a 20-30% deferral of their base compensation. At a later date, the Company offered to convert this deferred amount to equity of the Company. For those that rejected this offer, there were no assurances that the 20-30% temporary reduction would be paid in cash.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

On January 18, 2021, the Company’s board of directors approved a bonus to officers and an employee of the Company in the aggregate amount of $330,000 which shall be initially deferred and was recorded as an accrued compensation on the bonus approval date.

Licensing agreement

Pursuant to an agreement dated April 8, 2016, between the Company and Rice University, Rice University has granted a non-exclusive license to the Company, in nanotube-based surface treatment for strengthening glass and related materials under Rice’s intellectual property rights, to use, make, distribute, offer, and sell the licensed products specified in the agreement. In consideration for which, the Company had to pay a one-time non-refundable license fee of $10,000 and royalty payments of 5% of net sales of the licensed products during the term of the agreement and a sell-off period of 180 days from termination, In addition, the Company is required to pay for the maintenance of the patents, This agreement will continue until the expiration of the last to expire of the licensed property rights, unless terminated earlier in accordance with the terms of the agreement. There have been no royalty payments paid or due through June 30, 2021.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

NOTE 9 – CONCENTRATIONS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits. The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. On June 30, 2021, the Company had approximately $34,000 of cash in excess of FDIC limits of $250,000. There were no balances in excess of FDIC insured levels as of December 31, 2020. The Company has not experienced any losses in such accounts through June 30, 2021.

Geographic Concentrations of Sales

For the six months ended June 30, 2021 and 2020, all sales were in the United States.

Customer Concentrations

For the six months ended June 30, 2021, three customers accounted for approximately 54.4% of total sales (10.1%, 17.1%, and 27.2%, respectively). For the six months ended June 30, 2020, four customers accounted for approximately 51.5% of total sales (10.2%, 13.3%, 15.0% and 13.0%, respectively). On June 30, 2021, three customers accounted for 39.8% (13.4%, 13.3% and 13.1%, respectively) of the net accounts receivable balance. A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

Transaction Price

The Company agrees with its customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances and freight. In the Company’s contracts with customers, the Company allocates the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Returns of the Company’s product by its customers are permitted only when the product is not to specification and were not material for the six months ended June 30, 2021 and 2020. Any sales tax, value added tax, and other tax the Company collects concurrently with its revenue-producing activities are excluded from revenue.

Revenue Disaggregation

The Company tracks its revenue by product. The following table summarizes our revenue by product for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30,
	2021	2020
C-Bond Secure multi-purpose and BRS ballistic resistant glass protection systems	$160,292	$62,183
C-Bond nanoShield solution sales	106,372	16,329
Disinfection products	7,130	18,138
Installation and other services	12,143	1,377
Freight and delivery	3,383	5,803
Total	$289,320	$103,830

NOTE 11 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITIES

In October 2019, the Company entered into an 18-month lease agreement for the lease of office and warehouse space under a non-cancelable operating lease through May 31, 2021. From the lease commencement date of December 1, 2019 until November 30, 2020, monthly rent shall be $4,444 and from December 1, 2020 to May 31, 2021, monthly rent shall be $4,577 per month. On May 12, 2021 and effective June 1, 2021, the Company entered into an amendment to the lease which extended the lease for one year until May 31, 2022 at a monthly base rent of $5,283.

In adopting ASC Topic 842, Leases (Topic 842) on January 1, 2019, the Company had elected the ‘package of practical expedients’, which permitted it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs (see Note 2). In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. Since the terms of the Company’s operating lease for its office space prior to October 2019 was 12 months or less on the date of adoption, pursuant to ASC 842, the Company determined that the lease met the definition of a short-term lease, and the Company did not recognize the right-of use asset and lease liability arising from this lease. Upon renewal of the lease in October 2019, the Company analyzed the new lease and determined it is required to record a lease liability and a right of use asset on its consolidated balance sheet, at fair value.

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

During the six months ended June 30, 2021 and 2020, in connection with its operating leases, the Company recorded rent expense of $46.191 and $51,602, respectively, which includes rent on a short-term lease for a corporate apartment and is expensed during the period and included in operating expenses on the accompanying condensed consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability in October 2019 was a discount rate of 12% which was based on the Company’s estimated incremental borrowing rate.

On June 30, 2021 and December 31, 2020, right-of-use asset (“ROU”) is summarized as follows:

	June 30, 2021	December 31, 2020
Office leases right of use assets	$74,296	$74,296
Less: accumulated amortization	(74,296)	(52,524)
Balance of ROU assets	$-	$21,772

On June 30, 2021 and December 31, 2020, operating lease liabilities related to the ROU assets are summarized as follows:

	June 30, 2021	December 31, 2020
Lease liabilities related to office leases right of use assets	$-	$22,216
Less: current portion of lease liabilities	-	(22,216)
Lease liabilities – long-term	$-	$-

NOTE 12 – RELATED PARTY TRANSACTIONS

Due from Related Party

On June 30, 2021 and December 31, 2020, the Company has an amount due from the Company’s chief executive officer of $12,567 and $5,526, respectively, related to the overpayment of accrued compensation. The balance due is included in due from related party on the accompanying condensed consolidated balance sheets.

NOTE 13 – SUBSEQUENT EVENTS

Shares issued for services

On July 7, 2021, the Company issued 2,500,000 shares of its common stock for investor relations services to be rendered. These shares were valued at $72,500, or $0.029 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, the Company shall record stock-based professional fees of $72,500 over the 3 month term.

On July 22, 2021, pursuant to the Share Exchange Agreement and Plan of Reorganization discussed below, the Company issued 976,500 shares of its common stock to employees of Mobile Tint LLC as a bonus. These shares were valued at $24,412, or $0.025 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, the Company recorded stock-based compensation of $24,412.

Acquisition of Mobile Tint LLC

On June 30, 2021, the Company entered into a Share Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”) with (i) Mobile Tint LLC, a Texas limited liability company doing business as A1 Glass Coating (“Mobile”), (ii) the sole member of Mobile (the “Mobile Member”), and (iii) Michael Wanke as the Representative of the Mobile Member. Pursuant to the Exchange Agreement, the Company agreed to acquire 80% of Mobile’s member units, representing 80% of Mobile’s issued and outstanding membership units (the “Mobile Member Units”).

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

On July 22, 2021, the Company closed the Exchange Agreement and acquired 80% of the Mobile Member Units. The Mobile Member Units were exchanged for restricted shares of the Company’s common stock, in an amount equal to $800,000, divided by the average of the closing prices of the Company’s common stock during the 30-day period immediately prior to the closing as defined in the Exchange Agreement. In connection with the Exchange Agreement, the Company issued 28,021,016 shares of its common stock. Two years after closing, the Company has the option to acquire the remaining 20% of Mobile’s issued and outstanding membership interests in exchange for a number of shares of the Company’s common stock equal to 300% of Mobile’s average EBIT value, divided by the price of the Company’s common stock as defined in the Exchange Agreement (the “Additional Closing”).

The Company also entered into an Amendment to the Exchange Agreement, dated July 21, 2021, which, among other things, stipulates that for U.S. federal income tax purposes the Exchange and the Additional Closing (if exercised) are intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Code and the Treasury Regulations, and the definition of “Total EBIT Value” shall mean Mobile’s net income, before income tax expense and interest expense have been deducted, for the period beginning on July 1, 2021 and ending on June 30, 2023, plus fifty percent (50%) of the Mobile Member’s Base Salary, as defined in the Executive Employment Agreement dated July 21, 2021, between the Mobile Member and the Company (the “Employment Agreement”), as described below.

The Exchange Agreement transaction documents include the Operating Agreement of Mobile (the “Operating Agreement”) which, among other things, appoints Mr. Wanke, Scott R. Silverman, and Allison Tomek as the Managers of Mobile, and governs the operations of Mobile as outlined therein. Under the terms of the Operating Agreement, the Managers shall not have the authority to perform or approve the following actions, among other things, unless such action is also approved by a unanimous vote: to terminate the existing lease between Company and MDW Management, LLC, an entity owned by Michael Wanke and is spouse; to borrow money for the Company from banks, other lending institutions, the Manager, Members, or affiliates of the Manager or Members; to establish lines of credit in the name of the Company with financial institutions such as banks or other lending institutions; to determine and declare distributions to Members of Mobile.

In connection with the Exchange Agreement, the Company entered into a Piggy-Back Registration Rights Agreement dated July 20, 2021 (the “Registration Rights Agreement”) with Mobile, the Mobile Member, and Mr. Wanke, pursuant to which if at any time on or after the date of the closing, the Company proposes to file any Registration Statement (a “Registration Statement”) with respect to any offering of equity securities by the Company for its own account or for shareholders of the Company, other than a Form S-8 Registration Statement, a dividend reinvestment plan, or in connection with a merger or acquisition, then the Company shall (x) give written notice of such proposed filing to the holders of registrable securities no less than ten (10) days before the anticipated filing date of the Registration Statement, and (y) offer to the holders of registrable securities the opportunity to register the sale of either (i) an amount of registrable securities equal to the total number of shares of the Company’s common stock being registered in such Registration Statement that are being offered solely for the Company’s account excluding the registrable securities; or (ii) an amount of registrable securities equal to the total number of shares of the Company’s common stock being registered for resale by shareholders of the Company excluding the registrable securities.

On July 21, 2021, the Company entered into the Employment Agreement with Mr. Wanke, the President of Mobile, to serve as the President of C-Bond’s Safety Solutions Group. Under the three-year Employment Agreement, Mr. Wanke will receive a base salary of $240,000 per year, which may be increased from time to time with the approval of the board of directors. In addition, Mr. Wanke may receive an annual bonus as determined by the board of directors. It is understood that although Mr. Wanke’s base salary will be paid by Mobile, 50% of the base salary will be allocated to the expenses of Mobile, and the other 50% of the base salary will be allocated to the expenses of the Company. The term of this Agreement (the “Initial Term”) shall begin as of July 21, 2021 (the “Effective Date”) and shall end on the earlier of (i) the third anniversary of the Effective Date and (ii) the time of the termination of the Executive’s employment in accordance with the Employment Agreement. This Initial Term and any Renewal Term (as defined below) shall automatically be extended for one or more additional terms of one (1) year each (each a “Renewal Term” and together with the Initial Term, the “Term”), unless either the Company or Executive provide notice to the other Party of their desire to not so renew the Initial Term or Renewal Term (as applicable) at least thirty (30) days prior to the expiration of the then-current Initial Term or Renewal Term, as applicable. All unvested shares of stock and stock options shall expire upon such termination, if any. The Executive shall be eligible for an annual bonus payment in an amount to be determined by the Board of Directors of the Company (the “Bonus”). The Bonus shall be determined and payable based on the achievement of certain performance objectives of the Company as established by the Board and communicated to and agreed to by the Executive in writing as soon as practicable after commencement of the year in respect of which the Bonus is paid. The Bonus, if earned, is payable in cash and/or restricted stock at the discretion of the Board. It is understood between the Parties that the target bonus for each year shall be up to 50% of the Base Salary.

C-BOND SYSTEMS, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

In connection with the Exchange Agreement, the Company was named as guarantor (“Guarantor”) of a Commercial Lease Agreement dated July 21, 2021, by and between landlord MDW Management, LLC,, a company owned by Michael Wanke and his wife and tenant Mobile Tint, LLC d/b/a A-1 Glass (the “Lease”). The term of the Lease is 60 months, at a minimum monthly rent of $5,600 (not including tax), with two five-year options for the tenant to renew. The Company’s obligation as Guarantor of the Lease will terminate upon the occurrence of earlier of the following: (i) the date of Guarantor’s acquisition of 100% of the ownership interests of Mobile; (ii) the date that Guarantor beneficially owns less than an eighty percent (80%) ownership interest in Mobile; or (iii) two (2) years from and after the effective date of the guaranty.

In connection with the Exchange Agreement, the assets acquired and liabilities assumed shall be recorded at their estimated fair values on the acquisition date, subject to adjustment during the measurement period with subsequent changes recognized in earnings or loss. These estimates are inherently uncertain and are subject to refinement. Management develops estimates based on assumptions as a part of the purchase price allocation process to value the assets acquired and liabilities assumed as of the business acquisition date. As a result, during the purchase price measurement period, which may be up to one year from the business acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed based on completion of valuations, with the corresponding offset to goodwill. After the purchase price measurement period, the Company will record any adjustments to assets acquired or liabilities assumed in operating expenses in the period in which the adjustments may have been determined. Based upon the purchase price allocation, the following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of the respective acquisition:

Total
Assets acquired:
Tangible assets	$561,985
Intangible assets and goodwill	376,499
Total assets acquired at fair value	938,484
Less: total liabilities assumed	(243,563)
Net asset acquired	$694,921

Purchase consideration paid:
Fair value of common shares issued	$694,921
Total purchase consideration paid	$694,921

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Mobile Tint LLC had occurred as of the beginning of the following periods:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net Revenues	$1,051,657	$1,195,328
Net Loss	$(5,106,305)	$(2,877,630)
Net Loss per Share	$(0.02)	$(0.02)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

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

Overview

We are a nanotechnology company and sole owner, developer, and manufacturer of the patented C-Bond technology. The Company is engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality, and sustainability of brittle material systems. Our present primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally. We operate in two divisions: C-Bond Transportation Solutions and Patriot Glass Solutions.

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

On April 25, 2018, our wholly owned subsidiary, Acquisition Sub, merged with and into C-Bond Systems, LLC, pursuant to which C-Bond Systems, LLC was the surviving corporation and became our wholly owned subsidiary. All the outstanding membership interests of C-Bond Systems, LLC were converted into shares of our common stock, as described in more detail below. We changed our name to C-Bond Systems, Inc. on July 18, 2018.

On May 20, 2020, we entered into a two-year Distributor Agreement with an entity where we were appointed as a distributor to exclusively sell MB-10 Disinfectant Tablets for use in certain markets. MB-10 Disinfectant Tablets are the most convenient way yet to deliver the benefits of chlorine dioxide to hygiene or biosafety programs. MB-10 disinfectant tablets have one of the broadest, most complete EPA registration labels on the market. It is a safe, easy, and effective way to disinfect a vehicle’s interior using an EPA registered disinfectant (Reg No.70060-19-46269) included on List N for use against human coronavirus SARS-CoV-2. It is proven effective against emerging viral pathogens, including enveloped and large and small non-enveloped viruses. MB-10 Tablets provide fast-acting virus and bacteria protection that is safe for all vehicle surfaces including LED screens and electronics without leaving a residue or odor. We were appointed as a distributor to exclusively sell MB-10 Disinfectant Tablets for use in the following markets:

●	Automotive, Trucking, RV, rental agencies (auto and truck), service vehicles (taxi, Uber, Lyft), mass transit (train, buses), golf carts, aviation, train, marine (potential future growth)

●	Dealerships

●	Service Providers

●	Transportation Detailing.

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

On June 30, 2021, we entered into a Share Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”) with (i) Mobile Tint LLC, a Texas limited liability company doing business as A1 Glass Coating (“Mobile”), (ii) the sole member of Mobile (the “Mobile Member”), and (iii) Michael Wanke as the Representative of the Mobile Member. Pursuant to the Exchange Agreement, we agreed to acquire 80% of Mobile’s member units, representing 80% of Mobile’s issued and outstanding capital stock (the “Mobile Member Units”). On July 22, 2021, we closed the Exchange Agreement and acquired 80% of the Mobile Shares. The Mobile Member Units were exchanged for restricted shares of the Company’s common stock, in an amount equal to $800,000, divided by the average of the closing prices of the Company’s common stock during the 30-day period immediately prior to the closing as defined in the Exchange Agreement. In connection with the Exchange Agreement, we issued 28,021,016 shares of its common stock. Two years after closing, we have the option to acquire the remaining 20% of Mobile’s issued and outstanding membership interests in exchange for a number of shares of the Company’s common stock equal to 300% of Mobile’s average EBIT value, divided by the price of the Company’s common stock as defined in the Exchange Agreement (the “Additional Closing”). Mobile, a premier distributor and expert installer of window film solutions including C-Bond BRS and C-Bond Secure, has been in business for more than 30 years and produced annual revenue (unaudited) of approximately $2 million in both 2019 and 2020. As part of the transaction, Mobile’s owner-operator, Michael Wanke, has agreed to join us as President of our Patriot Glass Solutions group.

Operating Overview

We are a nanotechnology company and sole owner, developer, and manufacturer of the patented C-Bond technology. We are engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality, and sustainability of brittle material systems. Our present primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally. The Company operates in two divisions: C-Bond Transportation Solutions, which sells a windshield strengthening water repellent solution as well as a disinfection product, and Patriot Glass Solutions, which sells multi-purpose glass strengthening primer and window film mounting solutions, including ballistic resistant film systems (C-Bond BRS”) and a forced entry system (“C-Bond Secure”).. The C-Bond technology enables ordinary glass to dissipate energy by permeating the glass surface and detecting microscopic flaws and defects that are randomly distributed all over the glass surface. C-Bond’s unique qualities then work to locate and repair the identified surface imperfections that weaken the glass composite structure and ultimately act as failure initiators. The C-Bond formula is engineered to maintain original glass design integrity while increasing the mechanical performance properties of the glass unit. As a result of the COVID-19 pandemic we created partnerships to distribute disinfection related products, which we began to sell in the second quarter of 2020.

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

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss of $5,442,998 for the six months ended June 30, 2021. The net cash used in operations was $791,963 for the six months ended June 30, 2021. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $54,278,891, $4,259,799 and $1,448,376, respectively, on June 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares, preferred shares and from the issuance of convertible and other promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely. We have been materially affected by the COVID-19 outbreak to date and the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. We have seen a material decrease in sales from our international customers as a result of the unprecedented public health crisis from the COVID-19 pandemic and a decrease in domestic sales due to a decrease in business spending on discretionary items. As a result, our international customers have delayed the ordering of products and have delayed payment of balances due to the Company. As of June 30, 2021 and December 31, 2020, we recognized an allowance for losses on accounts receivable in an amount of $237,480 and $202,480, respectively, which is primarily based on our assessment of specific identifiable overdue customer accounts located in India and the Philippines. The lack of collection of these accounts receivable balances, which we believe was attributable to COVID-19, had a material impact on the cash flows of the Company. We cannot estimate the duration of the pandemic and the future impact on our business. A severe or prolonged economic downturn could result in a variety of risks to the Company’s business, including weakened demand for its products and a decreased ability to raise additional capital when needed on acceptable terms, if at all. Currently, we are unable to estimate the impact of this event on our operations.

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

Revenue Recognition

We follow Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASC 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and requires certain additional disclosures.

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the three and six months ended June 30, 2021 and 2020, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three and six months ended June 30, 2021 and 2020.

Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020:

Sales

For the three months ended June 30, 2021, sales amounted to $133,670 as compared to $43,004 for the three months ended June 30, 2020, an increase of $90,666, or 210.8%. The increase was primarily attributable to an increase in C-Bond nanoShield solution sales of $42,768, an increase in sales of C-Bond ballistic resistant glass protection systems and C-Bond Secure window film application solution of $57,027, and an increase in sale of installation and other services of $10,762, offset by a decrease in disinfectant product of $17,708 and a decrease in freight and delivery revenue of $2,183. The increase in sales of C-Bond ballistic resistant glass protection systems and C-Bond Secure window film application solution was primarily due to an increase in both domestic sales resulting from the gradual reopening of economies from COVID-19 restrictions and sales efforts.

For the six months ended June 30, 2021, sales amounted to $289,320 as compared to $103,830 for the six months ended June 30, 2020, an increase of $185,490, or 178.6%. The increase was primarily attributable to an increase in C-Bond nanoShield solution sales of $90,043, an increase in sales of C-Bond ballistic resistant glass protection systems and C-Bond Secure window film application solution of $98,109, and an increase in sale of installation and other services of $10,766, offset by a decrease in disinfectant product of $11,008 and a decrease in freight and delivery revenue of $2,420. The increase in sales of C-Bond ballistic resistant glass protection systems and C-Bond Secure window film application solution was primarily due to an increase in both domestic sales resulting from the gradual reopening of economies from COVID-19 restrictions and sales efforts.

Cost of Goods Sold

Cost of goods sold is comprised primarily of cost of raw materials and finished inventory sold, packaging costs, and warranty costs.

For the three months ended June 30, 2021, cost of sales amounted to $24,167 as compared to $25,174 for the three months ended June 30, 2020, a decrease of $1,007, or 4.0%. For the six months ended June 30, 2021, cost of sales amounted to $55,551 as compared to $40,669 for the six months ended June 30, 2020, an increase of $14,882, or 36.6%. The increase in cost of sales was primarily due to an increase in sales of C-Bond nanoShield solution, C-Bond ballistic resistant glass protection systems and C-Bond Secure window film application solution and disinfectant products.

Gross Profit

For the three months ended June 30, 2021, gross profit amounted to $109,503, or 81.9% of sales, as compared to $17,830, or 41.5% of sales, for the three months ended June 30, 2020, an increase of $91,673, or 514.1%. For the six months ended June 30, 2021, gross profit amounted to $233,769, or 80.8% of sales, as compared to $63,161, or 60.8% of sales, for the six months ended June 30, 2020, an increase of $170,608, or 270.1%. This increase in gross profits is primarily the result of an increase in the sales of C-Bond nanoShield solution, C-Bond ballistic resistant glass protection systems and C-Bond Secure window film application solution and a decrease in sales of disinfectant products. Generally, we recognize a higher gross profit percentage on the sale of C-bond nanoShield and C-bond ballistic resistant glass protections systems than we do on the sale of disinfection products.

Operating Expenses

For the three months ended June 30, 2021, operating expenses amounted to $731,132 as compared to $1,143,612 for the three months ended June 30, 2021, a decrease of $412,480, or 36.1%. For the six months ended June 30, 2021, operating expenses amounted to $5,700,996 as compared to $2,080,108 for the six months ended June 30, 2021, an increase of $3,620,888, or 174.1%. For the three and six months ended June 30, 2021 and 2020, operating expenses consisted of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
Compensation and related benefits, including stock-based compensation charges	$355,818	$913,454	$4,930,931	$1,605,824
Research and development	(3,246)	2,339	(2,404)	4,729
Professional fees	292,193	150,539	516,946	287,080
General and administrative expenses	86,367	77,280	255,523	182,475

Total	$731,132	$1,143,612	$5,700,996	$2,080,108

Compensation and Related Benefits

●	For the three months ended June 30, 2021, compensation and related benefits decreased by $557,636, or 61.1%, as compared to the three months ended June 30, 2020. This decrease was primarily due to a decrease in stock-based compensation of $257,730 and a decrease in compensation to executive officers and employees during the three months ended June 30, 2021 of $299,906 related to a decrease in executive and sales personnel. During the three months ended June 30, 2021 and 2020, stock-based compensation related to the accretion of stock-option expense amounted to $0 and $191,307, respectively, and other stock-based compensation amounted to $51,192 and $117,515, respectively, an aggregate decrease of $257,630.

●	For the six months ended June 30, 2021, compensation and related benefits increased by $3,325,107, or 207.1%, as compared to the six months ended June 30, 2020. This increase was primarily due to an increase in stock-based compensation of $3,283,470 and an increase in compensation to executive officers and employees during the six months ended June 30, 2021 of $41,737. During the six months ended June 30, 2021 and 2020, stock-based compensation related to the accretion of stock-option expense amounted to $0 and $382,615, respectively, and other stock-based compensation amounted to $3,953,672 and $287,587, respectively, an aggregate increase of $3,283,470. On January 18, 2021, the Board of Directors of the Company agreed to satisfy $295,000 of accrued compensation owed to its executive officers and former executive officer (collectively, the “Management”) through a Liability Reduction Plan (the “Plan”). Under this Plan, Management agreed to accept 295 shares of the Company’s Series B convertible preferred stock in settlement of accrued compensation. The conversion feature of the Series B Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series B Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, the Company immediately recorded non-cash stock-based compensation of $3,778,810 related to the beneficial conversion feature arising from the issuance of Series B Preferred Stock.

Research and Development

Research and development expenses (recovery) consist primarily of contracted development services, third party testing laboratories, materials used and allocated overhead expenses.

●	For the three months ended June 30, 2021, research and development expense decreased by $5,585, or 238.8%, as compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, research and development expense decreased by $7,133, or 150.8%, as compared to the six months ended June 30, 2020. The decrease in research and development expense is primarily related to a receipt of a refund of previous research and development costs of $3,250 and a decrease in use of contracted development services due a lack of working capital and business impacted by the COVID-19 global pandemic.

We believe continued investment is important to attaining our strategic objectives and expect research and development expenses to increase in the foreseeable future, if working capital is available.

Professional Fees

●	For the three months ended June 30, 2021, professional fees increased by $141,654, or 94.1%, as compared to the three months ended June 30, 2020. This increase primarily related to an increase in legal fees of $36,639 and an increase in consulting fee of $145,132, offset by a decrease in investor relations fees of $33,551 and a decrease in other professional fees of $6,566.

●	For the six months ended June 30, 2021, professional fees increased by $229,866, or 80.1%, as compared to the six months ended June 30, 2020. This increase primarily related to an increase in legal fees of $61,122 and an increase in consulting fee of $209,450, offset by a decrease in investor relations fees of $29,735 and a decrease in other professional fees of $10,971.

General and Administrative

General and administrative expenses consist primarily of rent, insurance, depreciation expense, sale and marketing, delivery and freight, travel and entertainment, and other office expenses.

●	For the three months ended June 30, 2021, general and administrative expenses increased by $9,087, or 11.8%, as compared to the three months ended June 30, 2020. This increase was attributable to increase in advertising and marketing expenses.

●	For the six months ended June 30, 2021, general and administrative expenses increased by $73,048, or 40.0%, as compared to the six months ended June 30, 2020. This increase was attributable to increase in bad debt expense of $35,000, an increase in travel, and an increase in advertising and marketing expenses.

We expect our general and administrative expenses to increase due to the anticipated growth of our business and as the economy emerges from the pandemic.

Loss from Operations

For the three months ended June 30, 2021, loss from operations decreased by $504,153, or 44.8%, as compared to the three months ended June 30, 2020 resulting from changes discussed above.

For the six months ended June 30, 2021, loss from operations increased by $3,450,280, or 171.1%, as compared to the six months ended June 30, 2020 resulting from changes discussed above.

Other Expenses, net

For the three months ended June 30, 2021, other income, net amounted to $42,604 as compared other expenses, net $463,078 for the three months ended June 30, 2020, a change of $505,682, or 109.2%. This change was due to a decrease in derivative expense of $365,108 attributable to the recording of derivative liabilities related to convertible debt during the 2020 period, and a decrease in interest expense of $191,204 related to a decrease in the amortization of debt discount and a decrease in interest-bearing debt, offset by a decrease in gain on debt extinguishment of $110,408 which was recorded in the 2020 period. Additionally, during the 2021 period, we recognized other income of $67,778 related to receipt of insurance proceeds for storm damage.

For the six months ended June 30, 2021, other income, net amounted to $24,229 as compared other expenses, net $1,083,201 for the six months ended June 30, 2020, a change of $1,107,430, or 102.2%. This change was due to a decrease in derivative expense of $744,028 attributable to the recording of derivative liabilities related to convertible debt during the 2020 period, and a decrease in interest expense of $414,032 related to a decrease in the amortization of debt discount and a decrease in interest-bearing debt, offset by a decrease in gain on debt extinguishment of $110,408 which was recorded in the 2020 period. Additionally, during the 2021 period, we recognized other income of $67,778 related to receipt of insurance proceeds for storm damage.

Net Loss

Due to factors discussed above, for the three months ended June 30, 2021 and 2020, net loss amounted to $579,025 and $1,588,860, respectively. For the three months ended June 30, 2021 and 2020, net loss attributable to common shareholders, which included a deemed dividend related to price protection, beneficial conversion features on preferred stock, and the dividends accrued on Series B and C preferred stock of $11,478 and $0, amounted to $590,503, or $(0.00) per basic and diluted common share, and $1,588,860, or $(0.01) per basic and diluted common share, respectively. For the six months ended June 30, 2021 and 2020, net loss amounted to $5,442,998 and $3,100,148, respectively. For the six months ended June 30, 2021 and 2020, net loss attributable to common shareholders, which included a deemed dividend related to price protection, beneficial conversion features on preferred stock, and the dividends accrued on Series B and C preferred stock of $2,867,054 and $0, amounted to $8,310,052, or $(0.04) per basic and diluted common share, and $3,100,148, or $(0.02) per basic and diluted common share, respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $281,444 and $323,407 as of June 30, 2021 and December 31, 2020, respectively.

Our primary uses of cash have been for salaries, fees paid to third parties for professional services, research and development expense, and general and administrative expenses. We have received funds from the sales of products and from various financing activities such as from the sale of our common shares, from the sale of preferred shares, and from debt financings. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business,

●	Research and development fees;

●	Addition of administrative and sales personnel as the business grows, and

●	The cost of being a public company;

●	Marketing expense for building brand;

●	Capital requirements for production capacity.

●	Working capital requirements to support acquired companies.

Since inception, we have raised proceeds from the sale of common shares and preferred shares, and from debt to fund our operations and research and development initiatives.

On February 24, 2021, we entered into a subscription agreement with an accredited investor whereby the investor agreed to purchase 2,500 shares of the Company’s Series C Convertible Preferred Stock for $250,000, or $100.00 per share, the stated value, which were used from working capital purposes. The conversion feature of the Series C Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series C Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, we immediately recorded a non-cash deemed dividend of $2,845,238 related to the beneficial conversion feature arising from the issuance of Series C Preferred Stock.

On May 10, 2021, we entered into a Loan and Security Agreement (the “Loan Agreement”) and a Secured Promissory Note (the “Note”) in the amount of $500,000 with a lender, who is a beneficial owner of the Company. The Note shall accrue interest at 8% per annum, compounded annually, and all outstanding principal and accrued interest is due and payable of May 10, 2023. Our obligations under the Loan Agreement and the Note are secured by a second priority security interest in substantially all of the Company’s assets (the “Collateral”). The Loan Agreement and Note contain customary representations, warranties and covenants, including certain restrictions on our ability to incur additional debt or create liens on its property. The Loan Agreement and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties and bankruptcy or insolvency proceedings, the occurrence of which, after any applicable cure period, would permit Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Note, as applicable, and to exercise its remedies with respect to the Collateral. Upon the occurrence of an Event of Default under the Loan Agreement and Note, all amounts then outstanding (including principal and interest) shall bear interest at the rate of 18% per annum, compounded annually until the Event of Default is cured. On June 30, 2021 and December 31, 2020, principal amount due under this Note amounted to $500,000 and $0, respectively.

Additional cash liquidity is generated from product sales. However, to date, we are not profitable, and we cannot provide any assurances that we will be profitable. We believe that our existing cash and cash equivalents will not be sufficient to fund our current operating plans.

Cash Flows

For the Six Months Ended June 30, 2021 and 2020:

The following table shows a summary of our cash flows for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(791,963)	$(651,146)
Net cash provided by financing activities	$750,000	$817,200
Net (decrease) increase in cash	$(41,963)	$166,054
Cash - beginning of the period	$323,407	$77,211
Cash - end of the period	$281,444	$243,265

Net Cash Provided by Operating Activities:

Net cash flow used in operating activities was $791,963 for the six months ended June 30, 2021 as compared to net cash flow used in operating activities of $651,146 for the six months ended June 30, 2020, an increase of $140,817.

Net cash flow used in operating activities for the six months ended June 30, 2021 primarily reflected a net loss of $5,442,998, which was then adjusted for the add-back (deduction) of non-cash items primarily consisting of depreciation and amortization of $4,944, stock-based compensation expense of $3,953,672, stock-based professional fees of $261,467, and bad debt expense of $35,000 and changes in operating assets and liabilities consisting primarily of an increase in accounts receivable of $23,729, a decrease in inventory of $3,128, an increase in accounts payable of $70,436, an increase in accrued expenses of $36,378, an increase in accrued compensation of $309,500, a decrease in prepaid expense and other assets of $7,724 and an increase in due from related party of $7,041.

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

Net Cash Provided by Financing Activities:

Net cash provided by financing activities was $750,000 for the six months ended June 30, 2021 as compared to $817,200 for the six months ended June 30, 2020.

During the six months ended June 30, 2021, we received net proceeds from the sale of Series C preferred stock of $250,000 and net proceeds from a loan of $500,000.

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

As of June 30, 2021, we determined that there was substantial doubt about our ability to maintain operations as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We will seek to raise capital through additional debt and/or equity financings to fund operations in the future. Although we have historically raised capital from sales of common shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that the company will need to curtail its operations. Our unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially because of a number of factors. We have based this estimate on assumptions that may prove to be wrong and could utilize our available capital resources sooner than we currently expect. Our capital requirements are difficult to forecast. Please see the section titled “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on April 14, 2021 for additional risks associated with our capital requirements.

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

The following tables summarize our contractual obligations as of June 30, 2021, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Notes payable	$1,056,200	$556,200	$500,000	$-	$-
Interest on notes payable	265,072	191,739	73,333	-	-
Operating lease gross base rent	58,108	58,108	-	-	-
Total	$1,379,380	$806,047	$573,333	$-	$-

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2021, our disclosure controls and procedures were not effective.

As reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020, our management concluded that our internal control over financial reporting was not effective as of that date because of a material weakness in our internal controls over financial reporting. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting: (1) the lack of multiples levels of management review on complex business, accounting and financial reporting issues, (2) a lack of adequate segregation of duties as a result of our limited financial resources to support hiring of personnel. (3) a lack of review on the recording of revenue transactions and accounts receivable collectability, and (4) a lack of management review of employee expense reports. We developed and implemented system and control procedure manuals and plan on developing and implementing additional controls and procedures in the future. Until such time as we expand our staff to include additional accounting and executive personnel, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 8, 2021, a former officer of the Company resigned. Both parties alleged certain claims against the other, including certain compensation claims, and are in discussion regarding resolution. Neither party have filed litigation. We intend to vigorously defend ourselves against any possible claim and assert any relevant claims against the former executive and believe we will prevail.

ITEM 1A. RISK FACTORS

Unfavorable global economic, business, or political conditions could adversely affect our business, financial condition or results of operations.

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely. We have been materially affected by the COVID-19 outbreak to date and the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. We have seen a material decrease in sales from our international customers as a result of the unprecedented public health crisis from the COVID-19 pandemic and a decrease in domestic sales due to a decrease in business spending on discretionary items. As a result, our international customers have delayed the ordering of products and have delayed payment of balances due to the Company. As of June 30, 2021 and December 31, 2020, we recognized an allowance for losses on accounts receivable in an amount of $237,480 and $202,480, respectively, which is primarily based on our assessment of specific identifiable overdue customer accounts located in India and the Philippines. The lack of collection of these accounts receivable balances, which we believe was attributable to COVID-19, had a material impact on the cash flows of the Company. We cannot estimate the duration of the pandemic and the future impact on our business. A severe or prolonged economic downturn could result in a variety of risks to the Company’s business, including weakened demand for its products and a decreased ability to raise additional capital when needed on acceptable terms, if at all. Currently, we are unable to estimate the impact of this event on our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	On April 7, 2021, we issued 2,500,000 shares of our common stock for investor relations services to be rendered. These shares were valued at $135,000, or $0.054 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, we record stock-based professional fees of $135,000.

2.	On June 3, 2021, we issued 200,000 shares of our common stock for technology services rendered. These shares were valued at $6,000, or $0.03 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with the issuance of these shares, we recorded stock-based professional fees of $6,000.

3.	On May 4, 2021, we issued 3,801,224 common shares upon conversion of accounts payable of $117,838, or $0.031 per common share, based on the quoted closing price of the Company’s common stock on the measurement date.

The above securities were issued in reliance upon the exemptions provided by Section 4(a) (2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2019, we were in default of certain requirements under a Loan Agreement with a principal amount of $400,000, including not meeting the requirement regarding minimum asset amount as defined therein. Upon the occurrence of such event of defaults, the Lender may, at its option and in accordance with the Loan Agreement, declare all obligations immediately due and payable, however, as of the date of this Report, the Lender has not made any such declaration. As of June 30, 2021 and as of the date of this report, we are in default on monthly interest payments of $183,945.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2020, File No.: 000-53029).
3.2	Certificate of Elimination of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2020, File No.: 000-53029).
3.3	Amended and Restated Certificate of Designations of Preferences, Rights, and Limitations of Series C Convertible Preferred Stock, dated April 28, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2021)
4.1	Form of Secured Promissory Note, dated May 10, 2021, with the Lender (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2021, File No.: 000-53029).
10.1	Revolving Credit Facility Loan and Security Agreement dated November 14, 2018, between C-Bond Systems, Inc. and BOCO Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2018, File. No. 000-53029).
10.2	Note dated April 28, 2020, between Comerica Bank and C-Bond Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2020, File. No. 000-53029)
10.3	Form of Subscription Agreement dated February 24, 2021, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2021, File. No. 000-53029).
10.4	Form of Loan and Security Agreement, dated May 10, 2021, between C-Bond Systems, Inc. and the Lender (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2021, File No.: 000-53029).
10.5	Share Exchange Agreement and Plan of Reorganization, dated June 30, 2021, by and between C-Bond Systems, Inc., Mobile Tint LLC, the sole member of Mobile, and Michael Wanke as the Representative of the Mobile Shareholder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2021, File. No. 000-53029).
10.6	Form of Amendment to the Exchange Agreement, dated July 21, 2021, by and between C-Bond Systems, Inc., Mobile Tint LLC, the sole member of Mobile, and Michael Wanke as the Representative of the Mobile Shareholder (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2021, File. No. 000-53029).
10.7	Form of Operating Agreement of Mobile Tint LLC issued July 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2021, File. No. 000-53029).
10.8	Form of Piggy-Back Registration Rights Agreement, dated July 20, 2021, by and between C-Bond Systems, Inc., Mobile Tint LLC, the sole member of Mobile, and Michael Wanke as the Representative of the Mobile Shareholder (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2021, File. No. 000-53029).
10.9	Executive Employment Agreement, dated July 21, 2021, by and between C-Bond Systems, Inc. and Michael Wanke (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2021, File. No. 000-53029).
10.10	Form of Commercial Lease Agreement, dated July 20, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2021, File. No. 000-53029).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C-BOND SYSTEMS, INC.

Dated: August 16, 2021	By:	/s/ Scott R. Silverman
Scott R. Silverman
Chief Executive Officer and Chief Financial Officer (Principal executive officer and principal financial officer)