Form 10-Q
period 2021-09-30
C-Bond Systems, Inc
filed 2021-11-15
CIK 1421636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files. Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company “, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

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

There were 280,716,632 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding as of November 15, 2021.

C-BOND SYSTEMS, INC.

FORM 10-Q

SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$368,337	$323,407
Accounts receivable, net	319,729	79,697
Accounts receivable, related party	1,200	-
Inventory	170,033	77,200
Prepaid expenses and other current assets	55,882	50,723
Costs and estimated earnings in excess of billings on uncompleted contracts	2,456	-
Due from related party	29,705	5,526

Total Current Assets	947,342	536,553

OTHER ASSETS:
Property and equipment, net	145,670	18,683
Right of use asset, net	245,552	21,772
Intangible asset, net	530,143	-
Security deposit	6,482	7,132

Total Other Assets	927,847	47,587

TOTAL ASSETS	$1,875,189	$584,140

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Note payable, current portion	$604,560	$521,138
Accounts payable	898,036	794,905
Accrued expenses	362,910	186,765
Accrued compensation	407,172	425,797
Billing in excess of costs and estimated earnings on uncompleted contracts	22,179	-
Lease liability, current portion	39,879	22,216

Total Current Liabilities	2,334,736	1,950,821

LONG-TERM LIABILITIES:
Note payable, net of current portion	541,356	35,062
Lease liability, net of current portion	205,673	-

Total Long-term Liabilities	747,029	35,062

Total Liabilities	3,081,765	1,985,883

Commitments and Contingencies (See Note 10)

Series B convertible preferred stock: $0.10 par value, 100,000 shares designated; 722 and 427 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively ($734,971 redemption and liquidation value at September 30, 2021)	734,971	429,446

Series C convertible preferred stock: $0.10 par value, 100,000 shares designated; 18,800 and 13,300 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively ($2,864,303 redemption and liquidation value at September 30, 2021)	1,909,535	1,336,031

SHAREHOLDERS’ DEFICIT:
Preferred stock: $0.10 par value, 2,000,000 shares authorized; 100,000 Series B and 100,000 Series C designated Common stock: $0.001 par value, 4,998,000,000 shares authorized; 274,048,481 and 228,346,974 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	274,049	228,347
Additional paid-in capital	52,130,242	42,573,272
Accumulated deficit	(56,325,555)	(45,968,839)
Total C-Bond Systems, Inc. shareholders’ deficit	(3,921,264)	(3,167,220)
Noncontrolling Interest	70,182	-

Total Shareholders’ Deficit	(3,851,082)	(3,167,220)

Total Liabilities and Shareholders’ Deficit	$1,875,189	$584,140

See accompanying notes to the unaudited condensed consolidated financial statements

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

SALES:
Third parties	$673,318	$252,940	$962,638	$356,770
Related party	1,200	-	1,200	-

Total Sales	674,518	252,940	963,838	356,770

COST OF SALES (excluding depreciation expense)	248,607	65,638	304,158	106,307

GROSS PROFIT	425,911	187,302	659,680	250,463

OPERATING EXPENSES:

Compensation and related benefits (including stock-based compensation of $89,254 and $272,648 for the three months ended September 30, 2021 and 2020, and $4,042,926 and $942,850 for the nine months ended September 30, 2021 and 2020, respectively)	464,230	628,701	5,395,161	2,234,525
Research and development	-	9,868	(2,404)	14,597
Professional fees	260,447	117,065	777,393	404,145
General and administrative expenses	162,111	97,126	417,634	279,601

Total Operating Expenses	886,788	852,760	6,587,784	2,932,868

LOSS FROM OPERATIONS	(460,877)	(665,458)	(5,928,104)	(2,682,405)

OTHER INCOME (EXPENSES):
Gain on debt extinguishment, net	-	767,415	-	877,823
Other income	-	-	67,778	8,000
Derivative income (expense)	-	653,405	-	(90,623)
Interest expense	(29,900)	(274,966)	(73,449)	(732,547)

Total Other Income (Expenses)	(29,900)	1,145,854	(5,671)	62,653

NET (LOSS) INCOME	(490,777)	480,396	(5,933,775)	(2,619,752)

Net income attributable to noncontrolling interest	(34,151)	-	(34,151)	-
Preferred stock dividend and deemed dividend	(1,521,736)	(2,795)	(4,388,790)	(2,795)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,046,664)	$477,601	$(10,356,716)	$(2,622,547)

NET (LOSS) INCOME PER COMMON SHARE:
Basic and diluted	$(0.01)	$0.00	$(0.04)	$(0.02)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	265,771,901	201,624,719	245,453,077	155,441,343

See accompanying notes to the unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Noncontrolling	Shareholders’
	# of Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, December 31, 2020	228,346,974	$228,347	$42,573,272	$(45,968,839)	$-	$(3,167,220)
Common shares issued for stock-based compensation	2,700,000	2,700	(2,700)	-	-	-
Beneficial conversion charge for issuance of Series B preferred shares for accrued compensation recorded as stock-based compensation	-	-	3,778,810	-	-	3,778,810
Common shares issued for accrued compensation	944,767	945	54,796	-	-	55,741
Accretion of stock-based compensation	-	-	108,554	-	-	108,554
Accretion of stock-based professional fees	-	-	5,000	-	-	5,000
Common shares issued for professional fees	1,550,000	1,550	112,550	-	-	114,100
Common shares issued for cashless warrant exercise	1,008,000	1,008	(1,008)	-	-	-
Preferred stock dividends and deemed dividend	-	-	2,845,238	(2,855,576)	-	(10,338)
Net loss	-	-	-	(4,863,973)	-	(4,863,973)
Balance, March 31, 2021	234,549,741	234,550	49,474,512	(53,688,388)	-	(3,979,326)
Accretion of stock-based compensation	-	-	51,192	-	-	51,192
Common shares issued for professional fees	2,700,000	2,700	138,300	-	-	141,000
Common shares issued for accounts payable	3,801,224	3,801	114,037	-	-	117,838
Preferred stock dividends and deemed dividend	-	-		(11,478)	-	(11,478)
Net loss	-	-	-	(579,025)	-	(579,025)
Balance, June 30, 2021	241,050,965	241,051	49,778,041	(54,278,891)	-	(4,259,799)
Accretion of stock-based compensation	-	-	64,842			64,842
Common shares issued for professional fees	3,000,000	3,000	88,500	-	-	91,500
Common shares issued for compensation	1,976,500	1,977	22,436	-	-	24,413
Common shares issued for acquisition	28,021,016	28,021	666,900	-	-	694,921
Initial noncontrolling in acquired business	-	-	-	-	36,031	36,031
Preferred stock dividends and deemed dividend	-		1,509,523	(1,521,736)	-	(12,213)
Net loss	-	-	-	(524,928)	34,151	(490,777)
Balance, September 30, 2021	274,048,481	$274,049	$52,130,242	$(56,325,555)	$70,182	$(3,851,082)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Noncontrolling		Shareholders’
	# of Shares	Amount	Capital	Deficit	Interest		Deficit
Balance, December 31, 2019	116,749,633	$116,750	$37,266,328	$(40,000,015)	$-		$(2,616,937)
Shares issued for conversion of accounts payable	151,456	151	5,907	-	-		6,058
Common shares issued for cash	7,000,000	7,000	273,000	-	-		280,000
Common shares issued for conversion of accrued interest	475,000	475	12,245	-	-		12,720
Common shares issued for services	1,250,000	1,250	48,750	-	-		50,000
Issuance of warrants in connection with convertible debt	-	-	8,676	-	-		8,676
Accretion of stock-based compensation	-	-	170,072	-	-		170,072
Accretion of stock option expense	-	-	191,308	-	-		191,308
Net loss	-	-	-	(1,508,288)	-		(1,508,288)
Balance, March 31, 2020	125,626,089	125,626	37,976,286	(41,508,303)	-		(3,406,391)
Shares issued for conversion of accrued compensation	203,125	203	16,047	-	-		16,250
Common shares issued for cash	7,000,000	7,000	154,000	-	-		161,000
Common shares issued for conversion of debt, accrued interest and fees	12,800,000	12,800	78,565	-	-		91,365
Extinguishment loss related to conversion of debt	-	-	123,455	-	-	#	123,455
Common shares issued for conversion of Series A preferred shares and dividends	9,982,616	9,983	152,809	-	-		162,792
Common shares issued for services	7,450,000	7,450	(7,450)	-	-		-
Issuance of warrants in connection with convertible debt	-	-	5,822	-	-		5,822
Reclassification of put premium to equity upon conversion of Series A preferred	-	-	37,438	-	-		37,438
Accretion of stock-based compensation	-	-	117,515	-	-		117,515
Accretion of stock-based professional fees	-	-	5,000	-	-		5,000
Accretion of stock option expense	-	-	191,307	-	-		191,307
Net loss	-	-	-	(1,591,860)	-		(1,591,860)
Balance, June 30, 2020	163,061,830	163,062	38,850,794	(43,100,163)	-		(4,086,307)
Common shares issued for cash	21,538,462	21,538	258,462	-	-		280,000
Common shares issued for conversion of debt, accrued interest and fees	23,896,800	23,897	63,047	-	-		86,944
Extinguishment loss related to conversion of debt	-	-	174,464	-	-		174,464
Common shares issued for conversion of Series A preferred shares and dividends	6,150,085	6,150	46,482	-	-		52,632
Common shares issued for services	500,000	500	6,000	-	-		6,500
Reclassification of put premium to equity upon conversion of Series A preferred	-	-	12,105	-	-		12,105
Accretion of stock-based compensation	-	-	79,238	-	-		79,238
Accretion of stock-based professional fees	-	-	5,000	-	-		5,000
Accretion of stock option expense	-	-	193,410	-	-		193,410
Preferred stock dividends	-	-	-	(2,795)	-		(2,795)
Net income	-	-	-	480,396	-		480,396
Balance, September 30, 2020	215,147,177	$215,147	$39,689,002	$(42,622,562)	$-		$(2,718,413)

See accompanying notes to the unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,933,775)	$(2,619,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	33,878	11,141
Amortization of debt discount to interest expense	-	424,001
Accretion of preferred shares stated value to interest expense	-	52,400
Stock-based compensation	4,042,926	942,850
Stock-based professional fees	359,829	69,917
Bad debt expense	35,000	19,400
Interest expense related to put premium on convertible debt	-	47,405
Derivative expense	-	90,623
Non-cash gain on debt extinguishment	-	(877,823)
Non-cash fees upon conversion	-	2,500
Lease costs	(444)	401
Change in operating assets and liabilities:
Accounts receivable	(234,445)	60,079
Accounts receivable - related party	(1,200)	-
Inventory	(24,814)	(27,985)
Prepaid expenses and other assets	(6,647)	8,773
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,456)	-
Due from related party	(24,179)	-
Accounts payable	155,241	55,721
Accrued expenses	83,231	88,771
Customer deposit	(110,000)	-
Accrued compensation	317,001	518,736
Billings in excess of costs and estimated earnings on uncompleted contracts	22,179	-

NET CASH USED IN OPERATING ACTIVITIES	(1,288,675)	(1,132,842)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from acquisition	288,902	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	288,902	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	721,000
Proceeds from sale of series A preferred stock	-	120,000
Redemption of Series A preferred stock	-	(104,762)
Proceeds from sale of series C preferred stock	550,000	630,000
Proceeds from note payable	500,000	156,200
Repayment of notes payable	(5,297)	-
Proceeds from convertible notes payable	-	100,000
Repayment of convertible note payable	-	(393,215)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,044,703	1,229,223

NET INCREASE IN CASH	44,930	96,381

CASH, beginning of period	323,407	77,211

CASH, end of period	$368,337	$173,592

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$2,648	$130,303
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as prepaid for services	$98,800	$56,500
Common stock issued for accrued compensation	$40,626	$16,250
Series B preferred stock issued for accrued compensation	$295,000	$-
Common stock issued for accounts payable	$117,838	$6,058
Common stock issued for debt and accrued interest	$-	$188,529
Reclassification of put premium to equity	$-	$49,543
Preferred stock dividend accrued	$34,029	$2,795
Deemed dividend related to beneficial conversion feature of Series C preferred shares	$4,354,761	$-
Increase in debt discount and derivative liability	$-	$85,502
Increase in debt discount and paid-in capital for warrants	$-	$14,498

ACQUISITION:
Assets acquired:
Cash	$288,902	$-
Accounts receivable, net	40,587
Inventory	68,019	-
Prepaid expenses	6,091	-
Property and equipment	140,210	-
Right of use assets	253,433	-
Total assets acquired	797,242	-
Less: liabilities assumed:
Accounts payable	65,728	-
Accrued expenses	92,914	-
Notes payable	95,013	-
Customer deposit	110,000
Lease liabilities	253,433	-
Noncontrolling interest	36,031	-
Total liabilities assumed	653,119
Net assets acquired	(144,123)
Fair value of shares for acquisition	694,921
Increase in intangible assets - non-cash	$550,798	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

NOTE 1 – NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

C-Bond Systems, Inc. and its subsidiaries (the “Company”) is a materials development company and sole owner, developer, and manufacturer of the patented C-Bond technology. The Company is engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality, and sustainability of brittle material systems. The Company’s present primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally. Additionally, the Company has expanded its product line to include disinfection products. The Company operates in two divisions: C-Bond Transportation Solutions, which sells a windshield strengthening water repellent solution as well as a disinfection product, and Patriot Glass Solutions, which sells multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system.

On June 30, 2021, the Company entered into a Share Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”) with (i) Mobile Tint LLC, a Texas limited liability company doing business as A1 Glass Coating (“Mobile”), (ii) the sole member of Mobile (the “Mobile Shareholder”), and (iii) Michael Wanke as the Representative of the Mobile Shareholder. Pursuant to the Exchange Agreement, C-Bond agreed to acquire 80% of Mobile’s units, representing 80% of Mobile’s issued and outstanding capital stock (the “Mobile Shares”). On July 22, 2021, the Company closed the Exchange Agreement and acquired 80% of the Mobile Shares. The Mobile Shares were exchanged for 28,021,016 restricted shares of the Company’s common stock in an amount equal to $800,000, divided by the average of the closing prices of the Company’s common stock during the 30-day period immediately prior to the closing as defined in the Exchange Agreement. Two years after closing, the Company has the option to acquire the remaining 20% of Mobile’s issued and outstanding membership interests in exchange for a number of shares of the Company’s common stock equal to 300% of Mobile’s average EBIT value, divided by the price of the Company’s common stock as defined in the Exchange Agreement (the “Additional Closing”) (see Note 3). Mobile provides quality window tint solutions for auto, home, and business owners across Texas, specializing in automotive window tinting, residential window film, and commercial window film that stop harmful UV rays from passing through its window films for reduced glare, comfortable temperatures, and lower energy bills. Mobile also carry products that offer forced-entry protection and films that protect glass from scratches, graffiti, other types of vandalism, and even bullets, including C-Bond BRS and C-Bond Secure products. As part of the transaction, Mobile’s owner-operator, Michael Wanke, joined the Company as President of its Safety Patriot Glass Solutions Group.

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

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements include the financial statements of its wholly owned subsidiary, C-Bond Systems, LLC and its 80% owned subsidiary, Mobile Tint LLC since acquiring 80% of of Mobile Tint LLC on July 22, 2021. All significant intercompany accounts and transactions have been eliminated in consolidation.

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
SEPTEMBER 30, 2021
(UNAUDITED)

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

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss of $5,933,775 and $2,619,752 for the nine months ended September 30, 2021 and 2020, respectively. The net cash used in operations was $1,288,675 and $1,132,842 for the nine months ended September 30, 2021 and 2020, respectively. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $56,325,555, $3,851,082 and $1,387,394, respectively, on September 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares, preferred shares and from the issuance of convertible and other promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the nine months ended September 30, 2021 and year ended December 31, 2020 estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete or slow moving inventory, estimated used in the calculation of percentage of completion on uncompleted jobs, purchase price allocation of acquired businesses, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the estimate of the fair value of the right of use asset and lease liability, the valuation of redeemable and mandatorily redeemable preferred stock, the fair value of derivative liabilities, the value of beneficial conversion features, and the fair value of non-cash equity transactions.

Fair Value of Financial Instruments and Fair Value Measurements

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (the “FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2021. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash, accounts receivable, notes payable, accounts payable, accrued expenses, accrued compensation, and lease liability approximate their fair market value based on the short-term maturity of these instruments.

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

Segment Reporting

During the nine months ended September 30, 2020, the Company operated in one reportable business segment, which consisted of the manufacture and sale of a windshield strengthening water repellent solution as well as a disinfection product, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system. During the nine months ended September 30, 2021, the Company operated in two reportable business segments which consisted of - (1) the manufacture and sale of a windshield strengthening water repellent solution as well as a disinfection product, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system, and (2) the distribution and installation of window film solutions. The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of September 30, 2021 and December 31, 2020.

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

Goodwill and Intangible Assets

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. Any goodwill arising from the Company’s acquisition is attributable to the value of the potential expanded market opportunity with new customers. Intangible assets may have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. The Company’s amortizable intangible assets consist of customer relationships with a useful life of 5 years.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

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

Revenues from fixed-price contracts for the distribution and installation of window film solutions are recognized on the percentage of completion method, whereby revenues on long-term contracts are recorded on the basis of the Company’s estimates of the percentage of completion of contracts based on the ratio of actual cost incurred to total estimated costs. This cost-to-cost method is used because management considers it to be the best available measure of progress on these contacts. The asset, “cost and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed and has been included in cost and estimated earnings in excess of billings on uncompleted contracts on the accompanying unaudited condensed consolidated balance sheets. The liability, “billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

Cost of Sales

Cost of product sales includes inventory costs, packaging costs and warranty expenses.

Cost of revenues from fixed-price contracts for the distribution and installation of window film solutions include all direct material, sub-contractor, labor and certain other direct costs, as well as those indirect costs related to contract performance, such as indirect labor and fringe benefits. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to cost and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period.

Shipping and Handling Costs

Shipping and handling costs incurred for product shipped to customers are included in general and administrative expenses and amounted to $11,946 and $29,752 for the nine months ended September 30, 2021 and 2020, respectively. Shipping and handling costs charged to customers are included in sales.

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and includes costs such as labor, materials, and other allocated costs incurred. For the nine months ended September 30, 2021 and 2020, research and development costs (recovery) incurred in the development of the Company’s products were $(2,404) and $14,597, respectively, and are included in operating expenses on the accompanying unaudited condensed consolidated statements of operations. In April 2021, the Company received a refund of research of development costs of $3,250.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

Warranty Liability

The Company provides limited warranties on its products for product defects for periods ranging from 12 months to the life of the product. Warranty costs may include the cost of product replacement, refunds, labor costs and other costs. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 12 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets and amounted $26,733 and $26,833 on September 30, 2021 and December 31, 2020, respectively. For the nine months ended September 30, 2021 and 2020, warranty costs amounted to $100, for both periods which has been deducted from warrant liability. For the nine months ended September 30, 2021 and 2020, a roll forward of warranty liability is as follows:

	For the Nine Months Ended September 30,
	2021	2020
Balance at beginning of period	$26,833	$26,933
Warranty costs incurred	(100)	(100)
Balance at end of period	$26,733	$26,833

Advertising Costs

The Company may participate in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the nine months ended September 30, 2021 and 2020, advertising costs charged to operations were $33,306 and $30,900, respectively, and are included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which have been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2021 and December 31, 2020, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2016. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of September 30, 2021 and December 31, 2020.

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
SEPTEMBER 30, 2021
(UNAUDITED)

All potentially dilutive common shares were excluded from the computation of diluted common shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	September 30,
	2021	2020
Stock options	8,445,698	8,445,698
Warrants	1,000,000	2,050,000
Series B preferred stock	114,598,413	17,142,857
Series C preferred stock	298,412,698	100,000,000
Non-vested, forfeitable common shares	14,270,120	23,851,926
	436,726,929	151,490,481

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

Noncontrolling Interest

The Company accounts for noncontrolling interest in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net income/(loss) attributable to its noncontrolling interest be clearly identified and presented on the face of the unaudited condensed consolidated statements of operations.

Risk and Uncertainties

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely. The Company has been materially affected by the COVID-19 outbreak to date and the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. The Company has seen a material decrease in sales from its international customers as a result of the unprecedented public health crisis from the COVID-19 pandemic and a decrease in domestic sales due to a decrease in business spending on discretionary items. As a result, the Company’s international customers have delayed the ordering of products and have delayed payment of balances due to the Company. As of September 30, 2021 and December 31, 2020, the Company recognized an allowance for losses on accounts receivable in an amount of $277,480 and $202,480, respectively, which is primarily based on the Company’s assessment of specific identifiable overdue customer accounts located in India and the Philippines. The lack of collection of these accounts receivable balances, which the Company believes was attributable to COVID-19, had a material impact on the cash flows of the Company. The Company cannot estimate the duration of the pandemic and the future impact on its business. A severe or prolonged economic downturn could result in a variety of risks to the Company’s business, including weakened demand for its products and a decreased ability to raise additional capital when needed on acceptable terms, if at all. Currently, the Company is unable to estimate the impact of this event on its operations.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

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

NOTE 3 - ACQUISITION OF MOBILE TINT LLC

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

The Exchange Agreement transaction documents include the Operating Agreement of Mobile (the “Operating Agreement”) which, among other things, appoints Mr. Wanke, Scott R. Silverman, and Allison Tomek as the Managers of Mobile, and governs the operations of Mobile as outlined therein. Under the terms of the Operating Agreement, the Managers shall not have the authority to perform or approve the following actions, among other things, unless such action is also approved by a unanimous vote: to terminate the existing lease between Company and MDW Management, LLC, an entity owned by Michael Wanke and his spouse; to borrow money for the Company from banks, other lending institutions, the Manager, Members, or affiliates of the Manager or Members; to establish lines of credit in the name of the Company with financial institutions such as banks or other lending institutions; to determine and declare distributions to Members of Mobile.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

In connection with the Exchange Agreement, the Company was named as guarantor (“Guarantor”) of a Commercial Lease Agreement dated July 21, 2021, by and between landlord MDW Management, LLC, a company owned by Michael Wanke and his wife and tenant Mobile Tint, LLC d/b/a A-1 Glass (the “Lease”). The term of the Lease is 60 months, at a minimum monthly rent of $5,600 (not including tax), with two five-year options for the tenant to renew. The Company’s obligation as Guarantor of the Lease will terminate upon the occurrence of earlier of the following: (i) the date of Guarantor’s acquisition of 100% of the ownership interests of Mobile; (ii) the date that Guarantor beneficially owns less than an eighty percent (80%) ownership interest in Mobile; or (iii) two (2) years from and after the effective date of the guaranty.

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

Based upon the purchase price allocation, the following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of the respective acquisition:

Total
Assets acquired:
Cash	$288,902
Accounts receivable, net	40,587
Inventory	68,019
Prepaid expenses and other	6,091
Property and equipment	140,210
Right of use asset	253,433
Intangible assets	550,798
Total assets acquired at fair value	1,348,040
Less: total liabilities assumed:
Notes payable	95,013
Accounts payable	65,728
Accrued expenses	92,914
Customer deposit	110,000
Lease liability	253,433
Noncontrolling interest	36,031
Total liabilities assumed	653,119
Net assets acquired	$694,921
Purchase consideration paid:
Fair value of common shares issued	$694,921
Total purchase consideration paid	$694,921

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Mobile Tint LLC had occurred as of the beginning of the following periods:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net Revenues	$1,630,742	$1,889,759
Net Loss	$(5,868,878)	$(2,353,392)
Net Loss per Share	$(0.02)	$(0.01)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

NOTE 4 – ACCOUNTS RECEIVABLE

On September 30, 2021 and December 31, 2020, accounts receivable consisted of the following:

	September 30, 2021	December 31, 2020
Accounts receivable	$597,209	$282,177
Less: allowance for doubtful accounts	(277,480)	(202,480)
Accounts receivable, net	$319,729	$79,697

For the nine months ended September 30, 2021 and 2020, bad debt expense amounted to $35,000 and $19,400, respectively, which is included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations.

NOTE 5 – INVENTORY

On September 30, 2021 and December 31, 2020, inventory consisted of the following:

	September 30, 2021	December 31, 2020
Raw materials	$18,199	$24,477
Finished goods	151,834	52,723
Inventory	$170,033	$77,200

NOTE 6 – PROPERTY AND EQUIPMENT

On September 30, 2021 and December 31, 2020, property and equipment consisted of the following:

	Useful Life	September 30, 2021	December 31, 2020
Machinery and equipment	5 - 7 years	$124,133	$50,722
Furniture and office equipment	3 - 7 years	32,305	30,245
Vehicles	1 - 5 years	92,085	55,941
Leasehold improvements	3 - 5 years	45,296	16,701
		293,819	153,609
Less: accumulated depreciation		(148,149)	(134,926)
Property and equipment, net		$145,670	$18,683

For the nine months ended September 30, 2021 and 2020, depreciation and amortization expense is included in general and administrative expenses and amounted to $13,223 and $11,141, respectively.

NOTE 7 - INTANGIBLE ASSETS

On September 30, 2021 and December 31, 2020, intangible asset consisted of the following:

	Useful life	September 30, 2021	December 31, 2020
Customer relations	5 years	$550,798	-
Less: accumulated amortization		(20,655)	-
		$530,143	$-

For the nine months ended September 30, 2021 and 2020, amortization of intangible assets amounted to $20,655 and $0, respectively.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

Amortization of intangible assets attributable to future periods is as follows:

Year ending September 30:	Amount
2022	$110,160
2023	110,160
2024	110,160
2025	110,160
2026	89,503
$530,143

NOTE 8 – NOTES PAYABLE

On September 30, 2021 and December 31, 2020, notes payable consisted of the following:

	September 30, 2021	December 31, 2020
Notes payable	$989,716	$400,000
Note payable - PPP note	156,200	156,200
Total notes payable	1,145,916	556,200
Less: current portion of notes payable	(604,560)	(521,138)
Notes payable – long-term	$541,356	$35,062

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

Commencing on January 10, 2019 and on or before the l0th day of each month thereafter, the Company should have paid Lender all interest accrued on outstanding principal under the Loan Agreement and Notes as of the end of the month then concluded. Upon the occurrence of any Event of Default and at any time thereafter, Lender may, at its option, declare any and all obligations immediately due and payable without demand or notice. As of September 30, 2021 and December 31, 2020, the Company did not meet the Minimum Asset Amount covenant as defined in the Loan Agreement, failed to timely pay interest payments due, and has violated other default provisions. The note balance due of $400,000 has been reflected as a current liability on the accompanying unaudited condensed consolidated balance sheet and interest shall accrue at 18% per annum. The Loan Agreement and Note contain customary representations, warranties, and covenants, including certain restrictions on the Company’s ability to incur additional debt or create liens on its property. The Loan Agreement and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties, breach of covenants, and bankruptcy or insolvency proceedings, the occurrence of which, after any applicable cure period, would permit Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Note, as applicable, and to exercise its remedies with respect to the Collateral, including the sale of the Collateral. On September 30, 2021 and December 31, 2020, principal amount due under this Note amounted to $400,000 and is considered to be in default. On September 30, 2021 and December 31, 2020, accrued interest payable under this Note amounted to $202,093 and $148,241, respectively, and is included in accrued expenses on the accompanying unaudited condensed consolidated statement of operations.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

On May 10, 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) and a Secured Promissory Note (the “Note”) in the amount of $500,000 with a lender. The Note shall accrue interest at 8% per annum, compounded annually, and all outstanding principal and accrued interest is due and payable of May 10, 2023. The Company’s obligations under the Loan Agreement and the Note are secured by a second priority security interest in substantially all of the Company’s assets (the “Collateral”). The Loan Agreement and Note contain customary representations, warranties, and covenants, including certain restrictions on the Company’s ability to incur additional debt or create liens on its property. The Loan Agreement and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties and bankruptcy or insolvency proceedings, the occurrence of which, after any applicable cure period, would permit Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Note, as applicable, and to exercise its remedies with respect to the Collateral. Upon the occurrence of an Event of Default under the Loan Agreement and Note, all amounts then outstanding (including principal and interest) shall bear interest at the rate of 18% per annum, compounded annually until the Event of Default is cured. On September 30, 2021, accrued interest payable under this Note amounted to $15,781 and is included in accrued expenses on the accompanying unaudited condensed consolidated statement of operations. On September 30, 2021 and December 31, 2020, principal amount due under this Note amounted to $500,000 and $0, respectively.

On July 22, 2021, in connection with the acquisition of Mobile Tint, the Company assumed vehicle and equipment loans and a capital lease obligation in the amount of $95,013. These loans and capital lease obligations bear interest at rates ranging from 6.79% to 8.24% and are payable monthly through April 2025. On September 30, 2021, notes payable related to these vehicles and capital lease obligation amounted to $89,716.

PPP Loan

On April 28, 2020, the Company entered into a Paycheck Protection Program Promissory Note (the “PPP Note”) with respect to a loan of $156,200 (the “PPP Loan”) from Comerica Bank. The PPP Loan was obtained pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES act”) administered by the U.S. Small Business Administration (“SBA”). The PPP Loan matures on April 28, 2022 and bears interest at a rate of 1.00% per annum. The PPP Loan is payable in 18 equal monthly payments of approximately $8,900 commencing November 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Company may apply to have the loan forgiven pursuant to the terms of the PPP if certain criteria are met. As of September 30, 2021, accrued interest payable amounted to $2,230. For the nine months ended September 30, 2021, interest expense related to this Note amounted to $1,168. On September 30, 2021 and December 31, 2020, the principal amount due under the PPP Note amounted to $156,200 and $156,200, respectively. The Company applied for forgiveness of its PPP Loan, and on November 4, 2021, the Company was notified that the Small Business Administration forgave $95,000 of the principal loan amount and $1,451 of interest. The remaining principal balance of the loan is $61,200 and the remaining accrued interest balance is $935.

On September 30, 2021, future annual maturities of notes payable are as follows:

September 30,	Amount
2022	$604,560
2023	528,924
2024	8,533
2025	3,899
Total notes payable on September 30, 2021	$1,145,916

NOTE 9 – SHAREHOLDERS’ DEFICIT

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

The Series B is subject to redemption (at Stated Value, plus any accrued, but unpaid dividends (the “Liquidation Value”) by the Company no later than three years after a Deemed Liquidation Event and at the Company’s option after one year from the issuance date of the Series B, subject to a ten-day notice (to allow holder conversion). A “Deemed Liquidation Event” will mean: (a) a merger or consolidation in which the Company is a constituent party or a subsidiary of the Company is a constituent party and the Company issues shares of its capital stock pursuant to such merger or consolidation, except any such merger or consolidation involving the Company or a subsidiary in which the shares of capital stock of the Company outstanding immediately prior to such merger or consolidation continue to represent, or are converted into or exchanged for shares of capital stock that represent, immediately following such merger or consolidation, at least a majority, by voting power, of the capital stock of the surviving or resulting corporation or, if the surviving or resulting corporation is a wholly-owned subsidiary of another corporation immediately following such merger or consolidation, the parent corporation of such surviving or resulting corporation; or (b) the sale, lease, transfer, exclusive license or other disposition, in a single transaction or series of related transactions, by the Company or any subsidiary of the Company of all or substantially all the assets of the Company and its subsidiaries taken as a whole, or the sale or disposition (whether by merger or otherwise) of one or more subsidiaries of the Company if substantially all of the assets of the Company and its subsidiaries taken as a whole are held by such subsidiary or subsidiaries, except where such sale, lease, transfer, exclusive license or other disposition is to a wholly owned subsidiary of the Company.

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

During the nine months ended September 30, 2021, the Company accrued a dividend payable of $10,525 which was included in preferred stock dividends on the accompanying unaudited condensed consolidated statements of shareholders’ deficit.

As of September 30, 2021, the net Series B Preferred Stock balance was $734,971 which includes stated liquidation value of $721,970 and accrued dividends payable of $13,001. As of December 31, 2020, the net Series B Preferred Stock balance was $429,446 which includes stated liquidation value of $426,970 and accrued dividends payable of $2,476.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

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
SEPTEMBER 30, 2021
(UNAUDITED)

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

These Series C preferred stock issuances with redemption provisions that permit the issuer to settle in either cash or common stock, at the option of the holder, were evaluated to determine whether temporary or permanent equity classification on the unaudited condensed consolidated balance sheet was appropriate. As per the terms of the Series C preferred stock agreements, Series C preferred stock is redeemable for cash and other assets on the occurrence of a deemed liquidation event. A deemed liquidation event includes a change of control which is not in the Company’s control. As such, since Series C preferred stock is redeemable upon the occurrence of an event that is not within the Company’s control, the Series C preferred stock is classified as temporary equity.

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

On August 25, 2021, the Company entered into a subscription agreement with an accredited investor whereby the investor agreed to purchase 3,000 shares of the Company’s Series C Convertible Preferred Stock for $300,000, or $100.00 per share, the stated value, which was used for working capital purposes. The conversion feature of the Series C Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series C Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, the Company immediately recorded a non-cash deemed dividend of $1,509,523 related to the beneficial conversion feature arising from the issuance of Series C Preferred Stock. This non-cash deemed dividend increased the Company’s net loss attributable to common stockholders and net loss per share.

During the nine months ended September 30, 2021, the Company accrued a dividend payable of $23,504 which was included in preferred stock dividends on the accompanying unaudited condensed consolidated statement of shareholders’ deficit. As of September 30, 2021, the net Series C Preferred Stock balance was $1,909,535 which includes stated liquidation value of $1,880,000 and accrued dividends payable of $29,535. As of December 31, 2020, the net Series C Preferred Stock balance was $1,336,031 which includes stated value of $1,330,000 and accrued dividends payable of $6,031.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

Issuance of Common Stock for Services

Issuance of Common Stock for Professional Fees

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

On February 1, 2021, the Company issued an aggregate of 700,000 shares of its common stock for business development, advisory and consulting services rendered and to be rendered. These shares were valued at $54,600, or $0.078 per common share, based on the quoted closing price of the Company’s common stock on the measurement date and will be amortized into stock-based consulting fees over the term of the agreement or vesting period ranging from immediately to one year. In connection with the issuance of these shares, during the nine months ended September 30, 2021, the Company recorded stock-based professional fees of $41,600 and prepaid expenses of $13,000 which will be amortized into stock-based professional fees over the term of the agreement or vesting period of 0.75 years.

On March 8, 2021, the Company issued an aggregate of 750,000 shares of its common stock for business development and consulting services rendered and to be rendered. These shares were valued at $49,500, or $0.066 per common share, based on the quoted closing price of the Company’s common stock on the measurement date, and will be amortized into stock-based consulting fees over the term of the agreement or vesting period. In connection with the issuance of these shares, as of September 30, 2021, the Company recorded stock-based professional fees of $49,500.

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

On July 7, 2021, the Company issued 2,500,000 shares of its common stock for investor relations services to be rendered. These shares were valued at $72,500, or $0.029 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, the Company recorded stock-based professional fees of $72,500.

On August 23, 2021, the Company issued 500,000 shares of its common stock for business development and consulting services rendered and to be rendered. These shares were valued at $19,000, or $0.038 per common share, based on the quoted closing price of the Company’s common stock on the measurement date, and will be amortized into stock-based consulting fees over the term of the agreement or vesting period. In connection with the issuance of these shares, as of September 30, 2021, the Company recorded stock-based professional fees of $1,979 and prepaid expenses of $17,021 which will be amortized into stock-based professional fees over the term of the agreement or vesting period of 1.00 year.

During the nine months ended September 30, 2021, the Company recorded stock-based professional fees of $43,250 in connection with the amortization to prepaid expenses of $38,250 and accretion of stock-based professional fees of $5,000 related to common shares previously issued.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

Issuance of Common Stock for Stock-Based Compensation

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

On February 1, 2021, the Company issued 200,000 shares of its common stock to an individual who agreed to act as the Company’s national sales manager for services to be rendered. These shares were valued at $15,600, or $0.078 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares were to vest on May 1, 2022. On May 17, 2021, this individual resigned, and these shares have been forfeited.

On March 8, 2021, the Company granted restricted stock awards for an aggregate of 2,500,000 common shares of the Company to an employee and an officer of the Company for services to be rendered. which were valued at $165,000, or $0.066 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares were to vest on May 1, 2022. On May 17,2021, this individual resigned, and these shares have been forfeited.

On July 22, 2021, pursuant to the Share Exchange Agreement and Plan of Reorganization (See Note 3), the Company issued 976,500 shares of its common stock to employees of Mobile Tint LLC as a bonus. These shares were valued at $24,413, or $0.025 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, the Company recorded stock-based compensation of $24,413.

On September 17, 2021, the Company granted a restricted stock award for 1,000,000 common shares of the Company to an employee for services to be rendered through May 1, 2022 which were valued at $30,600, or $0.031 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares will vest on May 1, 2022. In connection with these shares, the Company shall record stock-based compensation over the vesting period.

During the nine months ended September 30, 2021 and 2020, aggregate accretion of stock-based compensation expense on granted non-vested shares amounted to $224,588 and $366,825, respectively. Total unrecognized compensation expense related to these unvested common shares on September 30, 2021 amounted to $92,262 which will be amortized over the remaining vesting period of approximately 0.75 years.

Issuance of Common Stock for Accrued Compensation

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

The following table summarizes activity related to non-vested shares:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2020	23,826,926	$0.16
Granted	6,194,767	0.06
Forfeited	(700,000)	(0.07)
Shares vested	(15,051,573)	(0.14)
Non-vested, September 30, 2021	14,270,120	$0.14

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

Issuance of Common Stock Pursuant to Share Exchange Agreement

On July 22, 2021, the Company closed the Exchange Agreement and acquired 80% of the Mobile Member Units (see Note 3). The Mobile Member Units were exchanged for restricted shares of the Company’s common stock, in an amount equal to $800,000, divided by the average of the closing prices of the Company’s common stock during the 30-day period immediately prior to the closing as defined in the Exchange Agreement. In connection with the Exchange Agreement, the Company issued 28,021,016 shares of its common stock. These shares were valued at $694,921, or $0.0248 based on the quoted closing price of the Company’s common stock on the measurement date.

Common Stock Issued for Accounts Payable

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

Common Stock Issued for Conversion of Series A Preferred Stock

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

Stock Options

For the nine months ended September 30, 2021 and 2020, the Company recorded $0 and $576,025 of compensation expense related to stock options, respectively. Total unrecognized compensation expense related to unvested stock options on September 30, 2021 amounted to $0.

Stock option activities for the nine months ended September 30, 2021 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2020	8,445,698	$0.40	5.10	$48,000
Granted	-	-	-	-
Forfeited	-	-	-	-
Balance Outstanding, September 30, 2021	8,445,698	$0.40	4.33	$2,160
Exercisable, September 30, 2021	8,445,698	$0.40	4.33	$2,160

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

Warrants

On January 7, 2021, the Company issued 1,008,000 shares of its common stock in connection with the cashless exercise of 1,050,000 warrants. The exercise price was based on contractual terms of the related warrant.

Warrant activities for the nine months ended September 30, 2021 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2020	2,050,000	$0.05	3.66	$137,000
Exercised	(1,050,000)	0.01	-	-
Cancelled	-	-	-	-
Balance Outstanding September 30, 2021	1,000,000	$0.09	2.80	$-
Exercisable, September 30, 2021	1,000,000	$0.09	2.80	$-

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

The aggregate number of shares of common stock and number of shares of the Company’s common stock that may be subject to incentive stock options granted under the 2018 Plan is 50,000,000 shares, of which 11,445,698 shares have been issued or granted under incentive stock options and 29,451,070 shares of restricted stock have been issued as of September 30, 2021. All shares underlying grants are expected to be issued from the Company’s unissued authorized shares available.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of September 30, 2021, other than discussed below, the Company is not involved in any other pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

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
SEPTEMBER 30, 2021
(UNAUDITED)

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

Licensing Agreement

Pursuant to an agreement dated April 8, 2016, between the Company and Rice University, Rice University has granted a non-exclusive license to the Company, in nanotube-based surface treatment for strengthening glass and related materials under Rice’s intellectual property rights, to use, make, distribute, offer, and sell the licensed products specified in the agreement. In consideration for which, the Company had to pay a one-time non-refundable license fee of $10,000 and royalty payments of 5% of net sales of the licensed products during the term of the agreement and a sell-off period of 180 days from termination, In addition, the Company is required to pay for the maintenance of the patents, This agreement will continue until the expiration of the last to expire of the licensed property rights, unless terminated earlier in accordance with the terms of the agreement. There have been no royalty payments paid or due through September 30, 2021.

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
SEPTEMBER 30, 2021
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

NOTE 11 – CONCENTRATIONS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits. The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. There were no balances in excess of FDIC insured levels as of September 30, 2021 and December 31, 2020. The Company has not experienced any losses in such accounts through September 30, 2021.

Geographic Concentrations of Sales

For the nine months ended September 30, 2021 and 2020, all sales were in the United States.

Customer Concentrations

For the nine months ended September 30, 2021, three customers accounted for approximately 47.4% of total sales (12.6%, 11.3%, and 23.5%, respectively). For the nine months ended September 30, 2020, one customer accounted for approximately 24.0% of total sales.

On September 30, 2021, two customers accounted for 57.3% (26.7% and 30.6%, respectively) of the net accounts receivable balance. A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

Vendor Concentrations

Generally, the Company purchases substantially all of its inventory from five suppliers. The loss of these suppliers may have a material adverse effect on the Company’s consolidated results of operations and financial condition. However, the Company believes that, if necessary, alternate vendors could supply similar products in adequate quantities to avoid material disruptions to operations.

NOTE 12 – SEGMENT REPORTING

During the nine months ended September 30, 2020, the Company operated in one reportable business segment, which consisted of the manufacture and sale of a windshield strengthening water repellent solution as well as a disinfection product, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system (the “C-Bond Segment”). During the nine months ended September 30, 2021, the Company operated in two reportable business segments - (1) the manufacture and sale of a windshield strengthening water repellent solution as well as a disinfection product, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system (the “C-Bond Segment”), and (2) the distribution and installation of window film solutions (the “Mobile Tint Segment”). The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

Information with respect to these reportable business segments for the three and nine months ended September 30, 2021 and 2020 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues:
C-Bond	$80,878	$252,940	$370,198	$356,770
Mobile Tint	593,640	-	593,640	-
	674,518	252,940	963,838	356,770
Depreciation and amortization:
C-Bond	2,472	2,655	7,417	11,141
Mobile Tint	26,461	-	26,461	-
	28,933	2,655	33,878	11,141
Interest expense:
C-Bond	-	34	1,372	307
Mobile Tint	1,253	-	1,253	-
Other (a)	28,647	274,932	70,824	732,240
	29,900	274,966	73,449	732,547
Net (loss) income:
C-Bond	(325,016)	(478,924)	(1,304,798)	(1,846,709
Mobile Tint	170,753	-	170,753	-
Other (a)	(336,514)	959,320	(4,799,730)	(773,043)
	$(490,777)	$480,396	$(5,933,775)	$(2,619,752)

	September 30, 2021	December 31, 2020
Identifiable long-lived tangible assets on September 30, 2021 and December 31, 2020 by segment
C-Bond	$11,266	$18,683
Mobile Tint	134,404	-
	$145,670	$18,683

(a)	The Company does not allocate any general and administrative expense of its holding company activities to its reportable segments, because these activities are managed at the corporate level.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

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

Transaction Price

The Company agrees with its customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances and freight. In the Company’s contracts with customers, the Company allocates the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Returns of the Company’s product by its customers are permitted only when the product is not to specification and were not material for the nine months ended September 30, 2021 and 2020. Any sales tax, value added tax, and other tax the Company collects concurrently with its revenue-producing activities are excluded from revenue.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Revenue Disaggregation

The Company tracks its revenue by product and service. The following table summarizes our revenue by product for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
C-Bond Secure multi-purpose and BRS ballistic resistant glass protection systems	$24,553	$54,205	$184,845	$116,388
C-Bond Nanoshield solution sales	52,645	73,699	159,017	90,028
Disinfection products	-	116,851	7,130	134,989
C-Bond installation and other services	-	3,515	12,143	4,892
Window tint installation and sales	593,640	-	593,640	-
Freight and delivery	3,680	4,670	7,063	10,473
Total	$674,518	$252,940	$963,838	$356,770

NOTE 14 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITIES

In October 2019, the Company entered into an 18-month lease agreement for the lease of office and warehouse space under a non-cancelable operating lease through May 31, 2021. From the lease commencement date of December 1, 2019 until November 30, 2020, monthly rent was $4,444 and from December 1, 2020 to May 31, 2021, monthly rent was $4,577 per month. On May 12, 2021 and effective June 1, 2021, the Company entered into an amendment to the lease which extended the lease for one year until May 31, 2022 at a monthly base rent of $5,283.

In connection with the Exchange Agreement, the Company was named as guarantor (“Guarantor”) of a Commercial Lease Agreement dated July 21, 2021, by and between landlord MDW Management, LLC, a company owned by Michael Wanke and his wife and tenant Mobile Tint, LLC d/b/a A-1 Glass (the “Lease”). The term of the Lease is 60 months, at a minimum monthly rent of $5,600 (not including tax), with two five-year options for the tenant to renew. The Company’s obligation as Guarantor of the Lease will terminate upon the occurrence of earlier of the following: (i) the date of Guarantor’s acquisition of 100% of the ownership interests of Mobile; (ii) the date that Guarantor beneficially owns less than an eighty percent (80%) ownership interest in Mobile; or (iii) two (2) years from and after the effective date of the guaranty.

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

During the nine months ended September 30, 2021 and 2020, in connection with its operating leases, the Company recorded rent expense of $79,429 and $69,260, respectively, which included rent on a short-term lease for a corporate apartment and is expensed during the period and included in operating expenses on the accompanying unaudited condensed consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability in October 2019 and July 2021 was a discount rate of 12% which was based on the Company’s estimated incremental borrowing rate.

On September 30, 2021 and December 31, 2020, right-of-use asset (“ROU”) is summarized as follows:

	September 30, 2021	December 31, 2020
Office leases right of use assets	$253,433	$74,296
Less: accumulated amortization	(7,881)	(52,524)
Balance of ROU assets	$245,552	$21,772

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

On September 30, 2021 and December 31, 2020, operating lease liabilities related to the ROU assets are summarized as follows:

	September 30, 2021	December 31, 2020
Lease liabilities related to office leases right of use assets	$245,552	$22,216
Less: current portion of lease liabilities	(39,879)	(22,216)
Lease liabilities – long-term	$205,673	$-

On September 30, 2021, future minimum base lease payments due under non-cancelable operating leases are as follows:

September 30,	Amount
2022	$67,200
2023	67,200
2024	67,200
2025	67,200
2026	56,000
Total minimum non-cancelable operating lease payments	324,800
Less: discount to fair value	(79,248)
Total lease liability on September 30, 2021	$245,552

NOTE 15 – RELATED PARTY TRANSACTIONS

Due from Related Party

On September 30, 2021 and December 31, 2020, the Company has an amount due from the Company’s chief executive officer of $29,705 and $5,526, respectively, related to the overpayment of accrued compensation. The balance due is included in due from related party on the accompanying condensed consolidated balance sheets.

Sales and Accounts Receivable – Related Party

During the nine months ended September 30, 2021, the Company recognized sales of $1,200 to a company partially owned by officers of the Company. On September 30, 2021, accounts receivable from this related party company amounted to $1,200.

NOTE 16 – SUBSEQUENT EVENTS

Common stock issued for professional services

On October 1, 2021, the Company issued 6,000,000 shares of its common stock for investor relations services to be rendered. These shares were valued at $207,600, or $0.0346 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, the Company shall record stock-based professional fees of $107,600 over the six month agreement term.

Convertible note and warrants

On October 15, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with Mercer Street Global Opportunity Fund, LLC (the “Investor”), pursuant to which the Company issued and sold to Investor a 10% Original Issue Discount Senior Convertible Promissory Note in the principal amount of $825,000 (the “Initial Note”) and five-year warrants to purchase up to 16,500,000 shares of the Company’s common stock at an exercise price of $0.05 per share, an amount equal to 50% of the conversion shares to be issued (the “Initial Warrants”). The Company received net proceeds of $680,000, which is net of original issue discounts of $75,000, placement fees of $60,000, and legal fees of $10,000.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The transactions contemplated under the SPA closed on October 18, 2021. Pursuant to the SPA, the Investor has agreed to purchase an additional $825,000 10% Original Issue Discount Senior Convertible Promissory Note (the “Second Note,” and together with the Initial Note, the “Notes”), and a five-year warrant (the “Second Warrant,” and together with the Initial Warrant, the “Warrants”) to purchase, in the aggregate, shares of the Company’s common stock at an exercise price of $0.05 per share from the Company in an amount equal to 50% of the conversion shares to be issued upon the same terms as the Initial Note and Initial Warrant (subject to there being no event of default under the Initial Note or other customary closing conditions), within three trading days of a registration statement registering the shares of the Company’s common stock issuable under the Notes (the “Conversion Shares”) and upon exercise of the Warrants (the “Warrant Shares”) being declared effective by the SEC.

The Notes mature 12 months after issuance, bear interest at a rate of 4% per annum, and are initially convertible into the Company’s common stock at a fixed conversion price of $0.025 per share, subject to adjustment for stock splits, stock combinations, dilutive issuances, and similar events, as described in the Notes. If the average Closing Price during any 10 consecutive Trading Day period beginning and ending during the 60 Day Effectiveness Period (the “Average Closing Price”) is below the Conversion Price than the conversion price shall be reduced to such Average Closing Price but in no event less than $0.0175. The “60 Day Effectiveness Period” means the 60 calendar days beginning on the day the Registration Statement filed in connection with the Registration Rights Agreement covering the respective Tranche is first declared effective by the SEC.

The Notes may be prepaid at any time for the first 90 days at face value plus accrued interest. From day 91 through day 180, the Notes may be prepaid in an amount equal to 110% of the principal amount plus accrued interest. From day 181 through the day immediately preceding the maturity date, the Notes may be prepaid in an amount equal to 120% of the principal amount plus accrued interest.

The Notes and Warrants contain conversion limitations providing that a holder thereof may not convert the Notes or exercise the Warrants to the extent (but only to the extent) that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such conversion or exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice.

In connection with the SPA, the Company entered into a Registration Rights Agreement dated October 15, 2021 (the “Registration Rights Agreement”), with the Investor pursuant to which it is obligated to file a registration statement with the SEC within 45 days after the date of the agreement to register the resale by the Investor of the conversion shares and warrant shares, and use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 60 days after the registration statement is filed.

Upon the occurrence of an event of default under the Notes, the Investor has the right to be prepaid at 125% of the outstanding principal balance and accrued interest, and interest accrues at 18% per annum.

The Company has also granted the Investor a 12-month (or until the Notes are no longer outstanding) right to participate in specified future financings, up to a level of 30%.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

In connection with the SPA, on October 18, 2021, the Company issued 668,151 shares of its common stock to the placement agent as fee for the capital raise. The 668,151 shares of common stock issued were recorded as a debt discount of $14,064 based on the relative fair value method to be amortized over the life of the note. The 16,500,000 Initial Warrants were valued at $347,142 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note. The original issue discounts of $75,000, placement fees of $60,000, and legal fees of $10,000 have been recorded as a debt discount to be amortized into interest expense over the twelve-month term of the note.

The Initial Note was convertible into common shares at an initial conversion price of is $0.025 which was lower than the fair value of common shares based on the quoted closing price of the Company’s common stock on the measurement date. Additionally, as warrants and common shares were issued with the Initial Note, the proceeds were allocated to the instrument based on relative fair value. The Initial Warrants did not contain any features requiring liability treatment and therefore were classified as equity. The value allocated to the Initial Warrants and common shares issued was $347,142 and $14,064, respectively, and $318,794 was allocated to the beneficial conversion feature. Since the intrinsic value of the beneficial conversion feature, warrants and common shares was greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the beneficial conversion feature, warrants and common shares issued was limited to the amount of the proceeds allocated to the convertible instrument.

Accordingly, the Company recorded an aggregate non-cash debt discount of $680,000 with the credit to additional paid in capital. The debt discount associated shall be amortized to interest expense over the term of the Convertible Note.

The Company uses the Binomial Valuation Model to determine the fair value of its stock warrants which requires the Company to make several key judgments including:

●	the value of the Company’s common stock;

●	the expected life of issued stock warrants;

●	the expected volatility of the Company’s stock price;

●	the expected dividend yield to be realized over the life of the stock warrants; and

●	the risk-free interest rate over the expected life of the stock warrants.

The Company’s computation of the expected life of issued stock warrants was based on the simplified method as the Company does not have adequate exercise experience to determine the expected term. The interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The computation of volatility was based on the historical volatility of the Company’s common stock.

On October 18, 2021, the fair value of the stock warrants was estimated at issuance using the Binomial Valuation Model with the following assumptions:

Dividend rate	—%
Term (in years)	5 years
Volatility	348.5%
Risk—free interest rate	1.16%

PPP loan forgiveness

The Company applied for forgiveness of its PPP Loan, and on November 4, 2021, the Company was notified that the Small Business Administration forgave $95,000 of the principal loan amount and $1,451 of interest. The remaining principal balance of the loan is $61,200 and the remaining accrued interest balance is $935.

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

On June 30, 2021, we entered into a Share Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”) with (i) Mobile Tint LLC, a Texas limited liability company doing business as A1 Glass Coating (“Mobile”), (ii) the sole member of Mobile (the “Mobile Member”), and (iii) Michael Wanke as the Representative of the Mobile Member. Pursuant to the Exchange Agreement, we agreed to acquire 80% of Mobile’s member units, representing 80% of Mobile’s issued and outstanding capital stock (the “Mobile Member Units”). On July 22, 2021, we closed the Exchange Agreement and acquired 80% of the Mobile Shares. The Mobile Member Units were exchanged for restricted shares of the Company’s common stock, in an amount equal to $800,000, divided by the average of the closing prices of the Company’s common stock during the 30-day period immediately prior to the closing as defined in the Exchange Agreement. In connection with the Exchange Agreement, we issued 28,021,016 shares of its common stock. Two years after closing, we have the option to acquire the remaining 20% of Mobile’s issued and outstanding membership interests in exchange for a number of shares of the Company’s common stock equal to 300% of Mobile’s average EBIT value, divided by the price of the Company’s common stock as defined in the Exchange Agreement (the “Additional Closing”). Mobile provides quality window tint solutions for auto, home, and business owners across Texas, specializing in automotive window tinting, residential window film, and commercial window film that stop harmful UV rays from passing through its window films for reduced glare, comfortable temperatures, and lower energy bills. Mobile also carry products that offer forced-entry protection and films that protect glass from scratches, graffiti, other types of vandalism, and even bullets, including our C-Bond BRS and C-Bond Secure products. As part of the transaction, Mobile’s owner-operator, Michael Wanke, joined the Company as President of its Safety Patriot Glass Solutions Group. Mobile has been in business for more than 30 years and produced annual revenue (unaudited) of approximately $2 million in both 2019 and 2020. As part of the transaction, Mobile’s owner-operator, Michael Wanke, has agreed to join us as President of our Patriot Glass Solutions group.

Our recent acquisition of Mobile will be the springboard to provide glass security solutions across the United States. We recently launched Patriot Glass Solutions to protect personal and business property across the United States using C-Bond’s proprietary glass strengthening technology to protects property from looting, rioting, break-ins, and gunfire. With our recent acquisition of Mobile, we are re-branding our Safety Solutions Group as “Patriot Glass Solutions.” Patriot Glass Solutions’ products include C-Bond BRS, a ballistic-resistant film system; C-Bond Secure, a multi-purpose glass strengthening primer and window film mounting solution that deters forced entry; other types of specialized window film including solar or “green” film, anti-eavesdropping film, graffiti control film, bird strike film and decorative film.

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

Operating Overview

We are a nanotechnology company and sole owner, developer, and manufacturer of the patented C-Bond technology. We are engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality, and sustainability of brittle material systems. Our present primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally. The Company operates in two divisions: C-Bond Transportation Solutions, which sells a windshield strengthening water repellent solution as well as a disinfection product, and Patriot Glass Solutions, which sells multi-purpose glass strengthening primer and window film mounting solutions, including ballistic resistant film systems (C-Bond BRS”) and a forced entry system (“C-Bond Secure”). The C-Bond technology enables ordinary glass to dissipate energy by permeating the glass surface and detecting microscopic flaws and defects that are randomly distributed all over the glass surface. C-Bond’s unique qualities then work to locate and repair the identified surface imperfections that weaken the glass composite structure and ultimately act as failure initiators. The C-Bond formula is engineered to maintain original glass design integrity while increasing the mechanical performance properties of the glass unit. As a result of the COVID-19 pandemic we created partnerships to distribute disinfection related products, which we began to sell in the second quarter of 2020.

Revenue is generated by the sale of products through distributors and directly to dealers. C-Bond nanoShield and disinfection sales are generated through distribution channels. Sales of C-Bond Secure are made to window film dealers who offer the product as an upsell during installation. Revenue is generated from the sale of C-Bond BRS on a project basis. C-Bond BRS is specified into project plans providing authorized installers a competitive advantage.

Additionally, through the acquisition of 80% of Mobile Tint, LLC, we now provide quality window tint solutions for auto, home, and business owners across Texas, specializing in automotive window tinting, residential window film, and commercial window film that stop harmful UV rays from passing through its window films for reduced glare, comfortable temperatures, and lower energy bills. Mobile also carries products that offer forced-entry protection and films that protect glass from scratches, graffiti, other types of vandalism, and even bullets, including our C-Bond BRS and C-Bond Secure products.

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss of $5,933,775 and $2,619,752 for the nine months ended September 30, 2021 and 2020, respectively. The net cash used in operations was $1,288,675 and $1,132,842 for the nine months ended September 30, 2021 and 2020, respectively. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $56,325,555, $3,851,082 and $1,387,394, respectively, on September 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares, preferred shares and from the issuance of convertible and other promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely. We have been materially affected by the COVID-19 outbreak to date and the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. We have seen a material decrease in sales from our international customers as a result of the unprecedented public health crisis from the COVID-19 pandemic and a decrease in domestic sales due to a decrease in business spending on discretionary items. As a result, our international customers have delayed the ordering of products and have delayed payment of balances due to the Company. As of September 30, 2021 and December 31, 2020, we recognized an allowance for losses on accounts receivable in an amount of $277,480 and $202,480, respectively, which is primarily based on our assessment of specific identifiable overdue customer accounts located in India and the Philippines. The lack of collection of these accounts receivable balances, which we believe was attributable to COVID-19, had a material impact on the cash flows of the Company. We cannot estimate the duration of the pandemic and the future impact on our business. A severe or prolonged economic downturn could result in a variety of risks to the Company’s business, including weakened demand for its products and a decreased ability to raise additional capital when needed on acceptable terms, if at all. Currently, we are unable to estimate the impact of this event on our operations.

Critical Accounting Policies and Estimates

The following discussion and analysis of our unaudited condensed consolidated financial condition and consolidated results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management continually evaluates such estimates, including those related to estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, estimated used in the calculation of percentage of completion on uncompleted jobs, purchase price allocation of acquired businesses, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the estimate of the fair value of the right of use asset and lease liability, the valuation of redeemable and mandatorily redeemable preferred stock, the fair value of derivative liabilities, the value of beneficial conversion features, and the fair value of non-cash equity transactions. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the unaudited condensed consolidated financial statements.

Segment Reporting

During the nine months ended September 30, 2020, the Company operated in one reportable business segment, which consisted of the manufacture and sale of a windshield strengthening water repellent solution as well as a disinfection product, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system. During the nine months ended September 30, 2021, the Company operated in two reportable business segments - (1) the manufacture and sale of a windshield strengthening water repellent solution as well as a disinfection product, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system, and (2) the sale and installation of window film solutions. The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations.

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

Goodwill and Intangible Assets

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. Any goodwill arising from the Company’s acquisition is attributable to the value of the potential expanded market opportunity with new customers. Intangible assets may have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. The Company’s amortizable intangible assets consist of customer relationships with a useful life of 5 years.

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

Revenues from fixed-price contracts for the distribution and installation of window film solutions are recognized on the percentage of completion method, whereby revenues on long-term contracts are recorded on the basis of the Company’s estimates of the percentage of completion of contracts based on the ratio of actual cost incurred to total estimated costs. This cost-to-cost method is used because management considers it to be the best available measure of progress on these contacts. The asset, “cost and estimated earnings in excess of billings on uncompleted contract” represents revenues recognized in excess of amounts billed and has been included in cost and estimated earnings in excess of billings on uncompleted contracts on the accompanying unaudited condensed consolidated balance sheets. The liability, “billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the three and nine months ended September 30, 2021 and 2020, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three and nine months ended September 30, 2021 and 2020.

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020:

Sales

For the three months ended September 30, 2021, sales amounted to $674,518 as compared to $252,940 for the three months ended September 30, 2020, an increase of $421,578, or 166.7%. The increase was primarily attributable to the acquisition of 80% of Mobile Tint, LLC on July 22, 2021 which generated sales of $593,640 from acquisition date (July 22, 2021) to September 30, 2021. This increase was offset by a decrease in sales of C-Bond nanoShield solution sales of $21,055, a decrease in sales of C-Bond ballistic resistant glass protection systems and C-Bond Secure window film application solution of $29,652, a decrease in sale of C-Bond installation and other services of $3,514, a decrease in disinfectant product sales of $116,851, a decrease in freight and delivery revenue of $990.

For the nine months ended September 30, 2021, sales amounted to $963,838 as compared to $356,770 for the nine months ended September, 2020, an increase of $607,068, or 170.2%. The increase was primarily attributable to the acquisition of 80% of Mobile Tint, LLC on July 22, 2021 which generated sales of $593,640 from acquisition date (July 22, 2021) to September 30, 2021, an increase in C-Bond nanoShield solution sales of $68,989, an increase in sales of C-Bond ballistic resistant glass protection systems and C-Bond Secure window film application solution of $68,457, and an increase in sale of installation and other services of $7,250, offset by a decrease in disinfectant product of $127,858 and a decrease in freight and delivery revenue of $3,410. The increase in sales of C-Bond ballistic resistant glass protection systems and C-Bond Secure window film application solution was primarily due to an increase in both domestic sales resulting from the gradual reopening of economies from COVID-19 restrictions and sales efforts.

Cost of Goods Sold

In connection with our C-Bond Solutions segment, cost of goods sold is comprised primarily of cost of raw materials and finished inventory sold, packaging costs, and warranty costs. In connection with our Mobile Tint segment, cost of goods sold is comprised primarily of cost of raw materials such as film, labor, subcontractor costs and supplies.

For the three months ended September 30, 2021, cost of sales amounted to $248,607 as compared to $65,638 for the three months ended September 30, 2020, an increase of $182,969, or 278.7%. For the nine months ended September 30, 2021, cost of sales amounted to $304,158 as compared to $106,307 for the nine months ended September 30, 2020, an increase of $197,851, or 186.1%. The increase in cost of sales was primarily attributable to the acquisition of 80% of Mobile Tint, LLC on July 22, 2021 which generated cost of sales of $229,060 from acquisition date (July 22, 2021) to September 30, 2021. This increase was offset by a decrease in cost of sales of C-Bond nanoShield solution, C-Bond ballistic resistant glass protection systems and C-Bond Secure window film application solution and disinfectant products due to a decrease in sales.

Gross Profit

For the three months ended September 30, 2021, gross profit amounted to $425,911, or 63.1% of sales, as compared to $187,302, or 74.0% of sales, for the three months ended September 30, 2020, an increase of $238,609, or 127.4%. For the nine months ended September 30, 2021, gross profit amounted to $659,680, or 68.4% of sales, as compared to $250,463, or 70.2% of sales, for the nine months ended September 30, 2020, an increase of $409,217, or 163.4%. This increase in gross profits is primarily attributable to the acquisition of 80% of Mobile Tint, LLC on July 22, 2021 which generated gross profit of $355,405, or 59.9% from acquisition date (July 22, 2021) to September 30, 2021. This increase was offset by a decrease in gross profits from the decrease in the sales of C-Bond nanoShield solution, C-Bond ballistic resistant glass protection systems and C-Bond Secure window film application solution and a decrease in sales of disinfectant products. Generally, we recognize a higher gross profit percentage on the sale of C-bond nanoShield and C-bond ballistic resistant glass protections systems than we do on the sale of disinfection products and from Mobile Tint installations and services.

Operating Expenses

For the three months ended September 30, 2021, operating expenses amounted to $886,788 as compared to $852,760 for the three months ended September 30, 2021, an increase of $34,028, or 4.0%. For the nine months ended September 30, 2021, operating expenses amounted to $6,587,784 as compared to $2,932,868 for the nine months ended September 30, 2021, an increase of $3,654,916, or 124.6%. For the three and nine months ended September 30, 2021 and 2020, operating expenses consisted of the following:

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
Compensation and related benefits, including stock-based compensation charges	$464,230	$628,701	$5,395,161	$2,234,525
Research and development	-	9,868	(2,404)	14,597
Professional fees	260,447	117,065	777,393	404,145
General and administrative expenses	162,111	97,126	417,634	279,601
Total	$886,788	$852,760	$6,587,784	$2,932,868

Compensation and Related Benefits

●	For the three months ended September 30, 2021, compensation and related benefits decreased by $164,471, or 26.2%, as compared to the three months ended September 30, 2020. This decrease was primarily due to a decrease in stock-based compensation of $183,394 and a decrease in compensation to employees during the three months ended September 30, 2021 of $73,209 related to a decrease in executive and sales personnel, offset by an increase in compensation related to the acquisition of Mobile of $92,132. During the three months ended September 30, 2021 and 2020, stock-based compensation related to the accretion of stock-option expense amounted to $0 and $193,410, respectively, and other stock-based compensation amounted to $89,254 and $79,238, respectively, an aggregate decrease of $183,394.

●	For the nine months ended September 30, 2021, compensation and related benefits increased by $3,160,636, or 141.4%, as compared to the nine months ended September 30, 2020. This increase was primarily due to an increase in stock-based compensation of $3,100,076 and an increase in compensation and related benefits of $92,132 from the acquisition of Mobile offset by a decrease in compensation employees during the nine months ended September 30, 2021 of $31,572. During the nine months ended September, 2021 and 2020, stock-based compensation related to the accretion of stock-option expense amounted to $0 and $576,025, respectively, and other stock-based compensation amounted to $4,042,926 and $366,825, respectively, an aggregate increase of $3,283,470. On January 18, 2021, the Board of Directors of the Company agreed to satisfy $295,000 of accrued compensation owed to its executive officers and former executive officer (collectively, the “Management”) through a Liability Reduction Plan (the “Plan”). Under this Plan, Management agreed to accept 295 shares of the Company’s Series B convertible preferred stock in settlement of accrued compensation. The conversion feature of the Series B Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series B Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, the Company immediately recorded non-cash stock-based compensation of $3,778,810 related to the beneficial conversion feature arising from the issuance of Series B Preferred Stock.

Research and Development

Research and development expenses (recovery) consist primarily of contracted development services, third party testing laboratories, materials used and allocated overhead expenses.

●

For the three months ended September 30, 2021, research and development expense decreased by $9,868, or 100.0%, as compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, research and development expense decreased by $17,001, or 116.5%, as compared to the nine months ended September 30, 2020. The decrease in research and development expense is primarily related to a receipt of a refund of previous research and development costs of $3,250 and a decrease in use of contracted development services due a lack of working capital and business impacted by the COVID-19 global pandemic.

We believe continued investment is important to attaining our strategic objectives and expect research and development expenses to increase in the foreseeable future, if working capital is available.

Professional Fees

●	For the three months ended September 30, 2021, professional fees increased by $143,382, or 122.5%, as compared to the three months ended September 30, 2020. This increase primarily related to an increase in legal fees of $23,911, an increase in accounting fees of $14,898, an increase in consulting fee of $98,325 and an increase in investor relations fees of $6,318, offset by a decrease in other professional fees of $70.

●	For the nine months ended September 30, 2021, professional fees increased by $373,248, or 92.4%, as compared to the nine months ended September 30, 2020. This increase primarily related to an increase in legal fees of $85,033, an increase in accounting fees of $12,338, an increase in consulting fee of $307,775, offset by a decrease in investor relations fees of $23,417 and a decrease in other professional fees of $8,481.

General and Administrative

General and administrative expenses consist primarily of rent, insurance, depreciation expense, sale and marketing, delivery and freight, travel and entertainment, and other office expenses.

●	For the three months ended September 30, 2021, general and administrative expenses increased by $64,985, or 66.9%, as compared to the three months ended September 30, 2020. This increase was primarily attributable to the acquisition of 80% of Mobile that incurred general and administrative expenses of $76,886, offset by a decrease in bad debt expense incurred of $19,400.

●	For the nine months ended September 30, 2021, general and administrative expenses increased by $138,033, or 49.4%, as compared to the nine months ended September 30, 2020. This increase was primarily attributable to the acquisition of 80% of Mobile that incurred general and administrative expenses of $76,886, an increase in bad debt expense incurred of $15,600, and an increase in other general and administrative expenses of $45,547.

We expect our general and administrative expenses to increase due to the anticipated growth of our business and as the economy emerges from the pandemic.

Loss from Operations

For the three months ended September 30, 2021, loss from operations decreased by $204,581, or 30.7%, as compared to the three months ended September 30, 2020 resulting from changes discussed above.

For the nine months ended September 30, 2021, loss from operations increased by $3,245,699, or 121.0%, as compared to the nine months ended September 30, 2020 resulting from changes discussed above.

Other Income (Expenses), net

For the three months ended September 30, 2021, other (expense) income, net amounted to $(29,900) as compared to $1,145,854 for the three months ended September 30, 2020, a change of $1,175,754, or 102.6%. This change was due to a decrease in derivative income of $653,405 attributable to the recording of derivative liabilities related to convertible debt during the 2020 period, a decrease in interest expense of $245,066 related to a decrease in the amortization of debt discount and a decrease in interest-bearing debt, and a decrease in gain on debt extinguishment of $767,415 which was recorded in the 2020 period.

For the nine months ended September 30, 2021, other (expense) income, net amounted to $(5,671) as compared $62,653 for the nine months ended September 30, 2020, a change of $68,324, or 109.0%. This change was due to a decrease in derivative expense of $90,623 attributable to the recording of derivative liabilities related to convertible debt during the 2020 period, and a decrease in interest expense of $659,098 related to a decrease in the amortization of debt discount and a decrease in interest-bearing debt, offset by a decrease in gain on debt extinguishment of $877,823 which was recorded in the 2020 period. Additionally, during the 2021 period, we recognized other income of $67,778 related to receipt of insurance proceeds for storm damage, as compared to $8,000 in other income during the 2020 period.

Net Loss

Due to factors discussed above, for the three months ended September 30, 2021 and 2020, net (loss) income amounted to $(490,777) and $480,396, respectively. For the three months ended September 30, 2021, net loss attributable to common shareholders, which included a deemed dividend related to price protection, beneficial conversion features on preferred stock, and the dividends accrued on Series B and C preferred stock of $1,521,736 and the deduction of net income attributable to noncontrolling interests of $34,151, amounted to $(2,046,664), or $(0.01) per basic and diluted common share. For the three months ended September 30, 2020, net income attributable to common shareholders, which included a deemed dividend related to price protection, beneficial conversion features on preferred stock, and the dividends accrued on Series B and C preferred stock of $2,795, amounted to $477,601, or $0.00 per basic and diluted common share.

For the nine months ended September 30, 2021 and 2020, net loss amounted to $5,933,775 and $2,619,752, respectively. For the nine months ended September 30, 2021, net loss attributable to common shareholders, which included a deemed dividend related to price protection, beneficial conversion features on preferred stock, and the dividends accrued on Series B and C preferred stock of $4,388,790 and the deduction of net income attributable to noncontrolling interests of $34,151, amounted to $10,356,716, or $(0.04) per basic and diluted common share. For the nine months ended September 30, 2020, net loss attributable to common shareholders, which included a deemed dividend related to price protection, beneficial conversion features on preferred stock, and the dividends accrued on Series B and C preferred stock of $2,795, amounted to $2,622,547, or $(0.02) per basic and diluted common share.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $368,337 and $323,407 as of September 30, 2021 and December 31, 2020, respectively.

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

On May 10, 2021, we entered into a Loan and Security Agreement (the “Loan Agreement”) and a Secured Promissory Note (the “Note”) in the amount of $500,000 with a lender, who is a beneficial owner of the Company. The Note shall accrue interest at 8% per annum, compounded annually, and all outstanding principal and accrued interest is due and payable of May 10, 2023. Our obligations under the Loan Agreement and the Note are secured by a second priority security interest in substantially all of the Company’s assets (the “Collateral”). The Loan Agreement and Note contain customary representations, warranties and covenants, including certain restrictions on our ability to incur additional debt or create liens on its property. The Loan Agreement and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties and bankruptcy or insolvency proceedings, the occurrence of which, after any applicable cure period, would permit Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Note, as applicable, and to exercise its remedies with respect to the Collateral. Upon the occurrence of an Event of Default under the Loan Agreement and Note, all amounts then outstanding (including principal and interest) shall bear interest at the rate of 18% per annum, compounded annually until the Event of Default is cured. On September 30, 2021 and December 31, 2020, principal amount due under this Note amounted to $500,000 and $0, respectively.

On August 25, 2021, we entered into a subscription agreement with an accredited investor whereby the investor agreed to purchase 3,000 shares of the Company’s Series C Convertible Preferred Stock for $300,000, or $100.00 per share, the stated value, which was used for working capital purposes. The conversion feature of the Series C Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series C Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, the Company immediately recorded a non-cash deemed dividend of $1,509,523 related to the beneficial conversion feature arising from the issuance of Series C Preferred Stock. This non-cash deemed dividend increased the Company’s net loss attributable to common stockholders and net loss per share.

On October 15, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with Mercer Street Global Opportunity Fund, LLC (the “Investor”), pursuant to which the Company received $750,000 (less $10,000 of Investor’s fees) in exchange for the issuance of a 10% Original Issue Discount Senior Convertible Promissory Note (the “Initial Note”) in the principal amount of $825,000, and a five-year warrant (the “Initial Warrant”) to purchase, in the aggregate, shares of the Company’s common stock at an exercise price of $0.05 per share in an amount equal to 50% of the conversion shares to be issued. The transactions contemplated under the SPA closed on October 18, 2021. Pursuant to the SPA, the Investor has agreed to purchase an additional $825,000 10% Original Issue Discount Senior Convertible Promissory Note (the “Second Note,” and together with the Initial Note, the “Notes”), and a five-year warrant (the “Second Warrant,” and together with the Initial Warrant, the “Warrants”) to purchase, in the aggregate, shares of the Company’s common stock at an exercise price of $0.05 per share from the Company in an amount equal to 50% of the conversion shares to be issued upon the same terms as the Initial Note and Initial Warrant (subject to there being no event of default under the Initial Note or other customary closing conditions), within three trading days of a registration statement registering the shares of the Company’s common stock issuable under the Notes (the “Conversion Shares”) and upon exercise of the Warrants (the “Warrant Shares”) being declared effective by the SEC. The Notes mature 12 months after issuance, bear interest at a rate of 4% per annum, and are initially convertible into the Company’s common stock at a fixed conversion price of $0.025 per share, subject to adjustment for stock splits, stock combinations, dilutive issuances, and similar events, as described in the Notes.

The Notes may be prepaid at any time for the first 90 days at face value plus accrued interest. From day 91 through day 180, the Notes may be prepaid in an amount equal to 110% of the principal amount plus accrued interest. From day 181 through the day immediately preceding the maturity date, the Notes may be prepaid in an amount equal to 120% of the principal amount plus accrued interest.

The Notes and Warrants contain conversion limitations providing that a holder thereof may not convert the Notes or exercise the Warrants to the extent (but only to the extent) that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such conversion or exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice.

In connection with the SPA, the Company entered into a Registration Rights Agreement dated October 15, 2021 (the “Registration Rights Agreement”), with the Investor pursuant to which it is obligated to file a registration statement with the SEC within 45 days after the date of the agreement to register the resale by the Investor of the conversion shares and warrant shares, and use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 60 days after the registration statement is filed.

Upon the occurrence of an event of default under the Notes, the Investor has the right to be prepaid at 125% of the outstanding principal balance and accrued interest, and interest accrues at 18% per annum.

The Company has also granted the Investor a 12-month (or until the Notes are no longer outstanding) right to participate in specified future financings, up to a level of 30%.

Additional cash liquidity is generated from product sales. However, to date, we are not profitable, and we cannot provide any assurances that we will be profitable. We believe that our existing cash and cash equivalents will not be sufficient to fund our current operating plans.

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(1,288,675)	$(1,132,842)
Net cash provided by investing activities	288,902	-
Net cash provided by financing activities	1,044,703	1,229,223
Net increase in cash	44,930	96,381
Cash - beginning of the period	323,407	77,211
Cash - end of the period	$368,337	$173,592

Net Cash Provided by Operating Activities:

Net cash flow used in operating activities was $1,288,675 for the nine months ended September 30, 2021 as compared to net cash flow used in operating activities of $1,132,842 for the nine months ended September 30, 2020, an increase of $155,833.

Net cash flow used in operating activities for the nine months ended September 30, 2021 primarily reflected a net loss of $5,933,775, which was then adjusted for the add-back (deduction) of non-cash items primarily consisting of depreciation and amortization of $33,878, stock-based compensation expense of $4,042,926, stock-based professional fees of $359,829, and bad debt expense of $35,000 and changes in operating assets and liabilities consisting primarily of an increase in accounts receivable of $234,445, an increase in inventory of $24,814, an increase in accounts payable of $155,241, an increase in accrued expenses of $83,231, an increase in accrued compensation of $317,001, and a decrease in customer deposits of $110,000.

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

Net Cash Provided by Investing Activities:

During the nine months ended September 30, 2021, we received proceeds of $288,902 in connection with the acquisition of Mobile Tint, LLC. We did not have cash flows from investing activities during the 2020 period.

Net Cash Provided by Financing Activities:

Net cash provided by financing activities was $1,044,703 for the nine months ended September 30, 2021 as compared to $1,229,223 for the nine months ended September 30, 2020.

During the nine months ended September 30, 2021, we received net proceeds from the sale of Series C preferred stock of $550,000 and net proceeds from a loan of $500,000. These proceeds were offset by the repayment of notes payable of $5,297.

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

Funding Requirements

We expect the primary use of capital to continue to be salaries, third party outside research and testing services, product and research supplies, legal and regulatory expenses and general overhead costs including sales and marketing. Additional uses of capital will include additional headcount, tools and equipment, capacity expansion and operational control software. We believe current cash and cash equivalents will not be sufficient to meet anticipated cash requirements. Additional capital will be required to further research new product verticals and enhancements to current product offerings based on customer requirements.

As of September 30, 2021, we determined that there was substantial doubt about our ability to maintain operations as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We will seek to raise capital through additional debt and/or equity financings to fund operations in the future. Although we have historically raised capital from sales of common shares and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that the company will need to curtail its operations. Our unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

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

The following tables summarize our contractual obligations as of September 30, 2021, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Notes payable	$1,145,916	$604,560	$541,356	$-	$-
Interest on notes payable	284,431	260,102	24,329	-	-
Operating lease gross base rent	367,060	109,460	134,400	123,200	-
Total	$1,797,407	$974,122	$700,085	$123,200	$-

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2021, our disclosure controls and procedures were not effective.

As reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020, our management concluded that our internal control over financial reporting was not effective as of that date because of a material weakness in our internal controls over financial reporting. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting: (1) the lack of multiples levels of management review on complex business, accounting and financial reporting issues, (2) a lack of adequate segregation of duties as a result of our limited financial resources to support hiring of personnel. (3) a lack of review on the recording of revenue transactions and accounts receivable collectability, and (4) a lack of management review of employee expense reports. We developed and implemented system and control procedure manuals and recently implemented controls and procedures in connection with the review of employee expense reports. Until such time as we expand our staff to include additional accounting and executive personnel, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely. We have been materially affected by the COVID-19 outbreak to date and the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. We have seen a material decrease in sales from our international customers as a result of the unprecedented public health crisis from the COVID-19 pandemic and a decrease in domestic sales due to a decrease in business spending on discretionary items. As a result, our international customers have delayed the ordering of products and have delayed payment of balances due to the Company. As of September 30, 2021 and December 31, 2020, we recognized an allowance for losses on accounts receivable in an amount of $277,480 and $202,480, respectively, which is primarily based on our assessment of specific identifiable overdue customer accounts located in India and the Philippines. The lack of collection of these accounts receivable balances, which we believe was attributable to COVID-19, had a material impact on the cash flows of the Company. We cannot estimate the duration of the pandemic and the future impact on our business. A severe or prolonged economic downturn could result in a variety of risks to the Company’s business, including weakened demand for its products and a decreased ability to raise additional capital when needed on acceptable terms, if at all. Currently, we are unable to estimate the impact of this event on our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	On July 7, 2021, the Company issued 2,500,000 shares of its common stock for investor relations services to be rendered. These shares were valued at $72,500, or $0.029 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, the Company recorded stock-based professional fees of $72,500.

2.	On August 23, 2021, the Company issued 500,000 shares of its common stock for business development and consulting services rendered and to be rendered. These shares were valued at $19,000, or $0.038 per common share, based on the quoted closing price of the Company’s common stock on the measurement date, and will be amortized into stock-based consulting fees over the term of the agreement or vesting period. In connection with the issuance of these shares, as of September 30, 2021, the Company recorded stock-based professional fees of $1,979 and prepaid expenses of $17,021 which will be amortized into stock-based professional fees over the term of the agreement or vesting period of 1.00 year.

3.	On July 22, 2021, pursuant to the Share Exchange Agreement and Plan of Reorganization (See Note 3), the Company issued 976,500 shares of its common stock to employees of Mobile Tint LLC as a bonus. These shares were valued at $24,413, or $0.025 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, the Company recorded stock-based compensation of $24,413.

4.	On July 22, 2021, the Company closed the Exchange Agreement and acquired 80% of the Mobile Member Units (see Note 3). The Mobile Member Units were exchanged for restricted shares of the Company’s common stock, in an amount equal to $800,000, divided by the average of the closing prices of the Company’s common stock during the 30-day period immediately prior to the closing as defined in the Exchange Agreement. In connection with the Exchange Agreement, the Company issued 28,021,016 shares of its common stock. These shares were valued at $694,921, or $0.0248 based on the quoted closing price of the Company’s common stock on the measurement date.

5.	On September 17, 2021, the Company granted a restricted stock award for 1,000,000 common shares of the Company to an employee for services to be rendered. which were valued at $30,600, or $0.031 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. These shares were to vest on May 1, 2022. In connection with these shares, the Company shall record stock-based compensation over the vesting period.

The above securities were issued in reliance upon the exemptions provided by Section 4(a) (2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Since June 30, 2019, we were in default of certain requirements under a Loan Agreement with a principal amount of $400,000, including not meeting the requirement regarding minimum asset amount as defined therein. Upon the occurrence of such event of defaults, the Lender may, at its option and in accordance with the Loan Agreement, declare all obligations immediately due and payable, however, as of the date of this Report, the Lender has not made any such declaration. As of September 30, 2021 and as of the date of this report, we are in default on monthly interest payments of $202,093.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2020, File No.: 000-53029).
3.2	Certificate of Elimination of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2020, File No.: 000-53029).
3.3	Amended and Restated Certificate of Designations of Preferences, Rights, and Limitations of Series C Convertible Preferred Stock, dated April 28, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2021)
4.1	Form of Secured Promissory Note, dated May 10, 2021, with the Lender (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2021, File No.: 000-53029).
4.2	Senior Convertible Promissory Note, dated October 15, 2021, between C-Bond Systems, Inc. and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2021, File. No. 000-53029).
4.3	Common Stock Purchase Warrant dated October 15, 2021, between C-Bond Systems, Inc. and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2021, File. No. 000-53029).
10.1	Revolving Credit Facility Loan and Security Agreement dated November 14, 2018, between C-Bond Systems, Inc. and BOCO Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2018, File. No. 000-53029).
10.2	Note dated April 28, 2020, between Comerica Bank and C-Bond Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2020, File. No. 000-53029)
10.3	Form of Subscription Agreement dated February 24, 2021, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2021, File. No. 000-53029).
10.4	Form of Loan and Security Agreement, dated May 10, 2021, between C-Bond Systems, Inc. and the Lender (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2021, File No.: 000-53029).
10.5	Share Exchange Agreement and Plan of Reorganization, dated June 30, 2021, by and between C-Bond Systems, Inc., Mobile Tint LLC, the sole member of Mobile, and Michael Wanke as the Representative of the Mobile Shareholder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2021, File. No. 000-53029).
10.6	Form of Amendment to the Exchange Agreement, dated July 21, 2021, by and between C-Bond Systems, Inc., Mobile Tint LLC, the sole member of Mobile, and Michael Wanke as the Representative of the Mobile Shareholder (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2021, File. No. 000-53029).
10.7	Form of Operating Agreement of Mobile Tint LLC issued July 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2021, File. No. 000-53029).
10.8	Form of Piggy-Back Registration Rights Agreement, dated July 20, 2021, by and between C-Bond Systems, Inc., Mobile Tint LLC, the sole member of Mobile, and Michael Wanke as the Representative of the Mobile Shareholder (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2021, File. No. 000-53029).
10.9	Executive Employment Agreement, dated July 21, 2021, by and between C-Bond Systems, Inc. and Michael Wanke (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2021, File. No. 000-53029).
10.10	Form of Commercial Lease Agreement, dated July 20, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2021, File. No. 000-53029).
10.11	Form of Subscription Agreement dated August 25, 2021, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2021, File. No. 000-53029).
10.12	Securities Purchase Agreement, dated October 15, 2021, between C-Bond Systems, Inc. and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2021, File. No. 000-53029).
10.13	Registration Rights Agreement, dated October 15, 2021, between C-Bond Systems, Inc. and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2021, File. No. 000-53029).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C-BOND SYSTEMS, INC.

Dated: November 15, 2021	By:	/s/ Scott R. Silverman
Scott R. Silverman
Chief Executive Officer and Chief Financial Officer (Principal executive officer and principal financial officer)