Form 10-K/A
period 2020-12-31
C-Bond Systems, Inc
filed 2022-04-15
CIK 1421636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing price of $0.012 per share of common stock as of June 30, 2020 (the last business day of the registrant’s then-most recently completed second fiscal quarter), was $1,317,490. The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing price of $0.012 per share of common stock as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,726,881.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 285,174,171 shares of common stock are issued and outstanding as of April 13, 2022.

Documents Incorporated by Reference

None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (the “Amendment”) of C-Bond Systems, Inc. (the “Company”) amends the Annual Report of C-Bond Systems, Inc. on Form 10-K for the fiscal year ended December 31, 2020 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “Commission”) on April 14, 2021, and is being filed to amend and restate the Company’s consolidated statement of operations and consolidated statement of cash flows, and certain notes to the consolidated financials, and other sections in the Form 10-K, including certain risk factors, and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations. The restatement had the cumulative effect of decreasing the Company's reported revenue for fiscal 2020 by $102,569 and decreasing the Company’s bad debt expense for the same period by $102,569. The restatement did not effect the Company’s balance sheet, net loss, or cash used in operations.

The following items have been amended to reflect the restatement:

10-K Cover Page

Part I, Item 1. Business

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part IV, Item 15. Exhibits, Financial Statement Schedules

This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2. hereto.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update, or restate the information in any other item of the original Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K.

C-BOND SYSTEMS, INC.

FORM 10-K/A

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

Overview

We are a nanotechnology company and the sole owner, developer and manufacturer of the patented C-Bond technology.  We are engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality and sustainability of brittle material systems. Our present primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally. We operate in two divisions: C-Bond Transportation Solutions, which sells a windshield strengthening water repellent solution as well as a disinfection product, and C-Bond Safety Solutions, which sells multi-purpose glass strengthening primer and window film mounting solutions (“C-Bond Secure”), ballistic-resistant film systems (“C-Bond BRS”) and disinfection products.

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

C-Bond Authorized Distributor Network

On April 1, 2016, we officially launched our Authorized Distributor Program focused on channeling distribution agreements with industry specific business-to-business and original equipment manufacturing customers to develop a global distribution network. This program aims to partner with high quality distributors that can grow revenues and margins. Our present distribution channels span the United States from Florida to Hawaii and consist of 56 distribution channels, including international sales in Mexico, United Kingdom, the Philippines, India, and the UAE. For the year ended December 31, 2020, two customers accounted for approximately 40.1% of total sales (18.6% and 21.5%, respectively). For the year ended December 31, 2019, two customers accounted for approximately 25.9% of total sales (13.9% and 12.0%, respectively). For the year ended December 31, 2020, approximately 59.9% of all sales were in the United States, 21.5% of sales were from one customer based in India and 18.6% of sales were from one customer based in the Philippines. For the year ended December 31, 2019, approximately 80% of all sales were in the United States. No other geographical area accounting for more than 10% of total sales during the year ended December 31, 2020 and 2019. A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

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

We are subject to the reporting and other obligations under the Securities Exchange Act of 1934 (“Exchange Act”), including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which require annual management assessments of the effectiveness of our internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As further described in Item 9A, “Controls and Procedures,” our management has concluded that, as of December 31, 2020, our internal control over financial reporting was not effective due to material weaknesses. As of the end of our fiscal year, management had identified the following material weaknesses:

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

Comparison of Results of Operations for the Years ended December 31, 2020 and 2019

Sales

For the year ended December 31, 2020, sales amounted to $555,863 as compared to $602,636 for the year ended December 31, 2019, a decrease of $46,773, or 7.8%. This decrease was primarily attributable to a decrease in sales of C-Bond ballistic-resistant glass protection systems and C-Bond Secure window film solution of $275,160, a decrease in installation and freight and delivery revenue of $18,739, and a decrease in sales of C-Bond Nanoshield solution sales of $3,082, offset by an increase in the sale of disinfection products of $250,208 in our new C-Bond Safety Solutions division. The decrease in sales of C-Bond ballistic-resistant glass protection systems and C-Bond Secure was primarily due to a decrease in both domestic and international sales resulting from the shutdown of economies caused by COVID-19. These decreases were offset by the sale of disinfection products which consisted primarily of hand sanitizer and MB-10 Tablets and related products.

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

Gross Profit

For the year ended December 31, 2020, gross profit amounted to $313,357, or 56.4% of sales, as compared to $480,669, or 79.8% of sales, for the year ended December 31, 2019, a decrease of $167,312, or 34.8%. This decrease in gross profits is primarily the result of the reduction in sales of C-Bond BRS sales and an implemented price decrease on C-Bond Secure window film application solution. Additionally, gross profit generated from the sale of disinfection products is lower than gross profits generated from the sale of BRS products.

Operating Expenses

For the year ended December 31, 2020, operating expenses amounted to $4,790,390 as compared to $6,839,281 for the year ended December 31, 2019, a decrease of $2,048,891, or 30.0%. For the years ended December 31, 2020 and 2019, operating expenses consisted of the following:

	Year ended December 31,
	2020	2019
Compensation and related benefits, including stock-based compensation charges	$3,741,051	$5,359,676
Research and development	16,627	31,057
Professional fees	546,979	986,445
General and administrative expenses	485,733	462,103

Total	$4,790,390	$6,839,281

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

General and Administrative

General and administrative expenses consist primarily of rent, insurance, depreciation expense, bad debt expense, sale and marketing, delivery and freight, travel and entertainment, and other office expenses.  For the year ended December 31, 2020, general and administrative expenses increased by $23,630, or 5.1%, as compared to the year ended December 31, 2019. This increase was primarily attributable to an increase in bad debt expense of $98,919 offset by a decrease in travel of $74,119. We expect our general and administrative expenses to increase due to the anticipated growth of our business.

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

Net cash flow used in operating activities for the year ended December 31, 2020 primarily reflected a net loss of $4,434,443, which was then adjusted for the add-back (deduction) of non-cash items primarily consisting of depreciation and amortization of $14,093, stock-based compensation expense of $2,108,472, stock-based professional fees of $132,892, non-cash interest expense related to a put premium on convertible debt of $47,405, derivative expense of $90,623, accretion of preferred share stated value to interest expense of $52,400, bad debt expense of $99,911, non-cash gain on debt extinguishment of $(877,823), and the amortization of debt discount to interest expense of $424,001, and changes in operating assets and liabilities consisting primarily of an increase in accounts payable of $139,300, an increase in accrued expenses of $96,022, and an increase in accrued compensation of $417,308, offset by an increase in accounts receivable of $27,619, an increase in inventory of $62,380.

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

Allison Tomek has served as Vice President of Corporate Communications and Corporate Secretary since April 2018, and as President and Director since March 8, 2021. She was previously Senior Vice President Investor Relations at PositiveID Corporation from 2007 to 2018, as well as Vice President of Investor Relations at VeriTeQ from 2011 to 2015. She served as the director of investor relations and corporate communications at Andrx Corporation at the time of its acquisition by Watson Pharmaceuticals in 2006 for $1.9 billion. She is a former two-time President of the National Investor Relations Institute, South Florida chapter. She holds a B.S. in News/Editorial from the School of Journalism and Mass Communication at the University of Colorado, Boulder. We believe that Ms. Tomek’s knowledge of our company, regulations, and business makes her well-suited to serve on the board of directors.

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

C-BOND SYSTEMS, INC.

Date: April 15, 2022	By:	/s/ Scott R. Silverman
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

Signature	Title	Date

/s/ Scott R. Silverman	Chief Executive Officer, Interim Chief Financial Officer and Treasurer, Chairman of the Board and Director	April 15, 2022
Scott R. Silverman	(principal executive officer and principal financial and accounting officer)

/s/ Allison Tomek	President and Director	April 15, 2022
Allison Tomek

/s/ Barry M. Edelstein	Director	April 15, 2022
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

Restatement

As discussed in Note 16 to the consolidated financial statements, the 2020 consolidated financial statements have been restated to correct a misstatement.

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

Boca Raton, Florida

April 14, 2021 (Except for Note 16 as to which the date is April 15, 2022)

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2020	2019
	(As Restated)
SALES	$555,863	$602,636

COST OF SALES (excluding depreciation expense)	242,506	121,967

GROSS PROFIT	313,357	480,669

OPERATING EXPENSES:
Compensation and related benefits (including stock-based compensation of $2,108,472 and $3,858,967 for the years ended December 31, 2020 and 2019, respectively)	3,741,051	5,359,676
Research and development	16,627	31,057
Professional fees	546,979	986,445
General and administrative expenses	485,733	462,103

Total Operating Expenses	4,790,390	6,839,281

LOSS FROM OPERATIONS	(4,477,033)	(6,358,612)

OTHER INCOME (EXPENSES):
Gain on debt extinguishment, net	877,823	31,009
Other income	6,574	-
Derivative expense	(90,623)	(570,059)
Interest expense	(751,184)	(343,078)

Total Other Income (Expenses)	42,590	(882,128)

NET LOSS	(4,434,443)	(7,240,740)

Preferred Stock Dividend and Deemed Dividend	(1,534,381)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(5,968,824)	$(7,240,740)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.03)	$(0.08)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	172,978,187	94,236,036

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2020	2019
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,434,443)	$(7,240,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	14,093	24,629
Amortization of debt discount to interest expense	424,001	160,542
Accretion of preferred shares stated value to interest expense	52,400	-
Stock-based compensation	2,108,472	3,858,967
Stock-based professional fees	132,892	355,393
Bad debt expense	99,911	992
Interest expense related to put premium on convertible debt	47,405	88,620
Derivative expense	90,623	570,059
Non-cash gain on debt extinguishment	(877,823)	(31,009)
Non-cash fees upon conversion	2,500	-
Lease costs	400	44
Change in operating assets and liabilities:
Accounts receivable	(27,619)	(61,662)
Inventory	(62,380)	(5,843)
Prepaid expenses and other assets	(563)	1,949
Due from related party	(5,526)	-
Accounts payable	139,300	239,605
Accrued expenses	96,022	89,266
Accrued compensation	417,308	635,477

NET CASH USED IN OPERATING ACTIVITIES	(1,783,027)	(1,313,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	821,000	780,000
Proceeds from sale of series A preferred stock	120,000	127,000
Redemption of Series A preferred stock	(104,762)	-
Proceeds from sale of series C preferred stock	1,330,000	-
Proceeds from exercise of stock options	-	19,185
Proceeds from note payable	156,200	25,000
Repayment of note payable	-	(25,000)
Repayment of convertible note payable	(393,215)	(238,080)
Proceeds from convertible notes payable	100,000	574,250

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,029,223	1,262,355

NET INCREASE (DECREASE) IN CASH	246,196	(51,356)

CASH, beginning of year	77,211	128,567

CASH, end of year	$323,407	$77,211

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$130,399	$37,339
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as prepaid for services	$133,000	$161,460
Common stock issued for accrued compensation	$24,250	$364,000
Series B preferred stock issued for accrued compensation	$318,969	$108,000
Common stock issued for accounts payable	$6,058	$-
Common stock issued for conversion of debt and accrued interest	$188,529	$12,000
Common stock issued for conversion of Series A preferred shares and related dividends	$215,424	$-
Preferred stock dividend accrued	$8,508	$-
Deemed dividend related to beneficial conversion feature of Series C preferred shares	$1,525,873	$-
Reclassification of put premium to equity	$49,543	$-
Increase in debt discount and derivative liability	$85,502	$320,351
Increase in debt discount and paid-in capital for warrants	$14,498	$61,899
Increase in right of use asset and lease liability	$-	$74,296

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

NOTE 3 – ACCOUNTS RECEIVABLE

On December 31, 2020 and 2019, accounts receivable consisted of the following:

	December 31, 2020		December 31, 2019
	(As Restated)
Accounts receivable	$179,608		$151,989
Less: allowance for doubtful accounts	(99,911)		-
Accounts receivable, net	$79,697	(a)	$151,989

For the years ended December 31, 2020 and 2019, bad debt expense amounted to $99,911 and $992, respectively.

(a)	See Note 16 – Restatement.

NOTE 4 – INVENTORY

On December 31, 2020 and 2019, inventory consisted of the following:

	December 31, 2020	December 31, 2019
Raw materials	$24,477	$12,250
Finished goods	52,723	2,570
Inventory	$77,200	$14,820

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

Geographic concentrations of sales

For the year ended December 31, 2020, approximately 59.9% of all sales were in the United States, 21.5% of sales were from one customer based in India and 18.6% of sales were from one customer based in the Philippines. No other geographical area accounting for more than 10% of total sales during the year ended December 31, 2020. For the year ended December 31, 2019, approximately 80% of all sales were in the United States, respectively. No other geographical area accounting for more than 10% of total sales during the year ended December 31, 2019.

Customer concentrations

For the year ended December 31, 2020, two customers accounted for approximately 40.1% of total sales (18.6% and 21.5%, respectively). For the year ended December 31, 2019, two customers accounted for approximately 25.9% of total sales (13.9% and 12.0%, respectively). A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition. On December 31, 2020, one customer accounted for 64.0% of the total accounts receivable balance. On December 31, 2019, three customers accounted for 58.3% (15.8%, 25.5% and 17.0%, respectively) of the total accounts receivable balance.

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

Revenue Disaggregation

The Company tracks its revenue by product. The following table summarizes our revenue by product for the year ended December 31, 2020 and 2019:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
	(As Restated)
C-Bond I multi-purpose and BRS ballistic resistant glass protection systems	$155,755	$430,915
C-Bond Nanoshield solution sales	118,081	121,163
Disinfection products	250,208	-
Installation and other services	8,992	32,306
Freight and delivery	22,827	18,252
Total	$555,863	$602,636

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

NOTE 16 – RESTATEMENT

On April 11, 2022, the Company’s management determined that the Company’s consolidated financial statements for the year ended December 31, 2020 included herein should be restated because management determined that it had overstated its sales and bad debt expense in its consolidated financial statements for the year ended December 31, 2020.

Based on management’s analysis, the Company determined that a sale in the amount of $102,569 that was recorded in December 2020 did not meet the Company’s revenue recognition policy pursuant to ASC 606 and should not have been reflected as a sale. Additionally, in the same period, in connection with the Company’s analysis of collectability, the Company recorded a bad debt allowance and a related bad debt expense of $102,569. Since the sale and related allowance for bad debt should not have been recorded, the Company is restating its consolidated financial statements to reduce sales and bad debt expense by $102,569.

Accordingly, the Company’s consolidated statement of operations and cash flows for the year ended December 31, 2020 have been restated herein. The effect of correcting this error in the Company’s consolidated financial statements on December 31, 2020 and for the year ended December 31, 2020 are summarized and shown in the table as follows:

Consolidated Statement of Operations:

	As Previously Reported	Adjustments	As Restated
Sales	$658,432	$(102,569)	$555,863

Operating Expenses:
General and administrative expenses - bad debt expense	588,302	(102,569)	485,733
Total Operating Expenses	4,892,959	(102,569)	4,790,390

Loss from Operations	$(4,477,033)	$-	$(4,477,033)

Consolidated Statement of Cash Flows:
Net loss	$(4,434,443)	$-	$(4,434,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	202,480	(102,569)	99,911
Change in operating assets and liabilities:
Accounts receivable	(130,188)	102,569	(27,619)

NET CASH USED IN OPERATING ACTIVITIES	$(1,783,027)	$-	$(1,783,027)