Form 10-K
period 2021-12-31
C-Bond Systems, Inc
filed 2022-04-15
CIK 1421636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing price of $0.029 per share of common stock as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), was $6,589,961.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 285,174,171 shares of common stock are issued and outstanding as of April 14, 2022.

Documents Incorporated by Reference

None

C-BOND SYSTEMS, INC.

FORM 10-K

December 31, 2021

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

These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Report.

Any forward-looking statement in this Report reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Report also contains estimates, projections and other information concerning our industry, our business and the markets for certain glass strengthening solutions, hydrophobic products, and window film mounting solutions, including data regarding the estimated size of those markets and their projected growth rates. Information that is based on estimates, forecasts, projections, or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

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

As used in this Report and unless otherwise indicated, the terms “C-Bond Systems, Inc.,” “Company,” “we,” “us,” or “our” refer to C-Bond Systems, Inc. and its wholly owned subsidiary, C-Bond Systems, LLC, and its 80% owned subsidiary, Mobile Tint, LLC, as the context may require.

Overview

We are a nanotechnology company and sole owner, developer, and manufacturer of the patented C-Bond technology. We are engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality, and sustainability of brittle material systems. Our present primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally. We operate in two divisions: C-Bond Transportation Solutions and Patriot Glass Solutions. C-Bond Transportation Solutions sells a windshield strengthening, water repellent solution called C-Bond nanoShield™ as well as a disinfection product. Patriot Glass Solutions sells multi-purpose glass strengthening primer and window film mounting solutions, including C-Bond BRS, a ballistic-resistant film system, and C-Bond Secure, a forced entry system.

The C-Bond technology enables ordinary glass to dissipate energy by permeating the glass surface and detecting microscopic flaws and defects that are randomly distributed all over the glass surface. C-Bond’s unique qualities then work to locate and repair the identified surface imperfections that weaken the glass composite structure and ultimately act as failure initiators. The C-Bond formula is engineered to maintain original glass design integrity while increasing the mechanical performance properties of the glass unit. As a result of the COVID-19 pandemic we created partnerships to distribute disinfection related products, which we began to sell in the second quarter of 2020. The Company currently sells MB-10 Tablets® and Vimoba® Tablets.

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

Our Business

Product and Service Offerings

C-Bond’s core products are patented, low-cost technologies that significantly increase the mechanical performance of glass. We have implemented the following business structure integrating the Transportation Solutions Group and Patriot Glass Solutions.

Transportation Solutions Group

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

Disinfectant Products

On May 20, 2020, we entered into a two-year Distributor Agreement with an entity where we were appointed as a distributor to exclusively sell MB-10 Disinfectant Tablets for use in certain markets. In February 2022, we and the entity amended the Distributor Agreement to include the sale of Vimoba Tablets in those same markets and extended the term of the Distributor Agreement for another year. MB-10 Disinfectant Tablets are the most convenient way yet to deliver the benefits of chlorine dioxide to hygiene or biosafety programs. MB-10 disinfectant tablets have one of the broadest, most complete EPA registration labels on the market. It is a safe, easy and effective way to disinfect a vehicle’s interior using an EPA registered disinfectant (Reg No.70060-19-46269) included on List N for use against human coronavirus SARS-CoV-2. It is proven effective against emerging viral pathogens, including enveloped and large and small non-enveloped viruses. MB-10 Tablets provide fast-acting virus and bacteria protection that is safe for all vehicle surfaces including LED screens and electronics without leaving a residue or odor. Vimoba Tablets are 100% non-corrosive, chlorine dioxide producing tablets that maintain the exact same efficacy, EPA Label claims, dilution rates and contact times as MB-10 Tablets, while including a buffering agent that makes the Vimoba solution completely non-corrosive on stainless steel – even after prolonged use or exposure – and even when the solution dries on the surface. We were appointed as a distributor to exclusively sell MB-10 Disinfectant Tablets and Vimoba Tablets for use in the following markets:

●	Automotive, Trucking, RV, rental agencies (auto and truck), service vehicles (taxi, Uber, Lyft), mass transit (train, buses), golf carts, aviation, train, marine (potential future growth)

●	Dealerships

●	Global Distribution

●	Service Providers

●	Transportation Detailing.

Patriot Glass Solutions

C-Bond Secure Strengthening Primer and Window Film Mounting Solution

C-Bond Secure (formerly known as C-Bond I) is a patented, non-toxic, water-based nanotechnology solution designed to significantly increase the strength of architectural glass and improve the performance properties of window film-to-glass products. C-Bond Secure improves the performance of window film-to-glass products by reducing glass breakage from impact and stress environments and filling the capillary voids on the glass surface to prevent the trapping of moisture and impurities that impede cure time and adhesion between the glass and any succeeding window film product. This is important because when glass does break, this nanotechnology improves the chances that no large shards/pieces will escape the immediate area of the glass surface and result in serious laceration or personal injury.  C-Bond Secure has been tested against untreated glass by third-party laboratories and shown to outperform untreated glass in this capacity.  C-Bond Secure faces market competition from basic soap and water products (such as baby shampoo and dishwashing soap) as the recognized industry standard window film application solutions, which we believe provide no structural benefits and are designed to wash hair and dishes, respectively. C-Bond Secure increases overall glass strength, improves window film product performance, and can be used in conjunction with any manufacturer’s film product.

C-Bond BRS (Ballistic-Resistant Film System)

C-Bond BRS is a patented, nanotechnology Ballistic-Resistant Film System that increases the structural integrity of glass and provides National Institute of Justice (NIJ) Level I, Level II and Underwriter Laboratories (UL) 752 ballistic-resistant protection. C-Bond BRS includes a specified glass thickness and glass type, the C-Bond window film mounting solution to improve the glass mechanical strength, and the C-Bond window film product. This product is targeted to police, fire, emergency services, media outlets, schools, airports, and government buildings due to the utility of ballistic-resistant glass protection in their respective fields. The C-Bond BRS system seeks to combine simplicity and affordability with a one-way capability (the ability to shoot-out but prevent shooting in) ballistic protection compared to other costlier ballistic resistant material (polycarbonate and glass laminate) products.

Commercial Market Strategy

We utilize a distributor model to reach potential customers.  This approach takes advantage of existing resources and facilitates relationships between us and our enterprise partners to leverage their collective strengths.  We require industry partners to generate economic growth, support commercialization activities, provide more developed business networks, knowledge of and access to supply and demand channels, and supplement limited financial resources. We and our industrial partners work together to determine scalability, adaptability, affordability, usability and intellectual property. From a business perspective, the long-term scope and strategic benefits of our plug and play business strategy are to be able to carry out business on a global basis at a lower cost and be better informed and more adaptive to changing market conditions, which is dependent on securing these relationships.

C-Bond Authorized Distributor Network

Our Authorized Distributor Program focuses on channeling distribution agreements with industry specific business-to-business and original equipment manufacturing customers to develop a global distribution network. This program aims to partner with high quality distributors that can grow revenues and margins. Our present distribution channels span the United States from Florida to Hawaii and consist of multiple distribution channels, including international sales in the Philippines, India, and the UAE. For the year ended December 31, 2021, three customers accounted for approximately 44.2% of total sales (17.4%, 15.3%, and 11.5%, respectively). For the year ended December 31, 2020, two customers accounted for approximately 40.1% of total sales (18.6% and 21.5%, respectively). For the year ended December 31, 2021, all sales were in the United States. For the year ended December 31, 2020, approximately 59.9% of all sales were in the United States, 21.5% of sales were from one customer based in India, and 18.6% of sales were from one customer based in the Philippines. No other geographical area accounting for more than 10% of total sales during the years ended December 31, 2021 and 2020. A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition.

Suppliers

Currently, we rely on one main supplier, Madico, Inc., for our window film; one main supplier, Gelest, Inc., for our chemicals; and one main supplier, Quip Laboratories for disinfectant products.  However, we believe that, if necessary, alternate window film and chemical suppliers could be found without material disruption to our business.

Intellectual Property

To date, we have filed, licensed and/or acquired a total of 23 individual patents and patent applications spanning core and strategic nano-technology applications and processes. We intend to continue to expand our patent coverage. Our focus remains on building a patent portfolio that protects our core intellectual property and delivers shareholder value.

We own four provisional United States patents and licenses, seven United States patents, and 12 foreign patents on a non-exclusive basis from William Marsh Rice University (“Rice University”) with claims directed toward various aspects of our current products and products under development including the use of nanotechnology for glass strengthening and the processes and composition of our products.

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

Research and Development

During the years ended December 31, 2021 and 2020, we (recovered) incurred research and development costs of $(3,250) and $16,627, respectively. Research and development costs were incurred to continue to upgrade C-Bond products.

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

C-Bond Secure Glass Strengthening Primer and Window Film Mounting Solution

C-Bond Secure faces competition from alternative window film mounting products in the market; however, all these products have similar ingredients to a soap and water mix, which we believe provides no structural benefit.  These solutions are used to provide a window film installer the ability to slip or move the film on the surface to which it is applied.  The industry standard solution most commonly used to apply window film to glass is a mixture containing commonly available baby shampoo or dishwashing soap and water that we believe has the following negative attributes: provides no structural benefits, often bubbles or yellows and scatters light, can only be applied within a limited temperature range, and may require 30 to 120 days of “dry” time to set completely depending on the film thickness.  C-Bond Secure provides the same slip properties while also strengthening the glass and improving film adhesion.

C-Bond BRS

C-Bond BRS faces competition from alternative bulletproof or bullet-resistant glass products in the market. Alternative bulletproof solutions use polycarbonate or glass laminate materials that are expensive, thick, heavy, often require reframing and retrofit of existing structure and revised building codes, and yellow and discolor over time.  These alternative solutions are often cost prohibitive to cost sensitive customers such as educational and municipal facilities.  C-Bond BRS allows for increased safety and security at an affordable cost.  Most importantly, it provides a deterrent to an intruder and valuable time to secure the facility.

Employees

As of December 31, 2021, C-Bond had two full-time employees, and multiple full and part-time employees, including our chief executive officer, who operate as independent contractors of the Company. Additionally, Mobile had 10 full-time employees. We have established an extensive network of external partners, contractors, and consultants to minimize administrative overhead and maximize efficiency.

General Company Information

C-Bond Systems, Inc., formerly WestMountain Alternative Energy, Inc. (“WestMountain”), was incorporated in the state of Colorado on November 13, 2007. C-Bond Systems, LLC is a Texas-based limited liability company that was formed in 2013, headquartered in Houston, Texas. On April 25, 2018, WestMountain Energy, WestMountain’s wholly owned subsidiary, WETM Acquisition Corp., a corporation formed in the State of Colorado on April 18, 2018, (the “Acquisition Sub”), and C-Bond Systems, LLC, entered into an Agreement and Plan of Merger and Reorganization (“Merger Agreement”). Pursuant to the terms of the Merger Agreement, on April 25, 2018, referred to as the Closing Date, the Acquisition Sub merged with and into C-Bond Systems, LLC, which was the surviving corporation and became a wholly owned subsidiary of WestMountain (the “Merger”). The Merger was effective as of April 26, 2018, upon the filing of a Certificate of Merger with the Secretary of State of the State of Texas. On July 18, 2018, we changed our name to C-Bond Systems, Inc.  Our common stock is currently quoted on the OTC Pink marketplace on a limited basis under the trading symbol “CBNT”. Our principal executive offices are located at 6035 South Loop East, Houston, Texas, 77033. Our website address is http://cbondsystems.com/, and our telephone number is (832) 649-5658. The content of any website of ours is not a part of, or incorporated by reference in, this Report. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). These reports and any other information filed by the Company with the SEC are available free of charge on our website. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

We have incurred substantial net losses since our inception, including net losses of $7,128,858 and $4,434,443 (which included stock-based compensation of $4,085,868 and $2,108,472, respectively), for the years ended December 31, 2021 and 2020, respectively, and these losses may continue. The net cash used in operations was $1,807,051 and $1,783,027 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit, shareholders’ deficit, and working capital deficit of $57,515,129, $3,979,041 and $1,661,247, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital.

Our ability to continue as a going concern will require us to obtain additional financing to fund our current operations, which may be unavailable on attractive terms, if at all.

As of December 31, 2021, our recurring operating losses, cash used in operations and our current operating plans raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Our ability to continue as a going concern will require us to obtain additional financing to fund our current operating plans. We believe that our existing cash and cash equivalents will not be sufficient to fund our current operating plans. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our commercialization efforts.

Unfavorable global economic, business, or political conditions could adversely affect our business, financial condition, or results of operations.

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

We determined that we needed to restate previously issued financial statements.

On April 11, 2022, the Company determined that the Company’s consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) should be restated because management determined that it had overstated its sales and bad debt expense in its consolidated financial statements for the year ended December 31, 2020 (“Fiscal 2020”). Based on management’s analysis, the Company determined that a sale in the amount of $102,569 that was recorded in December 2020 did not meet the Company’s revenue recognition policy pursuant to ASC 606 and should not have been reflected as a sale. Additionally, in the same period, in connection with the Company’s analysis of collectability, the Company recorded a bad debt allowance and a related bad debt expense of $102,569. Since the sale and related allowance for bad debt should not have been recorded, the Company restated its consolidated financial statements for Fiscal 2020 to reduce sales and bad debt expense by $102,569. There was no effect on the Company’s reported net loss for Fiscal 2020 or on the financial condition of the Company at December 31, 2020. Nevertheless, such restatement may have caused, or could in the future cause, investors in our securities to lose confidence in our financial statements and management, which could result in a decrease in our stock price and negative sentiment in the investment community.

The Company included the restated results for Fiscal 2020 in an amendment to the 2020 Form 10-K, filed with the SEC on April 15, 2022 and in this Form 10-K. After re-evaluation, the Company’s management concluded that that a material weakness existed in its revenue recognition during Fiscal 2020, primarily as a result of personnel who are no longer with the Company. The Company has taken remedial action to ensure this does not occur in the future.

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

We rely on U.S. patents to protect our propriety products that form the core of our revenue potential. These patents are subject to standard patent expiration terms. Upon expiration of our patents, we will no longer be able to prevent our competitors from developing similar products to ours. Additionally, we rely on exclusive license agreements to use certain technologies. The terms of the exclusive license agreements may change upon expiration of their current terms. We may not be able to renew or extend our current licenses, or they may become non-exclusive licensees. The inability to maintain our exclusive licenses agreements would have a significant impact on our potential future revenues.

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

Our ability to continue our research and development activities to improve and expand our products and service offerings requires extensive amounts of funding. We may not be able to obtain the necessary funding on attractive terms and in a timely basis to continue our research and development activities, which has caused our research and development activities to be delayed, reduced or terminated. Delaying, reducing or terminating our research activities would impede our estimated growth and results of operations.

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

We only have one manufacturing facility for our propriety products.

We manufacture our proprietary products at our Houston, Texas facility. In the event of a fire, flood, tornado, hurricane or other form of a catastrophic event, we may be unable to fulfill any then-existing demand for our products, possibly for a prolonged period, depending upon the severity of the event. As a result, should a catastrophic event occur, our financial condition and results of operation would be materially adversely affected.

Our lease on our Houston, Texas facility expires on May 31, 2022. At the time of this filing, the Company is in the process of finalizing a three-year lease extension. If we are not able to renew or extend our lease on the Houston, Texas facility, we may have to move our corporate headquarters and manufacturing facility. Doing so could cause us to incur significant expenses and could delay or reduce our ability to manufacture our products for some time. Our financial condition and results of operation could be materially adversely affected by any such move.

The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain qualified members of the board of directors.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), the Dodd-Frank Act, the listing requirements of the OTC and other applicable securities rules and regulations. Compliance with these rules and regulations requires significant legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. We may need to hire more employees in the future to comply with these regulatory requirements, which will increase our costs and expenses.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting annually. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Management concluded that our internal control over financial reporting as of December 31, 2021 was not effective, see “We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in a material misstatement in our financial statement.” below. In the future, we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Failure to comply, or any adverse results from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we will be able to conclude that our internal control over financial reporting is effective at fiscal year-end.

 Risks Related to the Glass Strengthening and Water Repellent Industries

We face competition from companies that have substantially greater capital resources, research and development, manufacturing, and marketing resources.

While we believe that we have significant competitive benefits offered by our proprietary products, there are competitors with much longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, and marketing resources than we have. As we grow and become successful with our products, we expect these competitors to increase the resources they dedicate to our market. Such competition could materially adversely affect our business, operating results, or financial condition.

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

Our securities are currently quoted on the OTC Markets, specifically the OTC Pink (the “OTC Pink”), an inter-dealer automated quotation system for equity securities. Quotation of our securities on the OTC Pink may limit the liquidity and price of our securities more than if our securities were listed on the Nasdaq Stock Market or another national exchange. As an OTC Pink company, we do not attract the extensive analyst coverage that accompanies companies listed on national securities exchanges. Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded on the OTC Pink. These factors may have an adverse impact on the trading and price of our common stock.

The trading price of our common stock may decrease due to factors beyond our control.

The stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for smaller reporting companies, and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our common stock. If our shareholders sell substantial amounts of their common stock in the public market, the price of our common stock could fall. These sales also might make it more difficult for us to sell equity, or equity-related securities, in the future at a price we deem appropriate.

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

Our common stock is subject to penny stock rules, which may discourage broker-dealers from effecting transactions in our common stock or affect their ability to sell our securities. As a result, purchasers and current holders of our securities could find it more difficult to sell their securities. Trading volume of OTC Pink stocks have been historically lower and more volatile than stocks traded on an exchange or the Nasdaq Stock Market. In addition, we may be subject to rules of the SEC that impose additional requirements on broker-dealers when selling penny stocks to persons other than established customers and accredited investors. In general, an accredited investor is a person with net worth in excess of $1,000,000 or annual income exceeding $200,000 individually, or $300,000 together with his or her spouse. The relevant SEC regulations generally define penny stocks to include any equity security not traded on an exchange or the Nasdaq Stock Market with a market price (as defined in the regulations) of less than $5 per share. Under the penny stock regulations, a broker-dealer must make a special suitability determination as to the purchaser and must have the purchaser’s prior written consent to the transaction. Prior to any transaction in a penny stock covered by these rules, a broker-dealer must deliver a disclosure schedule about the penny stock market prepared by the SEC. Broker-dealers must also make disclosure concerning commissions payable to both the broker-dealer and any registered representative and provide current quotations for the securities. Finally, broker-dealers are required to send monthly statements disclosing recent price information for the penny stock held in an account and information on the limited market in penny stocks.

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

We provide and intend to continue to provide additional equity-based compensation to our employees, officers, directors, consultants, and independent contractors through an equity incentive plan. Our equity incentive plan permits the award of options to purchase shares of common stock and the issuance of restricted shares of our common stock. Because stock options granted under the plan will generally only be exercised when the exercise price for such option is below the then market value of the common stock, the exercise of such options or the issuance of shares will cause dilution to the book value per share of our common stock and to existing and new investors.

A holder of convertible debt issued by the Company may convert its promissory note and exercise warrants into approximately 49,500,000 shares of our common stock, which will result in significant dilution to existing and new investors.

We closed a financing transaction in October 2021 with an investor whereby the investor purchased a convertible promissory note and warrants from the Company. If the investor converts its note and exercises its warrants, the Company may issue up to 49,500,000 shares of the Company’s common stock to the investor, which may cause substantial dilution to the book value per share of our common stock and to existing and new investors.

A holder of Series B Preferred Shares or Series C Preferred Shares issued by the Company may, as of December 31, 2021, convert such shares into approximately 114,598,413 and 296,507,937 shares of our common stock, respectively, which could result in significant dilution to existing and new investors.

As of December 31, 2021, we had 722 Series B and 18,680 Series C shares of Preferred Stock issued and outstanding. If a holder of Series B Preferred shares or Series C Preferred shares issued by the Company may, elects to convert such shares into approximately 114,598,413 and 296,507,937 shares of our common stock, respectively, it would result in significant dilution to existing and new investors.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.

We have not entered into lock-up agreements with any of our existing stockholders. As a result, sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

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

We have never paid dividends on our common stock. For the foreseeable future, we intend to retain our future earnings, if any, to reinvest in the development and growth of our business and, therefore, do not intend to pay dividends on our common stock. However, in the future, our board of directors may declare dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, and such other factors as our board of directors deems relevant. Accordingly, investors may need to sell their shares of our common stock to realize a return on their investment, and they may not be able to sell such shares at or above the price paid for them. We cannot guarantee that we will pay dividends to our stockholders in the future.

Colorado law and our Articles of Incorporation protect our directors from certain types of lawsuits, which could make it difficult for us to recover damages from them in the event of a lawsuit.

Colorado law provides that our directors will not be liable to our company or to our stockholders for monetary damages for all but certain types of conduct as directors. Our Articles of Incorporation require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment, or other circumstances. The indemnification provisions may require our company to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

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

We are subject to the reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act, which require annual management assessments of the effectiveness of our internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As reported in Item 9A hereof, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021 because of a material weakness in our internal control over financial reporting. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting: (1) the lack of multiple levels of management review on complex business, accounting, and financial reporting issues, (2) a lack of adequate segregation of duties as a result of our limited financial resources to support hiring of personnel, (3) a lack of review on the recording of revenue transactions and accounts receivable collectability, and (4) a lack of management review of employee expense reports. We developed and implemented system and control procedure manuals and implemented controls and procedures in connection with the review of employee expense reports. Until such time as we expand our staff to include additional accounting and executive personnel, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

While management has undertaken and will continue to undertake steps to improve our internal control over financial reporting to address and remediate the material weaknesses, there can be no assurance that we will be able to successfully remediate the identified material weaknesses, or that we will not identify additional control deficiencies or material weaknesses in the future. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities laws regarding the timely filing of periodic reports, investors may lose confidence in our financial reporting and the price of our ordinary shares may decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

On January 20, 2022, we received an Order Directing Examination and Designating Officers to Take Testimony (a “Formal Order”) from the SEC. The Formal Order authorizes that an examination be made to determine whether a stop order should be issued under Section 8(d) of the Securities Act of 1933 with respect to the Company’s Registration Statement on Form S-1, and any supplements and amendments thereto. The Formal Order indicates that the Form S-1 may be deficient in that it may contain untrue statements of material fact or omit to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading concerning, among other things, the Company’s revenue and financial condition.

ITEM 2. PROPERTIES

Our corporate headquarters and manufacturing facility is located in an 8,385 square foot facility in Houston, Texas at 6035 South Loop East, Houston. The lease on the Houston facility expires on May 31, 2021.

In connection with the Exchange Agreement with Mobile, the Company was named as guarantor (“Guarantor”) of a Commercial Lease Agreement dated July 21, 2021, by and between landlord MDW Management, LLC, a company owned by Michael Wanke and his wife and tenant Mobile. The term of this lease is 60 months, at a minimum monthly rent of $5,600 (not including tax), with two five-year options for the tenant to renew. The Company’s obligation as Guarantor of the Lease will terminate upon the occurrence of earlier of the following: (i) the date of Guarantor’s acquisition of 100% of the ownership interests of Mobile; (ii) the date that Guarantor beneficially owns less than an eighty percent (80%) ownership interest in Mobile; or (iii) two (2) years from and after the effective date of the guaranty. Our Mobile manufacturing and warehouse facility is located in an approximate 4,000 square foot facility in Universal City, Texas at 2029 Pat Booker Rd., Universal City.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

Except as set forth below, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

On January 20, 2022, we received an Order Directing Examination and Designating Officers to Take Testimony (a “Formal Order”) from the SEC. The Formal Order authorizes that an examination be made to determine whether a stop order should be issued under Section 8(d) of the Securities Act of 1933 with respect to the Company’s Registration Statement on Form S-1, and any supplements and amendments thereto. The Formal Order indicates that the Form S-1 may be deficient in that it may contain untrue statements of material fact or omit to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading concerning, among other things, the Company’s revenue and financial condition.

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

In July 2021, a former employee of the Company filed a small claims case for approximately $16,000 in Harris County, TX, and the Company filed its response on August 2021.  There has been no further communication from the Court. The Company intends to vigorously defend itself against the claim made and believes it will prevail. As of December 31, 2021, the Company has accrued compensation of $18,250 to this former employee which is included in accrued compensation on the accompanying consolidated balance sheet.

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

Quarter Ended	High	Low
December 31, 2021	$0.05	$0.02
September 30, 2021	$0.05	$0.02
June 30, 2021	$0.06	$0.02
March 31, 2021	$0.15	$0.04

December 31, 2020	$0.12	$0.08
September 30, 2020	$0.01	$0.01
June 30, 2020	$0.02	$0.01
March 31, 2020	$0.10	$0.06

On April 12, 2022, the closing price of the Company’s common stock on OTC Pink was $0.022.

Holders of Common Stock

As of April 14, 2022, there were approximately 211 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees, or other fiduciaries.

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

Securities Authorized for Issuance under Equity Compensation Plans

See “Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information concerning our equity compensation plans as of December 31, 2021.

Recent Sales of Unregistered Securities

On October 1, 2021, we issued 6,000,000 shares of our common stock for investor relations services to be rendered. These shares were valued at $207,600, or $0.0346 per common share, based on the quoted closing price of the Company’s common stock on the measurement date.

In connection with the SPA, on October 18, 2021, we issued 668,151 shares of our common stock to a placement agent as fee for the capital raise. The 668,151 shares of common stock issued were recorded as a debt discount of $14,064 based on the relative fair value method to be amortized over the life of the Note.

On October 15, 2021, in connection with a Securities Purchase Agreements with an accredited investor, the Company issued warrants to purchase an aggregate amount up to 16,500,000 shares of the Company’s common stock (the “Warrants”). The Warrants were exercisable at any time on or after the date of the issuance and entitled this investor to purchase shares of the Company’s common stock for a period of five years from the initial date the warrants become exercisable. Under the terms of the Warrants, the holder was entitled to exercise the Warrants to purchase up to 16,500,000 shares of the Company’s common stock at an initial exercise price of $0.05, subject to adjustment as detailed in the Warrants.

On December 7, 2021, we issued 1,500,000 shares of our common stock upon conversion of 120 shares of Series C Preferred Stock with a stated value of $12,000.

The above securities were issued in reliance upon the exemptions provided by Section 4(a)(2) under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

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

Overview

We are a nanotechnology company and sole owner, developer, and manufacturer of the patented C-Bond technology. We are engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality, and sustainability of brittle material systems. Our present primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally. We operate in two divisions: C-Bond Transportation Solutions and Patriot Glass Solutions. C-Bond Transportation Solutions sells a windshield strengthening, water repellent solution called C-Bond nanoShield™ as well as a disinfection product. Patriot Glass Solutions sells multi-purpose glass strengthening primer and window film mounting solutions, including C-Bond BRS, a ballistic-resistant film system, and C-Bond Secure, a forced entry system.

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

On May 20, 2020, we entered into a two-year Distributor Agreement with an entity where we were appointed as a distributor to exclusively sell MB-10 Disinfectant Tablets for use in certain markets. In February 2022, we and the entity amended the Distributor Agreement to include the sale of Vimoba Tablets in those same markets and extended the term of the Distributor Agreement for another year. MB-10 Disinfectant Tablets are the most convenient way yet to deliver the benefits of chlorine dioxide to hygiene or biosafety programs. MB-10 disinfectant tablets have one of the broadest, most complete EPA registration labels on the market. It is a safe, easy and effective way to disinfect a vehicle’s interior using an EPA registered disinfectant (Reg No.70060-19-46269) included on List N for use against human coronavirus SARS-CoV-2. It is proven effective against emerging viral pathogens, including enveloped and large and small non-enveloped viruses. MB-10 Tablets provide fast-acting virus and bacteria protection that is safe for all vehicle surfaces including LED screens and electronics without leaving a residue or odor. Vimoba Tablets are 100% non-corrosive, chlorine dioxide producing tablets that maintain the exact same efficacy, EPA Label claims, dilution rates and contact times as MB-10 Tablets, while including a buffering agent that makes the Vimoba solution completely non-corrosive on stainless steel – even after prolonged use or exposure – and even when the solution dries on the surface. We were appointed as a distributor to exclusively sell MB-10 Disinfectant Tablets and Vimoba Tablets for use in the following markets:

●	Automotive, Trucking, RV, rental agencies (auto and truck), service vehicles (taxi, Uber, Lyft), mass transit (train, buses), golf carts, aviation, train, marine (potential future growth)

●	School facilities and buses

●	Dealerships

●	Global Distribution

●	Service Providers

●	Transportation Detailing.

On June 30, 2021, we entered into a Share Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”) with (i) Mobile Tint LLC, a Texas limited liability company doing business as A1 Glass Coating (“Mobile”), (ii) the sole member of Mobile (the “Mobile Member”), and (iii) Michael Wanke as the Representative of the Mobile Member. Pursuant to the Exchange Agreement, we agreed to acquire 80% of Mobile’s member units, representing 80% of Mobile’s issued and outstanding capital stock (the “Mobile Member Units”). On July 22, 2021, we closed the Exchange Agreement and acquired 80% of the Mobile Shares. The Mobile Member Units were exchanged for restricted shares of the Company’s common stock, in an amount equal to $800,000, divided by the average of the closing prices of the Company’s common stock during the 30-day period immediately prior to the closing as defined in the Exchange Agreement. In connection with the Exchange Agreement, we issued 28,021,016 shares of its common stock. Two years after closing, we have the option to acquire the remaining 20% of Mobile’s issued and outstanding membership interests in exchange for a number of shares of the Company’s common stock equal to 300% of Mobile’s average EBIT value, divided by the price of the Company’s common stock as defined in the Exchange Agreement (the “Additional Closing”). Mobile provides quality window tint solutions for auto, home, and business owners across Texas, specializing in automotive window tinting, residential window film, and commercial window film that stop harmful UV rays from passing through its window films for reduced glare, comfortable temperatures, and lower energy bills. Mobile also carry products that offer forced-entry protection and films that protect glass from scratches, graffiti, other types of vandalism, and even bullets, including our C-Bond BRS and C-Bond Secure products. As part of the transaction, Mobile’s owner-operator, Michael Wanke, joined the Company as President of its Safety Patriot Glass Solutions Group. Mobile has been in business for more than 30 years and produced annual revenue of approximately $2 million in both 2019 and 2020. As part of the transaction, Mobile’s owner-operator, Michael Wanke, has agreed to join us as President of our Patriot Glass Solutions group.

Our recent acquisition of Mobile will be the springboard to provide glass security solutions across the United States. We recently launched Patriot Glass Solutions to protect personal and business property across the United States using C-Bond’s proprietary glass strengthening technology to protects property from looting, rioting, break-ins, and gunfire. With our recent acquisition of Mobile, we are re-branding our Safety Solutions Group as “Patriot Glass Solutions.” Patriot Glass Solutions’ primary products include C-Bond BRS, a ballistic-resistant film system; and C-Bond Secure, a multi-purpose glass strengthening primer and window film mounting solution that deters forced entry.

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

Operating Overview

We are a nanotechnology company and sole owner, developer, and manufacturer of the patented C-Bond technology. We are engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality, and sustainability of brittle material systems. Our present primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally. We operate in two divisions: C-Bond Transportation Solutions and Patriot Glass Solutions. C-Bond Transportation Solutions, which sells a windshield strengthening, water repellent solution called C-Bond nanoShield™ as well as a disinfection product. , and Patriot Glass Solutions, which sells multi-purpose glass strengthening primer and window film mounting solutions, including C-Bond BRS, a ballistic-resistant film systems, and C-Bond Secure, a forced entry system. The C-Bond technology enables ordinary glass to dissipate energy by permeating the glass surface and detecting microscopic flaws and defects that are randomly distributed all over the glass surface. C-Bond’s unique qualities then work to locate and repair the identified surface imperfections that weaken the glass composite structure and ultimately act as failure initiators. The C-Bond formula is engineered to maintain original glass design integrity while increasing the mechanical performance properties of the glass unit. As a result of the COVID-19 pandemic we created partnerships to distribute disinfection related products, which we began to sell in the second quarter of 2020. The Company currently sells MB-10 Tablets® and Vimoba® Tablets.

Revenue is generated by the sale of products through distributors and directly to dealers. C-Bond nanoShield and disinfection sales are generated through distribution channels. Sales of C-Bond Secure are made primarily to window film dealers who offer the product as an upsell during installation. Revenue is generated from the sale of C-Bond BRS on a project basis. C-Bond BRS is specified into project plans providing authorized installers a competitive advantage.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $7,128,858 and $4,434,443 for the years ended December 31, 2021 and 2020, respectively, which included stock-based compensation of $4,085,868 and $1,498,810 for the years ended December 31, 2021 and 2020, respectively. The net cash used in operations was $1,807,051 and $1,783,027 for the years ended December 31, 2021 and 2020, respectively. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $57,515,129, $3,979,041 and $1,661,247, respectively, on December 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares, preferred shares and from the issuance of convertible and other promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

COVID-19

The COVID-19 pandemic has created significant volatility in the global economy. Global trade conditions and consumer trends that have originated during the pandemic continue to persist and may have a long-lasting adverse impact on us and our industry. For example, the pandemic has resulted in government authorities implementing numerous measures to try to contain the COVID-19 virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders and business shutdowns. While these measures may be relaxed or revised in some areas, there is no guarantee these measures will not be reinstated or resumed due to additional variants of COVID-19 or the inability or ineffectiveness of public health measures to limit the further spread of COVID-19. These measures may adversely impact our employees and operations and the operations of our customers, suppliers, vendors and business partners. These measures by government authorities, or the risks that the measures may be reinstated or resumed, may remain in place for a significant period of time and may adversely affect building plans, sales and marketing activities, business and results of operations. As a result, our customers may delay the ordering of products, and delayed entering into contracts for the delivery and installation of window film, and have delayed payment of balances due to the Company. As of December 31, 2021 and 2020, we recognized an allowance for losses on accounts receivable in an amount of $31,556 and $99,911, respectively, which is primarily based on our assessment of specific identifiable overdue customer accounts located in India and the Philippines. The lack of collection of these accounts receivable balances, which we believe was attributable to COVID-19, had a material impact on the cash flows of the Company. We cannot estimate the duration of the pandemic and the future impact on our business. A severe or prolonged economic downturn could result in a variety of risks to the Company’s business, including weakened demand for its products and a decreased ability to raise additional capital when needed on acceptable terms, if at all. Currently, we are unable to estimate the impact of this event on our operations.

Restatement of 2020 Consolidated Financial Statements

On April 11, 2022, the Company determined that the Company’s consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) should be restated because management determined that it had overstated its sales and bad debt expense in its consolidated financial statements for the year ended December 31, 2020 (“Fiscal 2020”). Based on management’s analysis, the Company determined that a sale in the amount of $102,569 that was recorded in December 2020 did not meet the Company’s revenue recognition policy pursuant to ASC 606 and should not have been reflected as a sale. Additionally, in the same period, in connection with the Company’s analysis of collectability, the Company recorded a bad debt allowance and a related bad debt expense of $102,569. Since the sale and related allowance for bad debt should not have been recorded, the Company restated its consolidated financial statements for Fiscal 2020 to reduce sales and bad debt expense by $102,569. There was no effect on the Company’s reported net loss for Fiscal 2020 or on the financial condition of the Company at December 31, 2020. Nevertheless, such restatement may have caused, or could in the future cause, investors in our securities to lose confidence in our financial statements and management, which could result in a decrease in our stock price and negative sentiment in the investment community.

The Company included the restated results for Fiscal 2020 in an amendment to the 2020 Form 10-K, filed with the SEC on April 15, 2022 and herein. After re-evaluation, the Company’s management concluded that that a material weakness existed in its revenue recognition during Fiscal 2020, primarily as a result of personnel who are no longer with the Company. The Company has taken remedial action to ensure this does not occur in the future.

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

Segment reporting

During the year ended December 31, 2020, we operated in one reportable business segment, which consisted of the manufacture and sale of a windshield strengthening water repellent solution as well as a disinfection product, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system. During the year ended December 31, 2021, we operated in two reportable business segments - (1) the manufacture and sale of a windshield strengthening water repellent solution as well as a disinfection product, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system, and (2) the sale and installation of window film solutions. The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations.

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

Inventory

Inventory, consisting of raw materials and finished goods, is stated at the lower of cost and net realizable value utilizing the first-in, first-out (FIFO) method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the net realizable value. These reserves are recorded based on estimates and included in cost of sales.

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

We sell our products which include standard warranties primarily to distributors and authorized dealers. Product sales are recognized at a point in time when the product is shipped to the customer and title is transferred and are recorded net of any discounts or allowances. The warranty does not represent a separate performance obligation.

Revenues from contracts for the distribution and installation of window film solutions are recognized over time on the basis of the Company’s estimates of the progress towards completion of contracts using various output or input methods depending on the type of contract terms including (1) the ratio of number of labor hours spent compared to the number of estimated labor hours to complete a job, (2) using the milestone method, or (3) using a units completed method. These methods are used because management considers these to be the best available measure of progress on these contracts. We use the same method for similar types of contracts. The asset, “contract assets” represents revenues recognized in excess of amounts billed. The liability, “contract liabilities,” represents billings in excess of revenues recognized.

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the years ended December 31, 2021 and 2020, which are included elsewhere in this annual report on Form 10-K. The results discussed below are for the years ended December 31, 2021 and 2020.

Comparison of Results of Operations for the Years ended December 31, 2021 and 2020

Sales

For the year ended December 31, 2021, sales amounted to $1,476,828 as compared to $555,863 for the year ended December 31, 2020, an increase of $920,965, or 165.7%. The increase was primarily attributable to the acquisition of 80% of Mobile on July 22, 2021 which generated sales of $1,042,017 from the acquisition date (July 22, 2021) to December 31, 2021, an increase in C-Bond nanoShield solution sales of $104,918, an increase in sales of C-Bond ballistic resistant glass protection systems and C-Bond Secure window film application solution of $28,669, and an increase in sale of installation and other services of $3,151, offset by a decrease in disinfectant product of $242,902, and a decrease in freight and delivery revenue of $14,888. The increase in sales of C-Bond ballistic resistant glass protection systems and C-Bond Secure window film application solution was primarily due to an increase in both domestic sales resulting from the gradual reopening of economies from COVID-19 restrictions and sales efforts.

Cost of Goods Sold

In connection with our C-Bond Solutions segment, cost of goods sold is comprised primarily of cost of raw materials and finished inventory sold, packaging costs, and warranty costs. In connection with our Mobile segment, cost of goods sold is comprised primarily of cost of raw materials such as film, labor, subcontractor costs, equipment rental, and supplies.

For the year ended December 31, 2021, cost of sales amounted to $657,298 as compared to $242,506 for the year ended December 31, 2020, an increase of $414,792, or 171,0%. The increase in cost of sales was primarily attributable to the acquisition of 80% of Mobile on July 22, 2021 which generated cost of sales of $518,700 from the acquisition date (July 22, 2021) to December 31, 2021. This increase was offset by a decrease in cost of sales of C-Bond nanoShield solution, C-Bond ballistic resistant glass protection systems and C-Bond Secure window film application solution and disinfectant products due to a decrease in sales.

Gross Profit

For the year ended December 31, 2021, gross profit amounted to $819,530, or 55.5% of sales, as compared to $313,357, or 56.4% of sales, for the year ended December 31, 2020, an increase of $506,173, or 161.5%. This increase in gross profits is primarily attributable to the acquisition of 80% of Mobile Tint, LLC on July 22, 2021, which generated gross profit of $482,092, or 46.3% from acquisition date (July 22, 2021) to December 31, 2021, and an increase in gross profits related to an increase in sales of C-Bond nanoShield solution, C-Bond ballistic resistant glass protection systems and C-Bond Secure window film application solution, and a decrease in sales of disinfectant products. Generally, we recognize a higher gross profit percentage on the sale of C-bond nanoShield and C-bond ballistic resistant glass protections systems than we do on the sale of disinfection products and from Mobile Tint installations and services.

Operating Expenses

For the year ended December 31, 2021, operating expenses amounted to $7,829,649 as compared to $4,790,390 for the year ended December 31, 2020, an increase of $3,039,259, or 63.4%. For the years ended December 31, 2021 and 2020, operating expenses consisted of the following:

	Year Ended December 31,
	2021	2020
Compensation and related benefits, including stock-based compensation charges of $4,085,868 and $2,108,472 for the years ended December 31, 2021, and 2020, respectively	$6,165,006	$3,741,051
Research and development	(3,250)	16,627
Professional fees	1,031,540	546,979
General and administrative expenses	636,353	485,733

Total	$7,829,649	$4,790,390

Compensation and related benefits

For the year ended December 31, 2021, compensation and related benefits increased by $2,423,955, or 64.8%, as compared to the year ended December 31, 2020. This increase was primarily due to an increase in stock-based compensation of $1,977,396 and an increase in compensation and related benefits of $446,559, which was attributable to an increase in compensation and related benefits of $216,177 from the acquisition of Mobile Tint, and an increase in compensation to C-Bond employees during the year ended December 31, 2021 of $230,382 primarily attributable to an increase in bonuses and an increase in executive compensation.

During the years ended December 31, 2021 and 2020, stock-based compensation related to the accretion of stock-option expense amounted to $0 and $609,662, respectively, and other stock-based compensation amounted to $4,085,868 and $2,108,472, respectively, an aggregate increase of $1,977,396. On January 18, 2021, the Board of Directors of the Company agreed to satisfy $295,000 of accrued compensation owed to its executive officers and former executive officer (collectively, the “Management”) through a Liability Reduction Plan (the “Plan”). Under this Plan, Management agreed to accept 295 shares of the Company’s Series B convertible preferred stock in settlement of accrued compensation. The conversion feature of the Series B Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series B Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, the Company immediately recorded non-cash stock-based compensation of $3,778,810 related to the beneficial conversion feature arising from the issuance of Series B Preferred Stock.

Research and development

Research and development expenses (recovery) consist primarily of contracted development services, third party testing laboratories, materials used and allocated overhead expenses. For the year ended December 31, 2021, research and development expense decreased by $19,877, or 119.6%, as compared to the year ended December 31, 2020. The decrease in research and development expense is primarily related to a receipt of a refund of previous research and development costs of $3,250 and a decrease in use of contracted development services due a lack of working capital.

Professional fees

For the year ended December 31, 2021, professional fees increased by $484,561, or 88.6%, as compared to the year ended December 31, 2020. This increase primarily related to an increase in legal fees of $164,559, an increase in accounting fees of $40,137, an increase in consulting fee of $285,479, offset by a decrease in other professional fees of $5,614. During the years ended December 31, 2021 and 2020, stock-based consulting fees amounted to $478,129 and $132,892, respectively, an increase of $345,237, primarily attributable to an increase to common shares issued to an entity for investor relations services.

General and administrative

For the year ended December 31, 2021, general and administrative expenses increased by $150,620, or 31.0%, as compared to the year ended December 31, 2020. This increase was primarily attributable to the acquisition of 80% of Mobile that incurred general and administrative expenses of $174,914, an increase in advertising expense of $16,302 and an increase in other general and administrative expenses of $54,044, offset by a decrease in bad debt expense incurred of $60,556, and a decrease in shipping and handling expenses of $34,084.

Loss from Operations

For the year ended December 31, 2021, loss from operations increased by $2,533,086, or 56.6%, as compared to the year ended December 31, 2020.

Other Income (Expenses), net

For the year ended December 31, 2021, other (expense) income, net amounted to $(118,739) as compared $42,590 for the year ended December 31, 2020, a change of $161,329, or 378.8%. This change was due to a decrease in derivative expense of $90,623 attributable to the recording of derivative liabilities related to convertible debt during the 2020 period, and a decrease in interest expense of $468,225 related to a decrease in the amortization of debt discount and a decrease in interest-bearing debt, offset by a decrease in gain on debt extinguishment of $781,381. Additionally, during the 2021 period, we recognized other income of $67,778 related to receipt of insurance proceeds for storm damage, as compared to $6,574 in other income during the 2020 period.

Net Loss

Due to factors discussed above, for the year ended December 31, 2021 and 2020, net loss amounted to $7,128,858 and $4,434,443, respectively. For the year ended December 31, 2021, net loss attributable to common shareholders, which included a deemed dividend related to price protection, beneficial conversion features on preferred stock, and the dividends accrued on Series B and C preferred stock of $4,401,907 and the deduction of net income attributable to noncontrolling interests of $15,525, amounted to $11,546,290, or $(0.05) per basic and diluted common share. For the year ended December 31, 2020, net loss attributable to common shareholders, which included a deemed dividend related to price protection, beneficial conversion features on preferred stock, and the dividends accrued on Series B and C preferred stock of $1,534,381, amounted to $5,968,824, or $(0.03) per basic and diluted common share.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $519,898 and $323,407 as of December 31, 2021 and 2020, respectively.

Our primary uses of cash have been for compensation and related benefits, fees paid to third parties for professional services, and general and administrative expenses. We have received funds from the sales of products and from various financing activities such as from the sale of our common shares, from the sale of preferred shares and from debt financings. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business,

●	Research and development fees;

●	Addition of administrative and sales personnel needed for business growth;

●	The cost of being a public company;

●	Marketing expense for building brand;

●	Capital requirements for production capacity.

●	Working capital requirements to support acquired companies.

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

On May 10, 2021, we entered into a Loan and Security Agreement (the “Loan Agreement”) and a Secured Promissory Note (the “Note”) in the amount of $500,000 with a lender. The Note shall accrue interest at 8% per annum, compounded annually, and all outstanding principal and accrued interest is due and payable of May 10, 2023. Our obligations under the Loan Agreement and the Note are secured by a second priority security interest in substantially all of the Company’s assets (the “Collateral”). The Loan Agreement and Note contain customary representations, warranties and covenants, including certain restrictions on our ability to incur additional debt or create liens on its property. The Loan Agreement and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties and bankruptcy or insolvency proceedings, the occurrence of which, after any applicable cure period, would permit Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Note, as applicable, and to exercise its remedies with respect to the Collateral. Upon the occurrence of an Event of Default under the Loan Agreement and Note, all amounts then outstanding (including principal and interest) shall bear interest at the rate of 18% per annum, compounded annually until the Event of Default is cured. On December 31, 2021 and December 31, 2020, principal amount due under this Note amounted to $500,000 and $0, respectively.

On July 22, 2021, in connection with the acquisition of Mobile Tint, we assumed vehicle and equipment loans in the amount of $95,013. These loans bear interest at rates ranging from 6.79% to 8.24% and are payable monthly through April 2025. On December 31, 2021, notes payable related to these vehicles and equipment amounted to $78,925.

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

On March 14, 2022, the Company entered into an Original Issue Discount Promissory Note and Security Agreement (the “March 2022 Note”) in the principal amount of $197,500 with Mercer Street Global Opportunity Fund, LLC (the “Investor”). The March 2022 Note was funded on March 14, 2022 and the Company received net proceeds of $175,000 which is net of an Original Issue Discount of $22,500, which included $5,000 of the Investor’s legal fees. The March 2022 Note matures 12 months after issuance and bears interest at a rate of 3% per annum. At any time, the Company may prepay all or any portion of the principal amount of the March 2022 Note and any accrued and unpaid interest without penalty. The March 2022 Note also creates a lien on and grants a priority security interest in all of the Company’s assets.

Additional cash liquidity is generated from product sales. However, to date, we are not profitable, and we cannot provide any assurances that we will be profitable. We believe that our existing cash and cash equivalents will not be sufficient to fund our current operating plans.

Cash Flows

For the Years Ended December 31, 2021 and 2020

The following table shows a summary of our cash flows for the years ended December 2021 and 2020.

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(1,807,051)	$(1,783,027)
Net cash provided by investing activities	$301,901	$-
Net cash provided by financing activities	$1,701,641	$2,029,223
Net increase in cash	$196,491	$246,196
Cash - beginning of the year	$323,407	$77,211
Cash - end of the year	$519,898	$323,407

Net Cash Used in Operating Activities:

Net cash flow used in operating activities was $1,807,051 for the year ended December 31, 2021 as compared to net cash flow used in operating activities of $1,783,027 for the year ended December 31, 2020, an increase of $24,024.

Net cash flow used in operating activities for the year ended December 31, 2021 primarily reflected a net loss of $7,128,858, which was then adjusted for the add-back (deduction) of non-cash items primarily consisting of depreciation and amortization of $45,967, stock-based compensation expense of $4,085,868, stock-based professional fees of $478,129, amortization of debt discount of $171,875, bad debt expense of $39,355, allowance for obsolete inventory of $45,000, gain on sale of property and equipment of $(13,000), and a non-cash gain on debt extinguishment of $(96,442), and changes in operating assets and liabilities consisting primarily of an increase in accounts receivable of $73,180, a decrease in inventory of $17,288, an increase in prepaid expenses of $13,211, an increase in contract assets of $50,106, an increase in accounts payable of $88,853, an increase in accrued expenses of $92,148, an increase in accrued compensation of $601,431, and a decrease in customer deposits of $110,000.

Net cash flow used in operating activities for the year ended December 31, 2020 primarily reflected a net loss of $4,434,443, which was then adjusted for the add-back (deduction) of non-cash items primarily consisting of depreciation and amortization of $14,093, stock-based compensation expense of $2,108,472, stock-based professional fees of $132,892, non-cash interest expense related to a put premium on convertible debt of $47,405, derivative expense of $90,623, accretion of preferred share stated value to interest expense of $52,400, bad debt expense of $99,911, non-cash gain on debt extinguishment of $(877,823), and the amortization of debt discount to interest expense of $424,001, and changes in operating assets and liabilities consisting primarily of an increase in accounts payable of $139,300, an increase in accrued expenses of $96,022, and an increase in accrued compensation of $417,308, offset by an increase in accounts receivable of $27,619, and an increase in inventory of $62,380.

Net Cash Provided by Investing Activities:

During the year ended December 31, 2021, we received proceeds of $288,901 in connection with the acquisition of Mobile Tint, LLC and $13,000 from the sale of property and equipment. We did not have cash flows from investing activities during the 2020 period.

Net Cash Provided by Financing Activities:

Net cash provided by financing activities was $1,701,641 for the year ended December 31, 2021 as compared to $2,029,223 for the year ended December 31, 2020.

During the year ended December 31, 2021, we received net proceeds from the sale of Series C preferred stock of $550,000, net proceeds from a loan of $500,000, and net proceeds from convertible notes payable of $680,000. These proceeds were offset by the repayment of notes payable of $28,359.

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

Funding Requirements

We expect the primary use of capital to continue to be salaries, legal, accounting and regulatory expenses and general overhead costs including sales and marketing. Additional uses of capital will include additional headcount, tools and equipment, capacity expansion and operational control software. We believe current cash and cash equivalents will not be sufficient to meet anticipated cash requirements. Additional capital will be required to further research new product verticals and enhancements to current product offerings based on customer requirements.

As of December 31, 2021, we determined that there was substantial doubt about our ability to maintain operations as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We will seek to raise capital through additional debt and/or equity financings to fund operations in the future. Although we have historically raised capital from sales of common and preferred shares, from the issuance of notes payable, and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially because of a number of factors. We have based this estimate on assumptions that may prove to be wrong and could utilize our available capital resources sooner than we currently expect. Our capital requirements are difficult to forecast. Please see the section titled “Risk Factors” in this Annual Report on Form 10-K for additional risks associated with our capital requirements.

Until such time as we generate substantial product revenue to offset operational expenses, we expect to finance our cash needs through a combination of public and private equity offerings and debt financings. We may be unable to raise capital or enter into such other arrangements when needed or on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of December 31, 2021, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Notes payable	$1,027,854	$488,414	$537,178	$2,262	$-
Convertible note payable	825,000	825,000	-	-	-
Interest on notes payable	254,446	254,446	-	-	-
Operating lease gross base rent	324,417	71,578	143,156	109,683	-
Total	$2,431,717	$1,639,438	$680,334	$111,945	$-

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2021, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2021, our internal control over financial reporting was not effective.

The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting: (1) the lack of multiples levels of management review on complex business, accounting and financial reporting issues, (2) a lack of adequate segregation of duties as a result of our limited financial resources to support hiring of personnel and (3) a lack of review on the recording of revenue transactions and accounts receivable collectability. We developed and implemented system and control procedure manuals and recently implemented controls and procedures in connection with the review of employee expense reports.

With regard to item (3) above. as remedial action and to assure that this does not occur again, the Company has put into place the following:

1. No relatives can work for the Company in a position whereby one family member directly reports to another.

2. The implementation of new purchase order, invoice, shipment, and return documents that must be signed and accepted by a C-Bond employee (in some cases two C-Bond employees) and delivered to and accepted by the Controller. Any discrepancies must be immediately reported to the Chief Financial Officer and President and/or CEO.

3. All shipments leaving the warehouse must be approved by VP of Operations and/or President.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our current directors and executive officers:

Name	Age	Position
Scott R. Silverman	57	Chief Executive Officer, Chairman of the Board and Director
Allison Tomek	46	President and Director
Barry M. Edelstein	57	Director
Michael Wanke	57	President, Safety Solutions Group

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

Allison Tomek has served as Vice President of Corporate Communications and Corporate Secretary since April 2018, and as President and Director since March 8, 2021. She was previously Senior Vice President Investor Relations at PositiveID Corporation from 2007 to 2018, as well as Vice President of Investor Relations at Veriteq Corporation from 2011 to 2015. She served as the director of investor relations and corporate communications at Andrx Corporation at the time of its acquisition by Watson Pharmaceuticals in 2006 for $1.9 billion. She is a former two-time President of the National Investor Relations Institute, South Florida chapter. She holds a B.S. in News/Editorial from the School of Journalism and Mass Communication at the University of Colorado, Boulder. We believe that Ms. Tomek’s knowledge of our company, regulations, and business makes her well-suited to serve on the board of directors.

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

Michael Wanke was appointed President of the Company’s Safety Solutions Group in July 2021 and has over 30 years of experience in the window film installation industry. As President of A1 Glass Coating, he has overseen thousands of projects in the safety/security, solar, and decorative film sectors, and Mr. Wanke worked on several developmental groups with Eastman Performance Films and Eastman Technical Services to help develop new sales processes for the automotive film sector and new products in the commercial film sectors, and he won numerous awards for Regional Dealer for Eastman Performance Films in 2012, 2016, and 2019, as well as National Dealer in 2013.

Terms of Office

All directors will hold office until the next annual meeting of stockholders or until their successors have been elected and qualified or appointed, unless sooner displaced.

Family Relationships

There are no family relationships between or among any of the current and incoming directors or executive officers.

Director Independence

The Company’s securities are not listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent No member of the Board of Directors other than Mr. Edelstein is independent, as that term is defined in the listing standards of The Nasdaq Stock Market.

Board Meetings; Annual Meeting Attendance

During the fiscal year ended December 31, 2021, the Board held five board meetings in person and via teleconference and acted via unanimous written consent on 16 occasions. The Company did not hold an annual meeting.

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

Committees of the Board of Directors

As our Common Stock is not presently listed for trading on a national securities exchange, we are not required to have board committees. However, the Company has an audit committee which is comprised of Mr. Edelstein, an independent director

Code of Business Conduct and Ethics

On March 12, 2019, we adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and directors serve in these capacities. A copy of the Code of Business Conduct and Ethics is available, without charge, on our website at http://cbondsystems.com/. We intend to satisfy the disclosure requirements of Form 8-K regarding any amendment to, or a waiver from, any provision of our Code of Business Conduct and Ethics by posting such amendment or waiver on our website.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summarizes the compensation earned by our executive officers named in the “Summary Compensation Table” below (referred to herein as our “named executive officers”) in the fiscal years ended December 31, 2021 and 2020.

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

Overview

Our named executive officers for the years ended December 31, 2021 and 2020, are as follows:

●	Scott R. Silverman – Chief Executive Officer and Chief Financial Officer;

●	Allison Tomek – President since March 8, 2021;

●	Vince Pugliese – Chief Operating Officer, President, Interim Chief Financial Officer and Treasurer through his resignation date of March 8, 2021.

2021 Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to each of the named executive officers for the years ending December 31, 2021 and 2020.

Name and Principal Position	Year	Salary ($)		Bonus ($) (1)	Stock Awards ($) (2)		Option Awards ($)	All Other Compensation ($)	Total ($)

Scott R. Silverman	2021	409,283	(3)	483,415	2,305,714	(5)	-	4,022	3,202,434
Chief Executive Officer, Interim Chief Financial Officer and Treasurer	2020	370,562	(3)	247,585	829,143	(4)	-	1,207	1,448,497

Allison Tomek	2021	158,090	(3)	137,700	388,190	(8)	-	-	683,980
President	2020	-		-	-		-	-	-

Vince Pugliese (7)	2021	49,867	(3)	105,000	1,216,905	(6)	-	-	1,371,772
Former Chief Operating Officer, President, Former Interim Chief Financial Officer and Former Treasurer	2020	260,000	(3)	125,865	80,000	(6)	-	-	465,865

(1)	Cash bonuses were earned by Messrs. Silverman and Pugliese, and Ms. Tomek in 2021 and 2020 based on a bonus approved by the Board of Directors in December 2021, May 2021, and January 2020, respectively, and was also included bonuses accrued or paid based on a percentage of capital raises, in accordance with Mr. Silverman’s employment agreement. In connection with the December 2021 bonus, the bonus recipients and the Company agreed to pay 90% of the 2021 year-end bonus in stock rather than cash.
(2)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts, are contained in the notes to our financial statements under “Note 10 – Shareholders’ Deficit”.
(3)	Includes accrued and unpaid deferred compensation.

(4)	In 2020, stock awards include the issuance of 2,000,000 shares of restricted common stock to Mr. Silverman with a fair value of $80,000. Additionally, in lieu of cash compensation, Mr. Silverman received 228 shares of series B preferred shares for unpaid and deferred compensation and a bonus of $227,547. In 2020, Mr. Silverman’s series B preferred share issuance included non-cash compensation of $749,143 related to the conversion of accrued compensation to convertible Series B preferred shares. The conversion feature of the Series B Preferred Stock at the time of issuance was determined to be beneficial on the issue date. Because the Series B Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, during the year ended December 31, 2020, the Company immediately recorded non-cash stock-based compensation of $749,143 related to the beneficial conversion feature arising from the issuance of Series B Preferred Stock which is included in Stock Awards.
(5)	In 2021, in lieu of cash compensation, Mr. Silverman received 180 shares of series B preferred shares for unpaid and deferred compensation and a bonus of $180,000. In 2021, Mr. Silverman’s series B preferred share issuance included non-cash compensation of $2,305,714 related to the conversion of accrued compensation to convertible Series B preferred shares. The conversion feature of the Series B Preferred Stock at the time of issuance was determined to be beneficial on the issue date. Because the Series B Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, during the year ended December 31, 2021, the Company immediately recorded non-cash stock-based compensation of $2,305,714 related to the beneficial conversion feature arising from the issuance of Series B Preferred Stock which is included in Stock Awards.
(6)	In 2020, stock awards include the issuance of 2,000,000 shares of restricted common stock to Mr. Pugliese with a fair value of $80,000. In 2021, in lieu of cash compensation, Mr. Pugliese received 95 shares of series B preferred shares for unpaid and deferred compensation and a bonus of $95,000. Mr. Pugliese’s series B preferred share issuance included non-cash compensation of $1,216,905 related to the conversion of accrued compensation to convertible Series B preferred shares. The conversion feature of the Series B Preferred Stock at the time of issuance was determined to be beneficial on the issue date. Because the Series B Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, during the year ended December 31, 2021, the Company immediately recorded non-cash stock-based compensation of $2,305,714 related to the beneficial conversion feature arising from the issuance of Series B Preferred Stock which is included in Stock Awards. Mr. Pugliese resigned without notice on March 8, 2021. The Company is still reviewing the legal effect of his resignation on his compensation and his restricted and unrestricted stock/equity. The Company is also reviewing other legal issues regarding his fiduciary and other responsibilities to the Company in accordance with Company policy, his employment agreement, and the Company’s 2018 Long-Term Incentive Plan Employee Stock Plans.
(7)	Mr. Pugliese resigned on March 8, 2021.
(8)	In 2021, stock awards include the issuance of 2,000,000 shares of restricted common stock to Ms. Tomek with a fair value of $132,000. In 2021, in lieu of cash compensation, Ms. Tomek received 20 shares of series B preferred shares for unpaid and deferred compensation and bonus of $20,000. In 2021, Ms. Tomek’s series B preferred share issuance included non-cash compensation of $256,190 related to the conversion of accrued compensation to convertible Series B preferred shares. The conversion feature of the Series B Preferred Stock at the time of issuance was determined to be beneficial on the issue date. Because the Series B Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, during the year ended December 31, 2021, the Company immediately recorded non-cash stock-based compensation of $256,190 related to the beneficial conversion feature arising from the issuance of Series B Preferred Stock which is included in Stock Awards.

Elements of Executive Compensation

Base Salaries. Base salaries for the named executive officers during 2021 and 2020 were determined, subject in each case to their employment agreements, on the scope of each officer’s responsibilities along with his or her respective experience and contributions during the prior year. When reviewing base salaries, our board of directors took factors into account such as each officer’s experience and individual performance, company performance as a whole, and general industry conditions, but did not assign any specific weighting to any factor.

Equity Awards. Equity awards granted by the board of directors to the named executive officers during 2021 and 2020 were determined based on their employment agreements, on the scope of each officer’s responsibilities along with his or her respective experience and contributions during the prior year. When reviewing equity awards, our board of directors took factors into account such as each officer’s experience and individual performance, company performance as a whole, and general industry conditions, but did not assign any specific weighting to any factor.

Bonus. In accordance with their respective employment agreements, Mr. Silverman, Mr. Pugliese, and Ms. Tomek were paid bonuses based on a percentage of capital raises, which includes accrued and unpaid deferred bonus. In May 2020, the board of directors approved a bonus to Mr. Silverman and Mr. Pugliese of $150,000 and $105,000, respectively. In January 2021, the board of directors approved a bonus to Mr. Silverman, Mr. Pugliese, and Ms. Tomek of $200,000, $105,000, and $25,000, respectively. In December 2021, the board of directors approved a bonus to Mr. Silverman and Ms. Tomek of $219,615 and $90,500, respectively.

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

Employment Agreement with Scott R. Silverman

We entered into an employment agreement with Mr. Silverman on October 18, 2017, pursuant to which he serves as our Chief Executive Officer for an initial term of three years that extends for successive one-year renewal terms unless either party gives 30-days’ advance notice of non-renewal. As consideration for these services, the employment agreement provides Mr. Silverman with the following compensation and benefits:

●	An annual base salary of $300,000, with a 10% increase on each anniversary date contingent upon achieving certain performance objectives as set by the Board.

●	When the first $500,000 of equity investments was raised by the Company after entering into this employment agreement, Mr. Silverman receives a capital raise success bonus of 5% of all equity capital raised from investors/lenders introduced by him to the Company.

●	Annual cash performance bonus opportunity as determined by the Board.

●	An option to acquire 3,000,000 common shares of the Company, with a strike price of $0.31 per share. These options vested pro rata on a monthly basis for the term of the employment agreement. On each anniversary, Mr. Silverman will be eligible to be granted a minimum of 500,000 stock options of the Company at a strike price of $0.85 per common share contingent upon the achievement of certain performance objectives.

●	Certain other employee benefits and perquisites, including reimbursement of necessary and reasonable travel and participation in retirement and welfare benefits.

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

Pursuant to the employment agreement, Mr. Silverman is subject to a confidentiality covenant, a two-year post-termination non-competition covenant and a two-year post-termination non-solicitation covenant. On June 30, 2020, the Company amended the employment agreement of Mr. Silverman to provide for successive one-year extensions until either the executive or the Board of Directors of the Company gives notice to terminate the employment agreement per its terms. This employment agreement amendment also included an allowance of up to $10,000 per year to cover uncovered medical/dental expenses for Mr. Silverman and his family.

Employment Agreement with Vince Pugliese

We entered into an employment agreement with Mr. Pugliese dated effective March 1, 2019. Pursuant to this employment agreement, he was to serve as our President and Chief Operating Officer for an initial term of three years, unless terminated earlier in accordance with the agreement. As consideration for these services, the employment agreement provided Mr. Pugliese with the following compensation and benefits:

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

Mr. Pugliese’s employment agreement provided that, in the event that his employment is terminated by the Company without “cause” (as defined in his employment agreement) or if Mr. Pugliese resigns for “good reason” (as defined in his employment agreement), he will be entitled to (i) retain all stock options previously granted, which will vest immediately and be exercisable over a 10 year period; and (ii) receive any benefits then owed or accrued along with 18 months of base salary and any unreimbursed expenses incurred by him. All amounts shall be paid on the termination date. In the event that Mr. Pugliese’s employment is terminated by the Company for “cause” (as defined in his employment agreement), or if Mr. Pugliese resigned without “good reasons” (as defined in his employment agreement), he will be entitled to (i) receive any unpaid base salary and benefits then owed or accrued and any unreimbursed expenses incurred by him through the termination date, and (ii) retain all vested stock options or grants which will be exercisable over a 10-year period. All unvested stock options or grants will terminate.

Pursuant to the employment agreement, Mr. Pugliese was subject to a confidentiality covenant, a two-year post-termination non-competition covenant and a two-year post-termination non-solicitation covenant.

Mr. Pugliese resigned without notice on March 8, 2021. The Company is still reviewing the legal effect of his resignation on his compensation and his restricted and unrestricted stock/ equity. The Company is also reviewing other legal issues regarding his fiduciary and other responsibilities to the Company in accordance with Company policy, his employment agreement, and the Company’s 2018 Long-Term Incentive Plan.

Outstanding Equity Awards at Fiscal Year-End

The following are the outstanding equity awards for the named executive officers as of December 31, 2021:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)(1)	Option Expiration Date
Scott R. Silverman	3,000,000(2)	-	0	$0.31	10/18/2027

(1)	This reflects the converted exercise price of such options.
(2)	These shares are fully vested.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(*)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott R. Silverman (1)	6,970,120	$197,951	6,970,120	$197,951
Allison Tomek (2)	4,750,000	$134,900	4,750,000	$134,900

*	The market value of shares of stock is computed by multiplying the closing market price of our stock at the end of the last completed fiscal year of $0.0284 by the number of shares of stock set forth to the left of such figure.

(1)	6,970,120 shares vest on May 1, 2022. As of December 31, 2021, Mr. Silverman also owns 458 shares of Series B Preferred stock, which may convert into 74,315,443 common shares.
(2)	4,750,000 shares vest on May 1, 2022. As of December 31, 2021, Ms. Tomek also owns 65 shares of Series B Preferred stock, which may convert into 10,525,157 common shares.

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

Director Compensation

Our non-executive board members receive $5,000 in cash compensation each quarter, with committee chairs receiving an additional $2,500 per quarter. Each non-executive board member also received 500,000 shares of restricted stock in October 2020 and 2021 for their service on the board.

The following table sets forth compensation paid, earned or awarded during 2021 to each of our directors, other than Scott Silverman and Allison Tomek, whose compensation is described in “Summary Compensation Table”.

2021 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Barry M. Edelstein	30,000	-	-	30,000

Directors are also entitled to the protection provided by the indemnification provisions in our articles of incorporation, as amended, and our amended and restated bylaws.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information relating to the beneficial ownership of our common stock as of April 14, 2022, by:

●	each person, or group of affiliated persons, known by us to beneficially own more than five percent of the outstanding shares of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or dispositive power as well as any shares that the individual has the right to acquire within 60 days of April 14, 2022 through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and dispositive power with respect to all shares of common stock held by that person.

The percentage of shares beneficially owned is computed on the basis of 285,174,171 shares of our common stock outstanding as of April 14, 2022, the implied conversion of 1,000 shares of our Series B Preferred Stock and related accrued dividends as of April 14, 2022 into 155,150,459 shares of common stock, and the implied conversion of 18,560 shares of our Series C Preferred Stock and related accrued dividends as of April 14, 2021 into 236,874,863 shares of common stock for total shares outstanding of 677,199,493. Shares of common stock that a person has the right to acquire within 60 days of April 14, 2022, are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. As a result of the Company’s issuance of 1,000 shares of Series B Preferred Stock, which carries majority voting rights of 50 votes of Common Stock to every 1 share of Series B Preferred Stock, to named executive officers and directors, they have the rights to 4,525,117,720 votes through their Series B holdings, of a total of 6,266,298,789 votes. The percentage of voting rights in the table below assumes that all Series B shares held by directors and named officers are voted in any instance requiring shareholder vote. Unless otherwise noted below, the address of the persons listed on the table is c/o C-Bond Systems, Inc., 6035 South Loop East, Houston, TX 77033.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percent of Outstanding Shares	Percent of Voting Rights
Named Executive Officers and Directors:
Scott Silverman (2)	118,355,404	30.1%	63.3%
Barry M. Edelstein (4)	7,934,419	2.7%	4.0%
Allison Tomek (5)	28,432,300	9.2%	14.1%
Vince Pugliese (3)	30,374,284	9.9%	11.8%
All directors and executive officers as a group (4 persons) (6)	185,096,407	41.6%	93.2%

Other Greater Than 5% Stockholders:
Jeff Badders (1)	19,306,454	6.8%	*
Mike Wanke	28,021,016	9.8%	*

*	Indicates beneficial ownership of less than 1% of the total outstanding common stock.
(1)	Jeff Badders has sole voting and dispositive power with respect to these shares. Mr. Badders’ address is 4002 North Street, Nacogdoches, TX 75965.
(2)	Includes (i) 9,770,120 shares outstanding pursuant to restricted stock awards; (ii) 655 shares of Series B Preferred Stock, which may convert into 105,585,284 shares of Common Stock; and (iii) 3,000,000 shares issuable upon the exercise of stock options within 60 days of April 14, 2022, and those already vested.
(3)	Includes (i) 517,397 shares held by Mr. Pugliese; (ii) 9,058,433 shares outstanding pursuant to restricted stock awards; (iii) 120 shares of Series B Preferred Stock, which may convert into 19,498,456 shares of Common Stock; and (iv) 1,299,998 shares issuable upon the exercise of stock options within 60 days of April 14, 2022, and those already vested. The Company is still reviewing the legal effect of Mr. Pugliese’s resignation on his compensation and his restricted and unrestricted stock/ equity.
(4)	Includes (i) 1,250,000 shares outstanding pursuant to restricted stock awards; and (ii) 41 shares of Series B Preferred Stock, which may convert into 6,684,419 shares of Common Stock.
(5)	Includes (i) 5,050,000 shares outstanding pursuant to restricted stock awards; and (ii) 146 shares of Series B Preferred Stock, which may convert into 23,382,300 shares of Common Stock.
(6)	Includes (i) 25,645,950 shares held pursuant to restricted stock awards; (iii) 962 shares of Series B Preferred Stock, which may convert into 155,150,459 shares of Common Stock; and (iv) 4,299,998 shares issuable upon exercise of stock options within 60 days of April 14, 2021, and those that have vested.

Equity Compensation Plan Information

The following table sets forth as of December 31, 2021 information regarding our common stock that may be issued under the Company’s equity compensation plans:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Bohemian Companies, LLC and BOCO Investments, LLC are two companies under common control. Mr. Klemsz, our President prior to the Merger, has been the Chief Investment Officer of BOCO Investments, LLC since March 2007. On November 14, 2018, the Company also entered into a Revolving Credit Facility Loan and Security Agreement (“Loan Agreement”) and a Secured Promissory Note (the “Note”) with BOCO Investments, LLC. Subject to and in accordance with the terms and conditions of the Loan Agreement and the Note, BOCO Investments, LLC agreed to lend to the Company up to $400,000 (the “Maximum Loan Amount”) against the issuance and delivery by the Company of the Note for use as working capital and to assist in inventory acquisition. As of December 31, 2018, BOCO Investments, LLC loaned us $400,000 and may loan additional amounts to the Company at any time and from time to time through November 14, 2020, up to an aggregate amount not to exceed the Maximum Loan Amount. The Company must repay all principal, interest and other amounts outstanding on or before November 14, 2020. The Company’s obligations under the Loan Agreement and the Note are secured by a first-priority security interest in substantially all of the Company’s assets (the “Collateral”). The outstanding principal advanced to Company pursuant to the Loan Agreement bears interest at the rate of 12% per annum, compounded annually. The Loan Agreement and Note contain customary representations, warranties and covenants, including covenants requiring the Company to maintain certain inventory and accounts receivable amounts, certain restrictions on the Company’s ability to incur additional debt or create liens on its property. The Loan Agreement and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties and bankruptcy or insolvency proceedings, the occurrence of which, after any applicable cure period, would permit Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Note, as applicable, and to exercise its remedies with respect to the Collateral, including the sale of the Collateral. Commencing March 31, 2019 and at all times thereafter through the remainder of the commitment period and for so long thereafter as there is any amount still due and owing under the Note, the Company must maintain an accounts receivable balances plus inventory such that the outstanding principal borrowed by Company under the Loan Agreement and Note is less than or equal to 85% of accounts receivable plus 50% of inventory, all as measured at the same point in time. Commencing on January 10, 2019 and on or before the l0th day of each month thereafter, the Company shall pay BOCO Investments, LLC all interest accrued on outstanding principal under the Loan Agreement and Notes as of the end of the month then concluded. As of December 31, 2021 the Company was in default of certain requirements under the Loan Agreement, including not meeting the requirement regarding minimum asset amount as defined therein. Upon the occurrence of such event of defaults, the Lender may, at its option and in accordance with the Loan Agreement, declare all obligations immediately due and payable, however, as of the date of this Report, the Lender has not made any such declaration.

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

Mr. Silverman, the Company’s Chief Executive Officer, and Ms. Tomek, the Company’s President, own 5% and 2.5%, respectively, of a customer of the Company, During the year ended December 31, 2021, the Company recognized sales of $1,200 to this company. The terms of this transaction were considered as an arm’s length transaction.

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

	Years Ended December 31,
Category	2021	2020
Audit Fees	$92,700	$65,500
Audit Related Fees	$64,000	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

In June 2018, we established an audit committee, which consists of Barry Edelstein (audit committee chairman). The audit committee’s charter requires that the audit committee pre-approve all audit and non-audit services that our independent auditors provide to the Company, provided that pre-approval of non-audit services is not required if (i) the fees for all such services do not aggregate to more than 5% of total fees paid to the independent auditors in that fiscal year; (ii) such services were not recognized as non-audit services at that time of engagement; and (iii) such services are promptly brought to the attention of the audit committee and approved by the audit committee prior to the completion of the audit. Prior to the formation of the audit committee, our board of directors would evaluate the scope and cost of the engagement of an auditor before the auditor renders audit and audit-related services. All of the audit and audit related fees described above for fiscal years ended December 31, 2021 were pre-approved by the board of directors. All of the audit and audit related fees described above for fiscal years ended December 31, 2020 were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

A.	The following documents are filed as part of this Report:

1.	Consolidated Financial Statements:

2.	Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.	Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger and Reorganization dated as of April 25, 2018, among WestMountain Alternative Energy, Inc., WETM Acquisition Corp. and C-Bond Systems, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2018, File No. 000-53029).
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s SB-2 Registration Statement filed with the SEC on January 2, 2008, File No. 333-148440).
3.2	First Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed with SEC on August 11, 2014, File No. 000-53029).
3.3	Second Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2018, File No. 000-53029).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 8, 2018, File. No. 000-53029).
3.5	Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2019, File. No. 000-53029).
3.6	Certificate of Designations, Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2019, File. No. 000-53029).
3.7	Third Amendment to the Articles of Incorporation of C-Bond Systems, Inc. dated June 30, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2020, File. No. 000-53029).
3.8	Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2020, File. No. 000-53029).
3.9	Certificate of Elimination of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2020, File. No. 000-53029).
3.10	Amended and Restated Certificate of Designations of Preferences, Rights, and Limitations of Series C Convertible Preferred Stock, dated April 28, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2021)
4.1	Secured Promissory Note, dated November 14, 2018, with BOCO Investments, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2018, File. No. 000-53029).
4.2	Convertible Promissory Note, dated February 13, 2019, with Power Up Lending Group Ltd., (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2019 File No.: 000-53029).
4.3	Convertible Promissory Note, dated March 4, 2019, with Power Up Lending Group Ltd., (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2019, File No.: 000-53029).
4.4	Convertible Promissory Note, dated April 8, 2019 with Power Up Lending Group Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 12, 2019, File. No. 000-53029).
4.5	Convertible Promissory Note, dated May 15, 2019, with Power Up Lending Group Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 17, 2019, File. No. 000-53029).
4.6	Form of Convertible Promissory Note, dated September 6, 2019, between C-Bond Systems, Inc. and Investor (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2019, File. No. 000-53029).
4.7	Form of Common Stock Purchase Warrant, dated September 6, 2019, between C-Bond Systems, Inc. and Investor (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2019, File. No. 000-53029).
4.8	Form of Convertible Promissory Note, dated December 9, 2019, between C-Bond Systems, Inc. and Investor (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2019, File. No. 000-53029).

4.9	Form of Common Stock Purchase Warrant, dated December 9, 2019, between C-Bond Systems, Inc. and Investor (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2020, File. No. 000-53029).
4.10	Form of Convertible Promissory Note, dated March 30, 2020 between C-Bond Systems, Inc. and Investor II (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2020, File. No. 000-53029)
4.11	Form of Stock Purchase Warrant, dated March 30, 2020, between C-Bond Systems, Inc. and Investor II (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2020, File. No. 000-53029)
4.12	Form of Convertible Promissory Note, dated April 23, 2020, between C-Bond Systems, Inc. and Investor (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2020, File. No. 000-53029)
4.13	Form of Stock Purchase Warrant, dated April 23, 2020, between C-Bond Systems, Inc. and Investor (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2020, File. No. 000-53029)
4.14	Senior Convertible Promissory Note, dated October 15, 2021, between C-Bond Systems, Inc. and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2021, File. No. 000-53029)
4.15	Common Stock Purchase Warrant dated October 15, 2021, between C-Bond Systems, Inc. and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2021, File. No. 000-53029)
4.16	Original Issue Discount Promissory Note and Security Agreement dated March 14, 2022, between C-Bond Systems, Inc. and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2022, File. No. 000-53029)
10.1+	C-Bond Systems, Inc. 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement filed with the SEC on September 25, 2018, File No. 333-227522).
10.2+	Form of C-Bond Systems, Inc. Restricted Stock Award Agreement under 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Form S-8 Registration Statement filed with the SEC on September 25, 2018, File No. 333-227522).
10.3+	Form of C-Bond Systems, Inc. Nonqualified Stock Option Award Agreement under 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Form S-8 Registration Statement filed with the SEC on September 25, 2018, File No. 333-227522).
10.4+	Employment Agreement between C-Bond Systems, LLC and Scott Silverman dated October 18, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2018, File No. 000-53029).
10.5+	Employment Agreement between C-Bond Systems, LLC and Vince Pugliese dated October 12, 2015, as amended on February 11, 2016 and December 20, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2018, File No. 000-53029).
10.6+	Employee Agreement between C-Bond Systems, LLC and Vince Pugliese dated effective March 1, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2019).
10.7+	Consulting Agreement between C-Bond Systems, LLC and Bruce Rich dated January 1, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2018, File No. 000-53029).
10.8	License Agreement between William Marsh Rice University and C-Bond Systems, Inc. dated April 8, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2018, File No. 000-53029).
10.9	Form of Subscription Agreement related to the Offering (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2018, File No. 000-53029).
10.10	Form of Lockup Agreement related to the Offering (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K dated May 1, 2018, File No. 000-53029).
10.11	Registration Rights Agreement between C-Bond Systems, LLC and Fournace, LLC dated April 27, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2018, File No. 000-53029).
10.12	Revolving Credit Facility Loan and Security Agreement, dated November 14, 2018, between C-Bond Systems, Inc. and BOCO Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2018, File. No. 000-53029).
10.13	Securities Purchase Agreement, dated February 13, 2019, between C-Bond Systems, Inc., and Power Up Lending Group Ltd., (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2019, File No.: 000-53029).
10.14	Securities Purchase Agreement, dated March 4, 2019 between C-Bond Systems, Inc., and Power Up Lending Group Ltd., (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2019, File No.: 000-53029).
10.15	Securities Purchase Agreement, dated April 8, 2019, between C-Bond Systems, Inc., and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 12, 2019 File. No. 000-53029).
10.16	Securities Purchase Agreement, dated May 15, 2019 between C-Bond Systems, Inc., and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 17, 2019, File. No. 000-53029).
10.17+	Employee Agreement between C-Bond Systems, Inc., and Vince Pugliese dated effective March 1, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2019, File No.: 000-53029).
10.18	Form of Subscription Agreement, dated July 11, 2019 between C-Bond Systems, Inc., and an Accredited Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 16, 2019, File No.: 000-53029).

10.19	Form of Subscription Agreement, dated July 17, 2019 between C-Bond Systems, Inc., and an Accredited Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019, File No.: 000-53029).
10.20	Form of Subscription Agreement, dated July 29, 2019 between C-Bond Systems, Inc., and an Accredited Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2019, File No.: 000-53029).
10.21	Form of Subscription Agreement, dated September 6, 2019 between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2019 File. No. 000-53029).
10.22	Form of Securities Purchase Agreement, dated October 15, 2019 between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2019, File. No. 000-53029).
10.23	Form of Subscription Agreement, dated October 17, 2019, between C-Bond Systems, Inc., and Investor II (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2019, File. No. 000-53029).
10.24	Form of Securities Purchase Agreement, dated November 19, 2019, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2019, File. No. 000-53029).
10.25+	Executive Employment Agreement, dated October 18, 2017 and amended November 19, 2019 between C-Bond Systems, Inc. and Scott R. Silverman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2019, File. No. 000-53029).
10.26	Form of Securities Purchase Agreement, dated December 9, 2019, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2019, File. No. 000-53029).
10.27	Form of Securities Purchase Agreement, dated March 26, 2020, between C-Bond Systems, Inc., and Investor I (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2020 File. No. 000-53029)
10.28	Form of Securities Purchase Agreement, dated March 26, 2020, between C-Bond Systems, Inc., and Investor II (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2020, File. No. 000-53029)
10.29	Note dated April 28, 2020, between Comerica Bank and C-Bond Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2020, File. No. 000-53029)
10.30	Form of Securities Purchase Agreement, dated April 23, 2020, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2020, File. No. 000-53029)
10.31	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2020, File No. 000-53029).
10.32	Form of Securities Purchase Agreement, dated June 2, 2020, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2020, File. No. 000-53029).
10.33+	Executive Employment Agreement, dated October 18, 2017, and amended November 19, 2019 and June 30, 2020, between C-Bond Systems, Inc. and Scott R. Silverman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2020 File. No. 000-53029).
10.34	Form of Subscription Agreement, dated August 20, 2020 between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2020, File. No. 000-53029).
10.35	Form of Subscription Agreement, dated September 8, 2020, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 11, 2020, File. No. 000-53029).
10.36	Form of Subscription Agreement, dated October 20, 2020, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 23, 2020, File. No. 000-53029).
10.37	Form of Subscription Agreement, dated November 6, 2020, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 2020 File. No. 000-53029).
10.38	Form of Subscription Agreement, dated December 14, 2020, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 18, 2020, File. No. 000-53029).
10.39	Form of Subscription Agreement, dated February 24, 2021, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2021, File. No. 000-53029).
10.40	Form of Secured Loan and Security Agreement, dated May 10, 2021, with the Lender (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2021, File. No. 000-53029).
10.41	Share Exchange Agreement and Plan of Reorganization, dated June 30, 2021, by and between C-Bond Systems, Inc., Mobile Tint LLC, the sole member of Mobile, and Michael Wanke as the Representative of the Mobile Shareholder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2021, File. No. 000-53029).

10.42	Form of Amendment to the Exchange Agreement, dated July 21, 2021, by and between C-Bond Systems, Inc., Mobile Tint LLC, the sole member of Mobile, and Michael Wanke as the Representative of the Mobile Shareholder (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2021, File. No. 000-53029).
10.43	Form of Operating Agreement of Mobile Tint LLC issued July 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2021, File. No. 000-53029).
10.44	Form of Piggy-Back Registration Rights Agreement, dated July 20, 2021, by and between C-Bond Systems, Inc., Mobile Tint LLC, the sole member of Mobile, and Michael Wanke as the Representative of the Mobile Shareholder (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2021, File. No. 000-53029).
10.45+	Executive Employment Agreement, dated July 21, 2021, by and between C-Bond Systems, Inc. and Michael Wanke (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2021, File. No. 000-53029).
10.46	Form of Commercial Lease Agreement, dated July 20, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2021, File. No. 000-53029).
10.47	Form of Subscription Agreement, dated August 25, 2021, between C-Bond Systems, Inc. and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2021, File. No. 000-53029).
10.48	Securities Purchase Agreement, dated October 15, 2021, between C-Bond Systems, Inc. and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2021, File. No. 000-53029)
10.49	Registration Rights Agreement, dated October 15, 2021, between C-Bond Systems, Inc. and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2021, File. No. 000-53029)
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2019, File. No. 000-53029).
21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	INLINE XBRL INSTANCE DOCUMENT
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
104 *	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Filed herewith

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
Barry M. Edelstein

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 and 2020

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:

C-Bond Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of C-Bond Systems, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Restatement

As discussed in Note 18 to the consolidated financial statements, the 2020 consolidated financial statements have been restated to correct a misstatement.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and cash used in operations of $7,128,858 and $1,807,051, respectively, in 2021 and a working capital deficit, shareholders’ deficit and accumulated deficit of $1,661,247, $3,979,041 and $57,515,129 respectively, at December 31, 2021. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Business Combination

As described in footnote 3, to the consolidated financial statements, the Company closed on a business acquisition in fiscal 2021. The determination of fair values for assets acquired, liabilities assumed and non-controlling interests requires management to make significant estimates and assumptions such as those related to forecasts of future revenues, operating margins and a discount rate. Changes in these assumptions could have a significant impact on the fair values.

We identified the business combination as a critical audit matter. Auditing management’s judgments regarding the above estimates involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included (a) evaluated management’s process for developing its estimates, (b) evaluated if the valuation methods used by management was appropriate (c) evaluated the reasonableness of management’s forecasts by comparing them to historical information, year to date current information and/or other supporting contracts or information, (d) assessed the reasonableness of the discount rate used by evaluating each component, and (e) recomputed the valuation estimates.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
We have served as the Company’s auditor since 2017.
Boca Raton, Florida
April 15, 2022

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020

ASSETS
CURRENT ASSETS:
Cash	$519,898	$323,407
Accounts receivable, net	173,248	79,697
Inventory	82,931	77,200
Prepaid expenses and other current assets	151,746	50,723
Contract assets	82,805	-
Due from related party	3,750	5,526

Total Current Assets	1,014,378	536,553

OTHER ASSETS:
Property and equipment, net	135,022	18,683
Right of use asset, net	251,172	21,772
Intangible asset, net	330,421	-
Goodwill	350,491	-
Security deposit	6,482	7,132

Total Other Assets	1,073,588	47,587

TOTAL ASSETS	$2,087,966	$584,140

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible note payable, net	$171,875	$-
Note payable, current portion	488,414	521,138
Accounts payable	831,648	794,905
Accrued expenses	436,733	186,765
Accrued compensation	691,602	425,797
Contract liabilities	10,426	-
Lease liability, current portion	44,927	22,216

Total Current Liabilities	2,675,625	1,950,821

LONG-TERM LIABILITIES:
Note payable, net of current portion	539,440	35,062
Lease liability, net of current portion	206,319	-

Total Long-term Liabilities	745,759	35,062

Total Liabilities	3,421,384	1,985,883

Commitments and Contingencies (See Note 11)

Series B convertible preferred stock: $0.10 par value, 100,000 shares designated; 722 and 427 shares issued and outstanding at December 31, 2021 and 2020, respectively ($738,611 redemption and liquidation value at December 31, 2021)	738,611	429,446

Series C convertible preferred stock: $0.10 par value, 100,000 shares designated; 18,680 and 13,300 shares issued and outstanding at December 31, 2021 and 2020, respectively ($2,860,518 redemption and liquidation value at December 31, 2021)	1,907,012	1,336,031

SHAREHOLDERS’ DEFICIT:
Preferred stock: $0.10 par value, 2,000,000 shares authorized; 100,000 Series B and 100,000 Series C designated	-	-
Common stock: $0.001 par value, 4,998,000,000 shares authorized; 282,216,632 and 228,346,974 issued and outstanding at December 31, 2021 and 2020, respectively	282,217	228,347
Additional paid-in capital	53,064,616	42,573,272
Accumulated deficit	(57,515,129)	(45,968,839)
Total C-Bond Systems, Inc. shareholders’ deficit	(4,168,296)	(3,167,220)
Noncontrolling Interest	189,255	-

Total Shareholders’ Deficit	(3,979,041)	(3,167,220)

Total Liabilities and Shareholders’ Deficit	$2,087,966	$584,140

See accompanying notes to the consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2021	2020
		(As Restated)
SALES:
Third parties	$1,475,628	$555,863
Related party	1,200	-

Total Sales	1,476,828	555,863

COST OF SALES (excluding depreciation expense)	657,298	242,506

GROSS PROFIT	819,530	313,357

OPERATING EXPENSES:
Compensation and related benefits (including stock-based compensation of $4,085,868 and $2,108,472 for the years ended December 31, 2021, and 2020, respectively)	6,165,006	3,741,051
Research and development	(3,250)	16,627
Professional fees	1,031,540	546,979
General and administrative expenses	636,353	485,733

Total Operating Expenses	7,829,649	4,790,390

LOSS FROM OPERATIONS	(7,010,119)	(4,477,033)

OTHER INCOME (EXPENSES):
Gain on debt extinguishment, net	96,442	877,823
Other income	67,778	6,574
Derivative expense	-	(90,623)
Interest expense	(282,959)	(751,184)

Total Other (Expenses) Income	(118,739)	42,590

NET LOSS	(7,128,858)	(4,434,443)

Net income of subsidiary attributable to noncontrolling interest	(15,525)	-
Preferred stock dividend and deemed dividend	(4,401,907)	(1,534,381)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(11,546,290)	$(5,968,824)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.05)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	254,299,139	172,978,187

See accompanying notes to the consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

			Additional			Total
	Common Stock		Paid-in	Accumulated	Noncontrolling	Shareholders’
	# of Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, December 31, 2019	116,749,633	$116,750	$37,266,328	$(40,000,015)	$-	$(2,616,937)

Shares issued for conversion of accounts payable	151,456	151	5,907	-	-	6,058
Shares issued for conversion of accrued compensation	751,070	751	28,102	-	-	28,853
Beneficial conversion charge for issuance of Series B preferred shares for accrued compensation	-	-	1,048,143	-	-	1,048,143
Common shares issued for cash	37,390,314	37,390	783,610	-	-	821,000
Common shares issued for conversion of debt, accrued interest and fees	37,171,800	37,172	153,857	-	-	191,029
Common shares issued for services	20,000,000	20,000	129,475	-	-	149,475
Extinguishment loss related to conversion of debt	-	-	297,919	-	-	297,919
Common shares issued for conversion of Series A preferred shares and dividends	16,132,701	16,133	199,291	-	-	215,424
Issuance of warrants in connection with convertible debt	-	-	14,498	-	-	14,498
Reclassification of put premium to equity upon conversion of Series A preferred	-	-	49,543	-	-	49,543
Accretion of stock-based compensation	-	-	446,064	-	-	446,064
Accretion of stock-based professional fees	-	-	15,000	-	-	15,000
Accretion of stock option expense	-	-	609,662	-	-	609,662
Preferred stock dividends and deemed dividend	-	-	1,525,873	(1,534,381)	-	(8,508)
Net loss	-	-	-	(4,434,443)	-	(4,434,443)

Balance, December 31, 2020	228,346,974	228,347	42,573,272	(45,968,839)	-	(3,167,220)

Common shares issued for accounts payable	3,801,224	3,801	114,037	-	-	117,838
Common shares issued for acquisition	28,021,016	28,021	666,900	-	-	694,921
Common shares issued for professional fees	13,250,000	13,250	540,950	-	-	554,200
Common shares issued for compensation	4,676,500	4,677	19,736	-	-	24,413
Common shares issued for accrued compensation	944,767	945	54,796	-	-	55,741
Common shares issued for cashless warrant exercise	1,008,000	1,008	(1,008)	-	-	-
Common shares issued for conversion of Series C preferred stock	1,500,000	1,500	10,500	-	-	12,000
Common stock issued in connection with convertible debt	668,151	668	13,396			14,064
Preferred stock dividends and deemed dividend	-	-	4,354,761	(4,401,907)	-	(47,146)
Accretion of stock-based compensation			267,530	-	-	267,530
Accretion of stock-based professional fees	-	-	5,000	-	-	5,000
Beneficial conversion charge for issuance of Series B preferred shares for accrued compensation recorded as stock-based compensation	-	-	3,778,810	-	-	3,778,810
Initial noncontrolling in acquired business	-	-	-	-	173,730	173,730
Beneficial conversion feature connection with convertible debt	-	-	318,794	-	-	318,794
Issuance of warrants in connection with convertible debt	-	-	347,142	-	-	347,142
Net loss	-	-	-	(7,144,383)	15,525	(7,128,858)

Balance, December 31, 2021	282,216,632	$282,217	$53,064,616	$(57,515,129)	$189,255	$(3,979,041)

See accompanying notes to the consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2021	2020
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,128,858)	$(4,434,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	45,967	14,093
Amortization of debt discount to interest expense	171,875	424,001
Accretion of preferred shares stated value to interest expense	-	52,400
Stock-based compensation	4,085,868	2,108,472
Stock-based professional fees	478,129	132,892
Bad debt expense	39,355	99,911
Allowance for obsolete inventory	45,000	-
Interest expense related to put premium on convertible debt	-	47,405
Gain on sale of property and equipment	(13,000)
Derivative expense	-	90,623
Non-cash gain on debt extinguishment	(96,442)	(877,823)
Non-cash fees upon conversion	-	2,500
Lease costs	(370)	400
Change in operating assets and liabilities:
Accounts receivable	(73,180)	(27,619)
Inventory	17,288	(62,380)
Prepaid expenses and other assets	(13,211)	(563)
Contract assets	(50,106)	-
Due from related party	1,776	(5,526)
Accounts payable	88,853	139,300
Accrued expenses	92,148	96,022
Customer deposit	(110,000)	-
Accrued compensation	601,431	417,308
Contract liabilities	10,426	-

NET CASH USED IN OPERATING ACTIVITIES	(1,807,051)	(1,783,027)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from sale of property and equipment	13,000	-
Cash received from acquisition	288,901	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	301,901	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	821,000
Proceeds from sale of series A preferred stock	-	120,000
Redemption of Series A preferred stock	-	(104,762)
Proceeds from sale of series C preferred stock	550,000	1,330,000
Proceeds from exercise of stock options	-	-
Proceeds from note payable	500,000	156,200
Repayment of notes payable	(28,359)	-
Proceeds from convertible notes payable	680,000	100,000
Repayment of convertible note payable	-	(393,215)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,701,641	2,029,223

NET INCREASE IN CASH	196,491	246,196

CASH, beginning of year	323,407	77,211

CASH, end of year	$519,898	$323,407

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$53,283	$130,399
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as prepaid for services	$98,800	$133,000
Common stock issued for accrued compensation	$40,626	$24,250
Series B preferred stock issued for accrued compensation	$295,000	$318,969
Common stock issued for accounts payable	$117,838	$6,058
Common stock issued for debt and accrued interest	$-	$188,529
Reclassification of put premium to equity	$-	$8,508
Preferred stock dividend accrued	$47,146	$1,525,873
Deemed dividend related to beneficial conversion feature of Series C preferred shares	$4,354,761	$49,543
Increase in debt discount and derivative liability	$-	$85,502
Increase in debt discount and paid-in capital for warrants, shares and beneficial conversion	$680,000	$14,498
Conversion of series C preferred stock to common stock	$12,000	$-

ACQUISITION:
Assets acquired:
Cash	$288,901	$-
Accounts receivable, net	59,726
Inventory	68,019	-
Prepaid expenses	6,091	-
Contract assets	32,699	-
Property and equipment	140,211	-
Right of use assets	253,433	-
Total assets acquired	849,080	-
Less: liabilities assumed:
Accounts payable	65,728	-
Accrued expenses	159,262	-
Notes payable	95,013	-
Customer deposit	110,000
Lease liabilities	253,433	-
Noncontrolling interest	173,730	-
Total liabilities assumed	857,166
Net liabilities assumed	8,086
Fair value of shares for acquisition	694,921
Increase in intangible assets - non-cash	$703,007	$-

See accompanying notes to the consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 1 - NATURE OF ORGANIZATION

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include the financial statements of its wholly owned subsidiary, C-Bond Systems, LLC and its 80% owned subsidiary, Mobile Tint LLC since acquiring 80% of Mobile Tint LLC on July 22, 2021. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $7,128,858 and $4,434,443 for the years ended December 31, 2021 and 2020, respectively. The net cash used in operations was $1,807,051 and $1,783,027 for the years ended December 31, 2021 and 2020, respectively. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $57,515,129, $3,979,041 and $1,661,247, respectively, on December 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares and preferred shares, and from the issuance of promissory notes and convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the years ended December 31, 2021 and 2020 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete or slow moving inventory, estimates used in the calculation of progress towards completion on uncompleted jobs, purchase price allocation of acquired businesses, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the estimate of the fair value lease liability and related right of use asset, the valuation of redeemable and mandatorily redeemable preferred stock, the fair value of derivative liabilities, the value of beneficial conversion features, and the fair value of non-cash equity transactions.

Fair Value of Financial Instruments and Fair Value Measurements

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (the “FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2021 and 2020. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB Accounting Standards Codification (“ASC”) 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

Assets and liabilities measured at fair value on a recurring basis on December 31, 2021 and 2020 is as follows:

	On December 31, 2021			On December 31, 2020
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	$-	$-	$-	$-	$-	$-

A roll forward of the level 3 valuation financial instruments is as follows:

	For the Year Ended December 31,
	2021	2020
Balance at beginning of period	$-	$890,410
Initial valuation of derivative liabilities included in debt discount	-	85,502
Initial valuation of derivative liabilities included in derivative expense	-	160,416
Gain on extinguishment of debt related to repayment/conversion of debt	-	(1,066,535)
Change in fair value included in derivative expense	-	(69,793)
Balance at end of period	$-	$-

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

Cash And Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of December 31, 2021 and 2020.

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

Property And Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, which range from one to five years. Leasehold improvements are depreciated over the shorter of the useful life or lease term including scheduled renewal terms. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Goodwill and Intangible Assets

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. Any goodwill arising from the Company’s acquisition is attributable to the value of the potential expanded market opportunity with new customers. Intangible assets may have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. The Company’s amortizable intangible assets are being amortized over a useful life of 5 years.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

Derivative Financial Instruments

The Company had certain financial instruments that were embedded derivatives. The Company evaluated all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10-05-4, Derivatives and Hedging and 815-40, Contracts in Entity’s Own Equity. This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on extinguishment.

In July 2017, FASB issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplified the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The guidance was adopted as of January 1, 2020 and the Company elected to record the effect of this adoption, if any, retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the consolidated balance sheet as of the beginning of 2020, the period which the amendment is effective. The adoption of ASU No. 2017-11 had no effect on the Company’s financial position or results of operations and there was no cumulative effect adjustment.

Revenue Recognition

The Company follows ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASC 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and requires certain additional disclosures.

The Company sells its products which include standard warranties primarily to distributors and authorized dealers. Product sales are recognized at a point in time when the product is shipped to the customer and title is transferred and are recorded net of any discounts or allowances. The warranty does not represent a separate performance obligation.

Revenues from contracts for the distribution and installation of window film solutions are recognized over time on the basis of the Company’s estimates of the progress towards completion of contracts using various output or input methods depending on the type of contract terms including (1) the ratio of number of labor hours spent compared to the number of estimated labor hours to complete a job, (2) using the milestone method, or (3) using a units completed method. These methods are used because management considers these to be the best available measure of progress on these contracts. We use the same method for similar types of contracts. The asset, “contract assets” represents revenues recognized in excess of amounts billed. The liability, “contract liabilities,” represents billings in excess of revenues recognized.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

Shipping and Handling Costs

Shipping and handling costs incurred for product shipped to customers are included in general and administrative expenses and amounted to $15,431 and $49,515 for the year ended December 31, 2021 and 2020, respectively. Shipping and handling costs charged to customers are included in sales.

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and includes costs such as labor, materials, and other allocated costs incurred. For the year ended December 31, 2021 and 2020, research and development costs (recovery) incurred in the development of the Company’s products were $(3,250) and $16,627, respectively, and are included in operating expenses on the accompanying consolidated statements of operations. In April 2021, the Company received a refund of research and development costs of $3,250.

Warranty Liability

The Company provides limited warranties on its products for product defects for periods ranging from 12 months to the life of the product. Warranty costs may include the cost of product replacement, refunds, labor costs and other costs. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 12 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying consolidated balance sheets and amounted $26,733 and $26,833 on December 31, 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, warranty costs amounted to $100 for both periods which has been deducted from warranty liability. For the years ended December 31, 2021 and 2020, a roll forward of warranty liability is as follows:

	For the Year Ended December 31,
	2021	2020
Balance at beginning of period	$26,833	$26,933
Warranty costs incurred	(100)	(100)
Balance at end of period	$26,733	$26,833

Advertising Costs

The Company may participate in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the year ended December 31, 2021 and 2020, advertising costs charged to operations were $65,626 and $46,276, respectively and are included in general and administrative expenses on the accompanying consolidated statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which shall been deducted from sales.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2021 and 2020, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2017. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of December 31, 2021 and 2020.

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

All potentially dilutive common shares were excluded from the computation of diluted common shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	December 31,
	2021	2020
Stock options	8,445,698	8,445,698
Warrants	17,500,000	2,050,000
Series B preferred stock	114,598,413	68,166,032
Series C preferred stock	296,507,937	211,111,111
Convertible debt	33,000,000	-
Non-vested, forfeitable common shares	14,270,120	23,826,926
	484,322,168	313,599,767

Segment Reporting

During the year ended December 31, 2020, the Company operated in one reportable business segment, which consisted of the manufacture and sale of a windshield strengthening water repellent solution as well as a disinfection product, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system. During the year ended December 31, 2021, the Company operated in two reportable business segments which consisted of (1) the manufacture and sale of a windshield strengthening water repellent solution as well as a disinfection product, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system, and (2) the distribution and installation of window film solutions. The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

Noncontrolling Interest

The Company accounts for noncontrolling interest in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations.

Risk and Uncertainties

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely. The Company has been materially affected by the COVID-19 outbreak to date and the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. The Company has seen a material decrease in sales from its international customers as a result of the unprecedented public health crisis from the COVID-19 pandemic and a decrease in domestic sales due to a decrease in business spending on discretionary items. As a result, the Company’s international customers have delayed the ordering of products and have delayed payment of balances due to the Company. As of December 31, 2021 and 2020, the Company recognized an allowance for losses on accounts receivable in an amount of $31,556 and $202,480, respectively. As of December 31, 2020, the allowance for losses on accounts receivable was primarily based on the Company’s assessment of specific identifiable overdue customer accounts located in India and the Philippines. The lack of collection of these accounts receivable balances, which the Company believes was attributable to COVID-19, had a material impact on the cash flows of the Company. The Company cannot estimate the duration of the pandemic and the future impact on its business. A severe or prolonged economic downturn could result in a variety of risks to the Company’s business, including weakened demand for its products and a decreased ability to raise additional capital when needed on acceptable terms, if at all. Currently, the Company is unable to estimate the impact of this event on its operations.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12 – Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2020-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The amendments in ASU 2019-12 will become effective for us as of the beginning of our 2022 fiscal year. Early adoption is permitted, including adoption in any interim period. We are currently evaluating the impact that this guidance will have upon our financial position and results of operations, if any.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

NOTE 3 - ACQUISITION OF MOBILE TINT LLC

On June 30, 2021, the Company entered into a Share Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”) with (i) Mobile Tint LLC, a Texas limited liability company doing business as A1 Glass Coating (“Mobile”), (ii) the sole member of Mobile (the “Mobile Member”), and (iii) Michael Wanke as the Representative of the Mobile Member. Pursuant to the Exchange Agreement, the Company agreed to acquire 80% of Mobile’s member units, representing 80% of Mobile’s issued and outstanding membership units (the “Mobile Member Units”). On July 22, 2021, the Company closed the Exchange Agreement and acquired 80% of the Mobile Member Units. The Mobile Member Units were exchanged for restricted shares of the Company’s common stock, in an amount equal to $800,000, divided by the average of the closing prices of the Company’s common stock during the 30-day period immediately prior to the closing as defined in the Exchange Agreement. In connection with the Exchange Agreement, the Company issued 28,021,016 shares of its common stock. These shares were valued at $694,921, or $0.0248 per common share, based on the quoted closing price of the Company’s common stock on July 22, 2021, the measurement date. Two years after closing, the Company has the option to acquire the remaining 20% of Mobile’s issued and outstanding membership interests in exchange for a number of shares of the Company’s common stock equal to 300% of Mobile’s average EBIT value, divided by the price of the Company’s common stock as defined in the Exchange Agreement (the “Additional Closing”).

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

In connection with the Exchange Agreement, the assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date, subject to adjustment during the measurement period with subsequent changes recognized in earnings or loss. These estimates were inherently uncertain and are subject to refinement. Management develops estimates based on assumptions as a part of the purchase price allocation process to value the assets acquired and liabilities assumed as of the business acquisition date. As a result, during the purchase price measurement period, which may be up to one year from the business acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed based on completion of valuations, with the corresponding offset to goodwill. After the purchase price measurement period, the Company will record any adjustments to assets acquired or liabilities assumed in operating expenses in the period in which the adjustments may have been determined. Based upon the purchase price allocation, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the respective acquisition:

Total
Assets acquired:
Cash	$288,901
Accounts receivable, net	59,726
Inventory	68,019
Prepaid expenses and other	6,091
Contract assets	32,699
Property and equipment	140,211
Right of use asset	253,433
Intangible assets	352,516
Goodwill	350,491
Total assets acquired at fair value	1,552,087
Less: total liabilities assumed:
Notes payable	95,013
Accounts payable	65,728
Accrued expenses	159,262
Customer deposit	110,000
Lease liability	253,433
Noncontrolling interest	173,730
Total liabilities assumed	857,166
Net assets acquired	$694,921
Purchase consideration paid:
Fair value of common shares issued	$694,921
Total purchase consideration paid	$694,921

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Mobile Tint LLC had occurred as of the beginning of the following periods:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Net Revenues	$2,168,863	$2,635,627
Net Loss	$(7,128,027)	$(4,159,008)
Net Loss per Share	$(0.03)	$(0.02)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 4 – ACCOUNTS RECEIVABLE

On December 31, 2021 and 2020, accounts receivable consisted of the following:

	December 31, 2021	December 31, 2020
		(As Restated)
Accounts receivable	$204,804	$179,608
Less: allowance for doubtful accounts	(31,556)	(99,911)
Accounts receivable, net	$173,248	$79,697	(a)

For the years ended December 31, 2021 and 2020, bad debt expense amounted to $39,355 and $99,911, respectively.

(a)	See Note 18 – Restatement for details.

NOTE 5 – INVENTORY

On December 31, 2021 and 2020, inventory consisted of the following:

	December 31, 2021	December 31, 2020
Raw materials	$7,141	$24,477
Finished goods	120,790	52,723
Inventory	127,931	77,200
Less: allowance for obsolete or slow moving inventory	(45,000)	-
Inventory, net	$82,931	$77,200

For the years ended December 31, 2021 and 2020, a loss from allowance for slow moving inventory amounted to $45,000 and $0, respectively, and is included in cost of sales on the accompanying consolidated statements of operations.

NOTE 6 – PROPERTY AND EQUIPMENT

On December 31, 2021 and 2020, property and equipment consisted of the following:

	Useful Life	December 31, 2021	December 31, 2020

Machinery and equipment	5 - 7 years	$124,133	$50,722
Furniture and office equipment	3 - 7 years	32,306	30,245
Vehicles	1 - 5 years	63,009	55,941
Leasehold improvements	3 - 5 years	45,296	16,701
		264,744	153,609
Less: accumulated depreciation		(129,722)	(134,926)
Property and equipment, net		$135,022	$18,683

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

During the year ended December 31, 2021, the Company sold a vehicle for proceeds of $13,000 and record a gain on sale of property and equipment of $13,000 which is included in general and administrative expenses on the accompanying consolidated statement of operations. For the years ended December 31, 2021 and 2020, depreciation and amortization expense is included in general and administrative expenses and amounted to $23,872 and $14,093, respectively.

NOTE 7 - INTANGIBLE ASSETS AND GOODWILL

On December 31, 2021 and 2020, intangible assets, which were acquired from Mobile Tint in 2021 (See Note 3), consisted of the following:

	Useful life	December 31, 2021	December 31, 2020
Customer relations	5 years	$212,516	$-
Non-compete	5 years	40,000	-
Trade name	-	100,000	-
		352,516	-
Less: accumulated amortization		(22,095)	-
Intangible assets, net		$330,421	$-

	Useful life	December 31, 2021	December 31, 2020
Goodwill	-	$350,491	$-

For the year ended December 31, 2021 and 2020, amortization of intangible assets amounted to $22,095 and $0, respectively. On December 31, 2021, accumulated amortization amounted to $18,595 and $3,500 for the customer relations and non-compete, respectively.

Amortization of intangible assets with identifiable useful lives that is attributable to future periods is as follows:

Year ending December 31:	Amount
2022	$50,503
2023	50,503
2024	50,503
2025	50,503
2026	28,409
Total	$230,421

NOTE 8 – CONVERTIBLE NOTE PAYABLE

2020

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

December 31, 2021 and 2020

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

 In accordance with the March 2020 SPA and the April 2020 SPA and the related convertible promissory Notes, subject to the adjustments as defined in the respective SPA and Note, the conversion price (the “Conversion Price”) equaled the lesser of: (i) the lowest Trading Price (as defined below) during the previous twenty-five Trading Day period ending on the latest complete Trading Day prior to the date of this Note, and (ii) the Variable Conversion Price (as defined below) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company). The “Variable Conversion Price” meant 60% multiplied by the Market Price (as defined herein) (representing a discount rate of 40%). “Market Price” meant the lowest Trading Price (as defined below) for the Company’s common stock during the twenty-five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” meant, for any security as of any date, the lesser of: (i) the lowest trade price on the applicable trading market as reported by a reliable reporting service (“Reporting Service”) designated by the Holder or (ii) the closing bid price on the applicable trading market as reported by a Reporting Service designated by the Holder. The Company had the option to prepay the Note at any time prior to its six-month anniversary, subject to pre-payment charges as detailed in the Note, which it did on August 24, 2020.

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
December 31, 2021 and 2020

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

During the years ended December 31, 2020, the fair value of the derivative liabilities and warrants was estimated using the Binomial valuation model with the following assumptions:

2020
Dividend rate	—
Term (in years)	0.25 to 5.00 years
Volatility	293.4% to 345.7%
Risk—free interest rate	0.12% to 0.39%

During the year ended December 31, 2020, the Company issued 37,171,800 shares of its common stock upon the conversion of principal of $152,285, accrued interest of $36,244 and fees of $2,500. Additionally, the Company repaid principal of $393,215 and accrued interest of $15,917. Upon conversion, exercise or repayment, the respective derivative liabilities were marked to fair value at the conversion, repayment or exercise date and then the related fair value amount of $1,066,535 was reclassified to other income as part of gain or loss on extinguishment. Additionally, in 2020, upon repayment, the Company and Investor agreed to cancel 288,750 warrants and agreed to modify the exercise price of the remaining warrants to $0.01 per share (see Note 10 - warrants). Since the fair value of the warrants using the new exercise price was less than the initial fair value amount, no additional expense was recorded (see Note 10 – warrants).

As of December 31, 2020, all of these convertible notes were either converted or repaid resulting in a zero balance.

For the year ended December 31, 2020, interest expense related to convertible notes and warrants amounted to $551,100, including amortization of debt discount and debt premium charged to interest expense of $409,668.

2021

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

The Note matures 12 months after issuance, bears interest at a rate of 4% per annum, and is initially convertible beginning on the six month anniversary of the original issue date into the Company’s common stock at a fixed conversion price of $0.025 per share, subject to adjustment for stock splits, stock combinations, dilutive issuances, and similar events, as described in the Note. If the average Closing Price during any 10 consecutive Trading Day period beginning and ending during the 60 Day Effectiveness Period (the “Average Closing Price”) is below the Conversion Price than the conversion price shall be reduced to such Average Closing Price but in no event less than $0.0175. The “60 Day Effectiveness Period” means the 60 calendar days beginning on the day the Registration Statement filed in connection with the Registration Rights Agreement covering the respective Tranche is first declared effective by the SEC.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

The Note may be prepaid at any time for the first 90 days at face value plus accrued interest. From day 91 through day 180, the Note may be prepaid in an amount equal to 110% of the principal amount plus accrued interest. From day 181 through the day immediately preceding the maturity date, the Note may be prepaid in an amount equal to 120% of the principal amount plus accrued interest.

The Note and Warrants contain conversion limitations providing that a holder thereof may not convert the Notes or exercise the Warrants to the extent (but only to the extent) that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such conversion or exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice.

At any time this Note or any amounts accrued and payable thereunder remain outstanding, the Company or any Subsidiary, as applicable, sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any Person to acquire shares of the Company’s common stock at an effective price per share that is lower than the conversion price then in effect (such lower price, the “Base Conversion Price” and each such issuance or announcement a “Dilutive Issuance”), then the conversion price shall be immediately reduced to equal the Base Conversion Price. Such adjustment shall be made whenever such common stock or common stock equivalents are issued.

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

Upon the occurrence of an event of default under the Notes, the Investor has the right to be prepaid at 125% of the outstanding principal balance and accrued interest, and interest accrues at 18% per annum. Events of default included, among other things,

(i)	any default in the payment of (A) principal and interest payment under this Note or any other Indebtedness, or (B) Late Fees, liquidated damages and other amounts owing to the Holder of this Note, as and when the same shall become due and payable (whether on a Conversion Date, or the Maturity Date, or by acceleration or otherwise), which default, solely in the case of a default under clause (B) above, is not cured within five Trading Days;

(ii)	the Company or any Subsidiary shall be subject to a Bankruptcy Event;

(iii)	the SEC suspends the Common Stock from trading or the Company’s Common Stock is not listed or quoted for trading on a Trading Market which failure is not cured, if possible to cure, within the earlier to occur of 10 Trading Days after notice of such failure is sent by the Holder or by any other Holder to the Company or the transfer of shares of Common Stock through the Depository Trust Company System is no longer available or is subject to a “chill” by the Depository Trust Company or any successor;

(iv)	the Company shall be a party to any Change of Control Transaction or shall agree to sell or dispose of all or in excess of 50% of its assets in one transaction or a series of related transactions (whether or not such sale would constitute a Change of Control Transaction);

(v)	the Company incurs any Indebtedness other than Permitted Indebtedness;

(vi)	the Company restates any financial statements included in its reports or registration statements filed pursuant to the Securities Act or the Exchange Act for any date or period from two years prior to the Original Issue Date of this Note and until this Note is or the Warrants issued to the Holder are no longer outstanding, if following first public announcement or disclosure that a restatement will occur the VWAP on the next Trading Day is 20% less than the VWAP on the prior Trading Day. For the purposes of this clause the next Trading Day if an announcement is made before 4:00 pm New York, NY time is either the day of the announcement or the following Trading Day;

The Company has also granted the Investor a 12-month (or until the Notes are no longer outstanding) right to participate in specified future financings, up to a level of 30%.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

In connection with the SPA, on October 18, 2021, the Company issued 668,151 shares of its common stock to the placement agent as fee for the capital raise. The 668,151 shares of common stock issued were recorded as a debt discount of $14,064 based on the relative fair value method to be amortized over the life of the Note. The 16,500,000 Initial Warrants were valued at $347,142 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note. The original issue discounts of $75,000, placement fees of $60,000, and legal fees of $10,000, aggregating $145,000, have been recorded as a debt discount to be amortized into interest expense over the twelve-month term of the note.

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

For the year ended December 31, 2021, amortization of debt discounts related to this convertible note payable amounted to $171,875 which has been included in interest expense on the accompanying consolidated statements of operations.

On December 31, 2021, accrued interest payable under this Convertible Note amounted to $7,052 and is included in accrued expenses on the accompanying consolidated statement of operations.

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

On October 18, 2021, the fair value of the stock warrants was estimated at issuance using the Binomial Valuation Model with the following assumptions:

Dividend rate	—%
Term (in years)	5 years
Volatility	348.5%
Risk—free interest rate	1.16%

On December 31, 2021 and 2020, convertible notes payable consisted of the following:

	December 31, 2021	December 31, 2020
Convertible note payable	$825,000	$-
Less: unamortized debt discount	(653,125)	-
Convertible note payable, net	171,875	-
Less: current portion of convertible note payable	(171,875)	-
Convertible note payable – long-term	$-	$-

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 9 – NOTES PAYABLE

On December 31, 2021 and 2020, notes payable consisted of the following:

	December 31, 2021	December 31, 2020
Notes payable	$978,925	$400,000
Note payable – PPP note	48,929	156,200
Total notes payable	1,027,854	556,200
Less: current portion of notes payable	(488,414)	(521,138)
Notes payable – long-term	$539,440	$35,062

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

Commencing on January 10, 2019 and on or before the l0th day of each month thereafter, the Company should have paid Lender all interest accrued on outstanding principal under the Loan Agreement and Notes as of the end of the month then concluded. Upon the occurrence of any Event of Default and at any time thereafter, Lender may, at its option, declare any and all obligations immediately due and payable without demand or notice. As of September 30, 2021 and December 31, 2020, the Company did not meet the Minimum Asset Amount covenant as defined in the Loan Agreement, failed to timely pay interest payments due, and has violated other default provisions. The note balance due of $400,000 has been reflected as a current liability on the accompanying consolidated balance sheets and interest shall accrue at 18% per annum. The Loan Agreement and Note contain customary representations, warranties, and covenants, including certain restrictions on the Company’s ability to incur additional debt or create liens on its property. The Loan Agreement and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties, breach of covenants, and bankruptcy or insolvency proceedings, the occurrence of which, after any applicable cure period, would permit Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Note, as applicable, and to exercise its remedies with respect to the Collateral, including the sale of the Collateral. On December 31, 2021 and 2020, principal amount due under this Note amounted to $400,000 and is considered to be in default. On December 31, 2021 and 2020, accrued interest payable under this Note amounted to $220,241 and $148,241, respectively, and is included in accrued expenses on the accompanying consolidated statement of operations.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

On May 10, 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) and a Secured Promissory Note (the “Promissory Note”) in the amount of $500,000 with a lender. The Promissory Note shall accrue interest at 8% per annum, compounded annually, and all outstanding principal and accrued interest is due and payable of May 10, 2023. The Company’s obligations under the Loan Agreement and the Promissory Note are secured by a second priority security interest in substantially all of the Company’s assets (the “Collateral”). The Loan Agreement and Promissory Note contain customary representations, warranties, and covenants, including certain restrictions on the Company’s ability to incur additional debt or create liens on its property. The Loan Agreement and the Promissory Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties and bankruptcy or insolvency proceedings, the occurrence of which, after any applicable cure period, would permit Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Promissory Note, as applicable, and to exercise its remedies with respect to the Collateral. Upon the occurrence of an Event of Default under the Loan Agreement and Promissory Note, all amounts then outstanding (including principal and interest) shall bear interest at the rate of 18% per annum, compounded annually until the Event of Default is cured. On December 31, 2021, accrued interest payable under this Promissory Note amounted to $25,863 and is included in accrued expenses on the accompanying consolidated statement of operations. On December 31, 2021 and 2020, principal amount due under this Promissory Note amounted to $500,000 and $0, respectively.

On July 22, 2021, in connection with the acquisition of Mobile Tint, the Company assumed vehicle and equipment loans in the amount of $95,013. These loans bear interest at rates ranging from 6.79% to 8.24% and are payable monthly through April 2025. On December 31, 2021, notes payable related to these vehicles amounted to $78,925.

PPP Loan

On April 28, 2020, the Company entered into a Paycheck Protection Program Promissory Note (the “PPP Note”) with respect to a loan of $156,200 (the “PPP Loan”) from Comerica Bank. The PPP Loan was obtained pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES act”) administered by the U.S. Small Business Administration (“SBA”). The PPP Loan matures on April 28, 2022 and bears interest at a rate of 1.00% per annum. The PPP Loan is payable in 18 equal monthly payments of approximately $8,900 commencing November 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Company may apply to have the loan forgiven pursuant to the terms of the PPP if certain criteria are met. The Company applied for forgiveness of its PPP Loan, and on November 4, 2021, the Company was notified that the Small Business Administration forgave $95,000 of the principal loan amount and $1,442 of interest. As of November 4, 2021, the remaining principal balance of the loan is $61,200 and the remaining accrued interest balance is $935. During the year ended December 31, 2021, the Company repaid PPP Loan principal of $12,271. On December 31, 2021 and 2020, the principal amount due under the PPP Loan amounted to $48,929 and $156,200, respectively. As of December 31, 2021 and 2020, accrued interest payable amounted to $1,031 and $1,061, respectively. For the years ended December 31, 2021 and 2020, interest expense related to this PPP Loan amounted to $1,411 and $1,061, respectively.

On December 31, 2021, future annual maturities of notes payable are as follows:

December 31,	Amount
2022	$488,414
2023	530,720
2024	6,458
2025	2,262
Total notes payable on December 31, 2021	$1,027,854

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 10 – SHAREHOLDERS’ DEFICIT

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

The Company accounted for the Series A Preferred Stock as stock settled debt under ASC 480 due to mandatory redemption and during the year ended December 31, 2020, the Company recorded an aggregate debt premium of $42,553 with a charge to interest expense.

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

For the year ended December 31, 2020, amortization of discount charged to interest expense amounted to $14,333. During the year ended December 31, 2020, the Company accrued a dividend payable of $4,852 which was included in interest expense on the accompanying consolidated statement of operations. As of December 31, 2020, the Company had paid or converted into common stock all accrued dividends due.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

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
December 31, 2021 and 2020

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

158 Series B Preferred Stock vested on May 1, 2021 and 564 Series B Preferred Stock shall vest on May 1, 2022.

During the year ended December 31, 2021 and 2020, the Company accrued a dividend payable of $14,165 and $2,476, respectively, which was included in preferred stock dividends on the accompanying consolidated statement of shareholders’ deficit.

As of December 31, 2021, the net Series B Preferred Stock balance was $738,611 which includes stated value of $721,970 and accrued dividends payable of $16,641. As of December 31, 2020, the net Series B Preferred Stock balance was $429,446 which includes stated value of $426,970 and accrued dividends payable of $2,476.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

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

Through April 28, 2021, each share of Series C Preferred Stock was entitled to vote on all matters requiring shareholder vote. Each share of Series C Preferred Stock was entitled to the number of votes per share based on the calculation of the number of conversion shares of Series C Preferred Stock is then convertible. On April 28, 2021, the Company filed an Amended and Restated Certificate of Designations of Preferences, Rights, and Limitations of Series C Convertible Preferred Stock (the “Amended Certificate”). The Amended Certificate changed the voting rights of the Series C Preferred Stock on any matters requiring shareholder approval or any matters on which the common shareholders are permitted to vote. Series C Preferred Stock shall have no right to vote on any matters requiring shareholder approval or any matters on which the common shareholders (or other preferred stock of the Company which may vote with the common shareholders) are permitted to vote. With respect to any voting rights of the Series C Preferred Stock set forth herein, the Series C Preferred Stock shall vote as a class, each share of Series C Preferred Stock shall have one vote on any such matter, and any such approval may be given via a written consent in lieu of a meeting of the Holders of the Series C Preferred Stock. Any reference herein to a determination, decision or election being made by the “Majority Holders” shall mean the determination, decision or election as made by Holders holding a majority of the issued and outstanding shares of Series C Preferred Stock at such time. It also adjusts the conversion feature of the Series C Preferred Stock so that any Holder of Series C Preferred Stock cannot convert any portion of the Series C in excess of that number of Series C Preferred Stock that upon conversion would result in beneficial ownership by the Holder of more than 4.99% of the outstanding shares of common stock of the Company.

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

December 31, 2021 and 2020

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

During the year ended December 31, 2021 and 2020, the Company accrued a dividend payable of $32,981 and $6,031, respectively, which was included in preferred stock dividends on the accompanying consolidated statements of shareholders’ deficit.

On December 7, 2021, the Company issued 1,500,000 shares of its common stock upon conversion of 120 shares of Series C Preferred Stock with a stated value of $12,000.

As of December 31, 2021, the net Series C Preferred Stock balance was $1,907,012 which includes stated liquidation value of $1,868,000 and accrued dividends payable of $39,012. As of December 31, 2020, the net Series C Preferred Stock balance was $1,336,031 which includes stated value of $1,330,000 and accrued dividends payable of $6,031.

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
December 31, 2021 and 2020

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

On March 31, 2020 and effective April 1, 2020, the Company entered into two one-year advisory board agreements with two individuals for services to be rendered on the Company’s medical advisory board. In connection with these advisory board agreements, the Company issued an aggregate of 500,000 restricted common shares of the Company to these advisory board members. These shares vest on April 1, 2021. These shares were valued at $20,000, or $0.04 per common share, based on contemporaneous common share sales by the Company. In connection with this consulting agreement, during the years ended December 31, 2021 and 2020, accretion of stock-based consulting fees amounted to $5,000 and $15,000, respectively.

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

On October 1, 2020, the Company entered into a patent expense reimbursement agreement. In connection with this agreement, the Company issued 25,000 restricted common shares of the Company to this entity. These shares were valued at $275, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with this agreement, during the year ended December 31, 2020, the Company recorded research and development expense of $275.

On October 6, 2020, the Company entered into a settlement agreement related to the termination of a previous investor relations agreement. In connection with this settlement agreement, the Company issued 1,275,000 restricted common shares of the Company to this consultant. These shares were valued at $10,200, or $0.008 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with this settlement agreement, during the year ended December 31, 2020, the Company recorded stock-based consulting fees of $10,200.

On October 7, 2020, the Company entered into a six-month consulting agreement for investor relations services to be rendered. In connection with this consulting agreement, the Company issued 9,000,000 restricted common shares of the Company to this consultant. These shares were valued at $76,500, or $0.0085 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with this consulting agreement, during the years ended December 31, 2021 and 2020, the Company recorded stock-based professional fees of $38,250 and $38,250, respectively.

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

On January 6, 2021, the Company issued 100,000 shares of its common stock for business development services rendered. These shares were valued at $10,000, or $0.10 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with the issuance of these shares, during the year ended December 31, 2021, the Company recorded stock-based professional fees of $10,000.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

On February 1, 2021, the Company issued an aggregate of 700,000 shares of its common stock for business development, advisory and consulting services rendered and to be rendered. These shares were valued at $54,600, or $0.078 per common share, based on the quoted closing price of the Company’s common stock on the measurement date and will be amortized into stock-based consulting fees over the term of the agreement or vesting period ranging from immediately to one year. In connection with the issuance of these shares, during the year ended December 31, 2021, the Company recorded stock-based professional fees of $51,350 and prepaid expenses of $3,250 which will be amortized into stock-based professional fees over the term of the agreement or vesting period of 0.20 years.

On March 8, 2021, the Company issued an aggregate of 750,000 shares of its common stock for business development and consulting services rendered and to be rendered. These shares were valued at $49,500, or $0.066 per common share, based on the quoted closing price of the Company’s common stock on the measurement date, and will be amortized into stock-based consulting fees over the term of the agreement or vesting period. In connection with the issuance of these shares, during the year ended December 31, 2021, the Company recorded stock-based professional fees of $49,500.

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

On August 23, 2021, the Company issued 500,000 shares of its common stock for business development and consulting services rendered and to be rendered. These shares were valued at $19,000, or $0.038 per common share, based on the quoted closing price of the Company’s common stock on the measurement date, and will be amortized into stock-based consulting fees over the term of the agreement or vesting period. In connection with the issuance of these shares, during the year ended December 31, 2021, the Company recorded stock-based professional fees of $6,729 and prepaid expenses of $12,271 which will be amortized into stock-based professional fees over the remaining term of the agreement or vesting period of 0.67 years.

On October 1, 2021, the Company issued 6,000,000 shares of its common stock for investor relations services to be rendered. These shares were valued at $207,600, or $0.0346 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, during the year ended December 31, 2021, the Company recorded stock-based professional fees of $103,800 and prepaid expenses of $103,800 which will be amortized into stock-based professional fees over the remaining term of the agreement or vesting period of 0.25 years.

During the year ended December 31, 2021, the Company recorded stock-based professional fees of $43,250 in connection with the amortization to prepaid expenses of $38,250 and accretion of stock-based professional fees of $5,000 related to common shares previously issued.

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
December 31, 2021 and 2020

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

During the year ended December 31, 2021 and 2020, aggregate accretion of stock-based compensation expense on granted non-vested shares amounted to $267,530 and $446,064, respectively. Total unrecognized compensation expense related to these unvested common shares on December 31, 2021 amounted to $49,320 which will be amortized over the remaining vesting period of approximately 0.50 years.

The following table summarizes activity related to non-vested shares:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2019	17,675,299	$0.23
Granted	7,450,000	0.04
Shares vested	(1,298,373)	(0.41)
Non-vested, December 31, 2020	23,826,926	0.16
Granted	6,194,767	0.06
Forfeited	(700,000)	(0.07)
Shares vested	(15,051,573)	(0.14)
Non-vested, December 31, 2021	14,270,120	$0.14

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

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

Common Stock Issued for Debt Conversion

During the year ended December 31, 2020, the Company issued 37,171,800 shares of its common stock upon the conversion of convertible notes with bifurcated embedded conversion option derivatives including principal of $152,285, accrued interest of $36,244, and fees of $2,500. The conversion price was based on contractual terms of the related debt. The Company accounted for the partial conversion of these convertible notes pursuant to the guidance of ASC 470-20, Debt with Conversion and Other Options. Under ASC 470-20, during the year ended December 31, 2020, the Company recognized an aggregate loss on debt extinguishment upon conversion in the amount of $297,919 which is associated with the different between the fair market value of the shares issued upon conversion of $450,204 and the conversion price and is equal to the fair value of the additional shares of common stock transferred upon conversion.

Common Stock Issued in Connection with Convertible Debt

In connection with the SPA, on October 18, 2021, the Company issued 668,151 shares of its common stock to the placement agent as fee for the capital raise. The 668,151 shares of common stock issued were recorded as a debt discount of $14,064 based on the relative fair value method to be amortized over the life of the Note (See Note 8).

Common Stock Issued for Conversion of Series A Preferred Stock

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

Common Stock Issued for Conversion of Series C Preferred Stock

On December 7, 2021, the Company issued 1,500,000 shares its common stock upon the conversion of 120 shares of Series C preferred with a stated redemption value of $12,000. The conversion price was based on contractual terms of the related Series C preferred shares.

Common Stock Issued for Deferred Compensation

On April 17, 2020, the Company issued 203,125 common shares upon conversion of an accrued deferred compensation liability of $16,250.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

Stock Options

For the year ended December 31, 2021 and 2020, the Company recorded $0 and $609,662 of compensation expense related to stock options, respectively. Total unrecognized compensation expense related to unvested stock options on December 31, 2021 and 2020 amounted to $0.

Stock option activities for the year ended December 31, 2021 and 2020 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2019	8,445,698	$0.40
Exercised	-	-
Balance Outstanding, December 31, 2020	8,445,698	0.40	5.10	$48,000
Exercised	-	-	-	-
Balance Outstanding, December 31, 2021	8,445,698	$0.40	4.10	$0
Exercisable, December 31, 2021	8,445,698	$0.40	4.10	$0

Warrants

On March 30, 2020 and on April 23, 2020, in connection with Purchase Agreements with an accredited investor (See Note 8), the Company issued warrants to purchase an aggregate amount up to 288,750 shares of the Company’s common stock (the “Warrants”). The Warrants were exercisable at any time on or after the date of the issuance and entitled this investor to purchase shares of the Company’s common stock for a period of five years from the initial date the warrants become exercisable. Under the terms of the Warrants, the holder was entitled to exercise the Warrants to purchase up to 288,750 shares of the Company’s common stock at an initial exercise price of $0.10, subject to adjustment as detailed in the Warrants. In connection with the issuance of the warrants, on the initial measurement date, the relative fair value of the warrants of $14,498 was recorded as a debt discount and an increase in paid-in capital (See Note 8). In September 2020, in connection with the repayment of the debt, these warrants were cancelled.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

On October 15, 2021, in connection with a Securities Purchase Agreements with an accredited investor (See Note 8), the Company issued warrants to purchase an aggregate amount up to 16,500,000 shares of the Company’s common stock (the “Warrants”). The Warrants were exercisable at any time on or after the date of the issuance and entitled this investor to purchase shares of the Company’s common stock for a period of five years from the initial date the warrants become exercisable. Under the terms of the Warrants, the holder was entitled to exercise the Warrants to purchase up to 16,500,000 shares of the Company’s common stock at an initial exercise price of $0.05, subject to adjustment as detailed in the Warrants. In connection with the issuance of these warrants, on the initial measurement date, the relative fair value of the warrants of $347,142 was recorded as a debt discount and an increase in paid-in capital (See Note 8).

Warrant activities for the years ended December 31, 2021 and 2020 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2019	2,050,000	$0.10
Exercised	288,750	0.10
Cancelled	(288,750)	(0.10)
Balance Outstanding December 31, 2020	2,050,000	0.05	3.66	$137,000
Granted	16,500,000	0.05	-	-
Exercised	(1,050,000)	(0.01)	-	-
Balance Outstanding December 31, 2021	17,500,000	$0.05	4.67	$-
Exercisable, December 31, 2021	17,500,000	$0.05	4.67	$-

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

The aggregate number of shares of common stock and number of shares of the Company’s common stock that may be subject to incentive stock options granted under the 2018 Plan is 50,000,000 shares, of which 11,445,698 shares have been issued or granted under incentive stock options and 29,451,070 shares of restricted stock have been issued as of December 31, 2021. All shares underlying grants are expected to be issued from the Company’s unissued authorized shares available.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of December 31, 2021, other than discussed below, the Company is not involved in any other pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

On January 20, 2022, we received an Order Directing Examination and Designating Officers to Take Testimony (a “Formal Order”) from the SEC. The Formal Order authorizes that an examination be made to determine whether a stop order should be issued under Section 8(d) of the Securities Act of 1933 with respect to the Company’s Registration Statement on Form S-1, and any supplements and amendments thereto. The Formal Order indicates that the Form S-1 may be deficient in that it may contain untrue statements of material fact or omit to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading concerning, among other things, the Company’s revenue and financial condition.

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

In July 2021, a former employee of the Company filed a small claims case for approximately $16,000 in Harris County, TX, and the Company filed its response on August 2021.  There has been no further communication from the Court. The Company intends to vigorously defend itself against the claim made and believes it will prevail. As of December 31, 2021, the Company has accrued compensation of $18,250 to this former employee which is included in accrued compensation on the accompanying consolidated balance sheet.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

On January 18, 2021, the Company’s board of directors approved a bonus to officers and an employee of the Company in the aggregate amount of $330,000 which deferred and recorded as accrued compensation on the bonus approval date.

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

On December 8, 2021, the Company’s board of directors approved a bonus to certain officers in the aggregate amount of $309,615 which is equal to 50% of their annual compensation. This bonus will be paid 10% in cash ($30,962) which was paid in December 2021 and 90% in equity amounting $278,653 which as of December 31, 2021 has been accrued and included in accrued compensation on the accompanying consolidated balance sheet. On January 6, 2022, the Board of Directors of the Company agreed to satisfy $278,653 of the bonus owed to its executive officers (collectively, the “Management”). Management agreed to accept 278 shares of the Company’s Series B convertible preferred stock in settlement of this accrued compensation.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

Licensing agreement

Pursuant to an agreement dated April 8, 2016, between the Company and Rice University, Rice University has granted a non-exclusive license to the Company, in nanotube-based surface treatment for strengthening glass and related materials under Rice’s intellectual property rights, to use, make, distribute, offer and sell the licensed products specified in the agreement. In consideration for which, the Company had to pay a one-time non-refundable license fee of $10,000 and royalty payments of 5% of net sales of the licensed products during the term of the agreement and a sell-off period of 180 days from termination, In addition, the Company is required to pay for the maintenance of the patents, This agreement will continue until the expiration of the last to expire of the licensed property rights, unless terminated earlier in accordance with the terms of the agreement. There have been no royalty payments paid or due through December 31, 2021.

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

NOTE 12 – INCOME TAXES

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The deferred tax assets on December 31, 2021 and 2020 consist only of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
Income tax benefit at U.S. statutory rate	$(1,497,060)	$(931,233)
Non-deductible expenses	894,825	457,894
Change in valuation allowance	602,235	473,339
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset as of December 31, 2021 and 2020 was as follows:

Deferred Tax Asset:	December 31, 2021	December 31, 2020
Net operating loss carryforward	$1,938,102	$1,335,867
Total deferred tax asset before valuation allowance	1,938,102	1,335,867
Valuation allowance	(1,938,102)	(1,335,867)
Net deferred tax asset	$-	$-

The net operating loss carryforward was approximately $9,229,000 on December 31, 2021. The Company provided a valuation allowance equal to the net deferred income tax asset as of December 31, 2021 and 2020 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. During the year ended December 31, 2021, the valuation allowance increased by $602,235. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership changes that may occur in the future. The potential tax benefit arising from the loss carryforward may be carried forward indefinitely subject to usage limitations.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2021, 2020 and 2019 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 13 – CONCENTRATIONS

Concentrations Of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits. The Company places its cash in banks at levels that, at times, may exceed federally insured limits. On December 31, 2021, the Company had approximately $132,000 of cash in excess of FDIC limits of $250,000. The Company has not experienced any losses in such accounts through December 31, 2021.

Geographic Concentrations of Sales

During the year ended December 31, 2021, all sales were in the United States. For the year ended December 31, 2020, approximately 40.1% of all sales were in the United States, 21.5% of sales were from one customer based in India, and 18.6% of sales were from one customer based in the Philippines. No other geographical area accounting for more than 10% of total sales during the year ended December 31, 2020.

Customer Concentrations

For the year ended December 31, 2021, three customers accounted for approximately 44.2% of total sales (17.4%, 15.3%, and 11.5%, respectively). For the year ended December 31, 2020, two customers accounted for approximately 40.1% of total sales (18.6% and 21.5%, respectively). On December 31, 2021, one customer accounted for 21.4% of the total accounts receivable balance. On December 31, 2020, one customer accounted for 64.0% of the total accounts receivable balance.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 14 – SEGMENT REPORTING

During the year ended December 31, 2020, the Company operated in one reportable business segment, which consisted of the manufacture and sale of a windshield strengthening water repellent solution as well as a disinfection product, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system (the “C-Bond Segment”). During the year ended December 31, 2021, the Company operated in two reportable business segments - (1) the manufacture and sale of a windshield strengthening water repellent solution as well as a disinfection product, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system (the “C-Bond Segment”), and (2) the distribution and installation of window film solutions (the “Mobile Tint Segment”). The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations. Information with respect to these reportable business segments for the years ended December 31, 2021 and 2020 was as follows:

	For the Year Ended December 31,
	2021	2020
		(As Restated)
Revenues:
C-Bond	$434,811	$555,863
Mobile Tint	1,042,017	-
	1,476,828	555,863
Depreciation and amortization:
C-Bond	9,889	14,093
Mobile Tint	36,078	-
	45,967	14,093
Interest expense:
C-Bond	1,372	402
Mobile Tint	3,354	-
Other (a)	278,233	750,782
	282,959	751,184
Net (loss) income:
C-Bond	(2,001,725)	(2,393,269)
Mobile Tint	77,626	-
Other (a)	(5,204,759)	(2,041,174)
	$(7,128,858)	$(4,434,443)

	December 31, 2021	December 31, 2020
Identifiable long-lived tangible assets on December 31, 2021 and 2020 by segment
C-Bond	$8,794	$18,683
Mobile Tint	126,228	-
	$135,022	$18,683

(a)	The Company does not allocate any general and administrative expense of its holding company activities to its reportable segments, because these activities are managed at the corporate level.

NOTE 15 – REVENUE RECOGNITION

In connection with the Company’s C-Bond segment, the revenue that the Company recognizes arises from purchase requests the Company receives from its customers. The Company’s performance obligations under purchase orders or by a verbal order correspond to each shipment of product that the Company makes to its customer under the purchase order or verbal order. As a result, each purchase order or verbal order generally contains more than one performance obligation based on the number of products ordered, the quantity of product to be shipped and the mode of shipment requested by the customer. Control of the Company’s products transfers to its customers when the customer is able to direct the use of, and obtain substantially all of the benefits from, the Company’s products, which generally occurs at the later of when the customer obtains title to the product or when the customer assumes risk of loss of the product. The transfer of control generally occurs at a point of shipment from the Company’s warehouse. Once this occurs, the Company has satisfied its performance obligation and the Company recognizes revenue.  In connection with the Company’s C-Bond segment, when the Company receives a purchase order or verbal order from a customer, the Company is obligated to provide the product during a mutually agreed upon time period. Depending on the terms of the purchase order or verbal order, either the Company or the customer arranges delivery of the product to the customer’s intended destination. In situations where the Company has agreed to arrange delivery of the product to the customer’s intended destination and control of the product transfers upon loading of the Company’s product onto transportation equipment, the Company has elected to account for any freight income associated with the delivery of these products as freight revenue, since this activity fulfills the Company’s obligation to transfer the product to the customer.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

In connection with the Company’s Mobile Tint segment, the revenue that the Company recognizes arises from purchase requests the Company receives from its customers. The Company’s performance obligations under purchase order or a signed proposal correspond to each job for the distribution and installation of window film solutions. As a result, each purchase order or signed proposal generally may contain more than one performance obligation based on the specific job. Control of the Company’s products transfers to its customers when the customer is able to direct the use of, and obtain substantially all of the benefits from, the Company’s products, which generally occurs when the job or a specific portion of the job is completed. Once this occurs, the Company has satisfied its performance obligation and the Company recognizes revenue.  Revenues from contracts for the distribution and installation of window film solutions are recognized over time on the basis of the Company’s estimates of the progress towards completion of contracts using various output of input methods including (1) the ratio of number of labor hours spent compared to the number of estimated labor hours to complete a job, (2) using the milestone method, or (3) using a units completed method. These methods are used because management considers these methods to be the best available measure of progress on these contracts.

Transaction Price

The Company agrees with its customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances, labor costs, and freight. In the Company’s C-Bond contracts with customers, the Company allocates the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Returns of the Company’s product by its customers are permitted only when the product is not to specification and were not material for the years ended December 31, 2021 and 2020. Any sales tax, value added tax, and other tax the Company collects concurrently with its revenue-producing activities are excluded from revenue.

Revenue Disaggregation

The Company tracks its revenue by product. The following table summarizes our revenue by product for the year ended December 31, 2021 and 2020:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
		(As Restated)
C-Bond Secure multi-purpose and BRS ballistic resistant glass protection systems	$184,424	$155,755
C-Bond Nanoshield solution sales	222,999	118,081
Disinfection products	7,306	250,208
C-Bond installation and other services	12,143	8,992
Window tint installation and sales recognized over time	1,042,017	-
Freight and delivery	7,939	22,827
Total	$1,476,828	$555,863

NOTE 16 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITIES

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

In September 2021, the Company entered into a 48-month lease agreement for the lease of office equipment under a non-cancelable operating lease through September 2025. The monthly base rent is $365 per month.

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

During the years ended December 31, 2021 and 2020, in connection with its operating leases, the Company recorded rent expense of $119,192 and $95,811, respectively, which included rent on a short-term lease for a corporate apartment and is expensed during the period and included in operating expenses on the accompanying consolidated statements of operations.

The significant assumption used to determine the present value of the lease liabilities in October 2020 and July 2021 was a discount rate of 12% which was based on the Company’s estimated average incremental borrowing rate.

On December 31, 2021 and 2020, right-of-use asset (“ROU”) is summarized as follows:

	December 31, 2021	December 31, 2020
Office leases and office equipment right of use assets	$269,590	$74,296
Less: accumulated amortization	(18,418)	(52,524)
Balance of ROU assets	$251,172	$21,772

On December 31, 2021 and 2020, operating lease liabilities related to the ROU assets are summarized as follows:

	December 31, 2021	December 31, 2020
Lease liabilities related to office leases right of use assets	$251,246	$22,216
Less: current portion of lease liabilities	(44,927)	(22,216)
Lease liabilities – long-term	$206,319	$-

On December 31, 2021, future minimum base lease payments due under non-cancelable operating leases are as follows:

Year ended December 31,	Amount
2022	$71,578
2023	71,578
2024	71,578
2025	70,483
2026	39,200
Total minimum non-cancelable operating lease payments	324,417
Less: discount to fair value	(73,171)
Total lease liability on December 31, 2021	$251,246

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 17 – RELATED PARTY TRANSACTIONS

Due From Related Party

On December 31, 2021 and 2020, the Company has an amount due from the Company’s chief executive officer of $0 and $5,526 related to the overpayment of accrued compensation, respectively.

In December 2021, the Company advanced $3,750 to a company partially owned by officers of the Company. The advance is non-interest bearing, payable on demand, and is reflected as due from related party on the accompanying consolidated balance sheet.

Sales and Accounts Receivable – Related Party

During the year ended December 31, 2021, the Company recognized sales of $1,200 to a company partially owned by officers of the Company.

NOTE 18 - RESTATEMENT

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

Accordingly, the Company’s consolidated statement of operations and cash flows for the year ended December 31, 2020 have been restated herein. The effect of correcting this error in the Company’s consolidated financial statements on December 31, 2020 and for the year ended December 31, 2020 are summarized and shown in the table as follows:

Consolidated Statement of Operations:

	As Previously Reported	Adjustments	As Restated
Sales	$658,432	$(102,569)	$555,863

Operating Expenses:
General and administrative expenses – bad debt expense	588,302	(102,569)	485,733
Total Operating Expenses	4,892,959	(102,569)	4,790,390

Loss from Operations	$(4,477,033)	$-	$(4,477,033)

Consolidated Statement of Cash Flows:
Net loss	$(4,434,443)	$-	$(4,434,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	202,480	(102,569)	99,911
Change in operating assets and liabilities:
Accounts receivable	(130,188)	102,569	(27,619)

NET CASH USED IN OPERATING ACTIVITIES	$(1,783,027)	$-	$(1,783,027)

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 19 – SUBSEQUENT EVENTS

Issuance of Series B preferred stock for accrued compensation

On January 6, 2022, the Board of Directors of the Company agreed to satisfy $278,653 of accrued compensation owed to its executive officers (collectively, the “Management”) as of December 31, 2021 and included in accrued compensation on the accompanying consolidated balance sheet. Management agreed to accept 278 shares of the Company’s Series B convertible preferred stock in settlement of this accrued compensation.

Common Stock Issued for Conversion of Series C Preferred Stock

On January 12, 2022, the Company issued 1,543,151 shares its common stock upon the conversion of 120 shares of Series C preferred with a stated redemption value of $12,000. The conversion price was based on contractual terms of the related Series C preferred shares.

Common stock issued for Accounts Payable

On January 6, 2022, the Company issued 90,859 common shares upon conversion of accounts payable of $2,180, or $0.024 per common share, based on contemporaneous common share sales by the Company.

Common stock issued for Services Rendered

On March 24, 2022, the Company granted restricted stock awards of 500,000 common shares of the Company to an employee of the Company for services rendered. which were valued at $14,250, or $0.0285 per common share, based on the quoted closing price of the Company’s common stock on the measurement date.

Promissory note

On March 14, 2022, the Company entered into an Original Issue Discount Promissory Note and Security Agreement (the “March 2022 Note”) in the principal amount of $197,500 with Mercer Street Global Opportunity Fund, LLC (the “Investor”). The March 2022 Note was funded on March 14, 2022 and the Company received net proceeds of $175,000 which is net of an Original Issue Discount of $22,500, which included $5,000 of the Investor’s legal fees. The March 2022 Note matures 12 months after issuance and bears interest at a rate of 3% per annum. At any time, the Company may prepay all or any portion of the principal amount of the March 2022 Note and any accrued and unpaid interest without penalty. The March 2022 Note also creates a lien on and grants a priority security interest in all of the Company’s assets.

Common Stock Issued in Connection with March 2022 Note

In connection with the March 2022 Note, the Company issued 823,529 shares of its common stock to the placement agent as fee for the capital raise. The 823,529 shares of common stock issued were recorded as a debt discount of $12,963 based on the relative fair value method to be amortized over the life of the Note.

SEC Order

On January 20, 2022, we received an Order Directing Examination and Designating Officers to Take Testimony (a “Formal Order”) from the SEC. The Formal Order authorizes that an examination be made to determine whether a stop order should be issued under Section 8(d) of the Securities Act of 1933 with respect to the Company’s Registration Statement on Form S-1, and any supplements and amendments thereto. The Formal Order indicates that the Form S-1 may be deficient in that it may contain untrue statements of material fact or omit to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading concerning, among other things, the Company’s revenue and financial condition.