Form 10-Q
period 2022-03-31
C-Bond Systems, Inc
filed 2022-05-16
CIK 1421636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

There were 285,174,171 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding as of May 16, 2022.

C-BOND SYSTEMS, INC.

FORM 10-Q

MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$170,110	$519,898
Accounts receivable, net	307,846	173,248
Inventory	63,078	82,931
Prepaid expenses and other current assets	39,621	151,746
Contract assets	2,540	82,805
Due from related party	3,750	3,750

Total Current Assets	586,945	1,014,378

OTHER ASSETS:
Property and equipment, net	124,738	135,022
Right of use asset, net	264,787	251,172
Intangible asset, net	317,795	330,421
Goodwill	350,491	350,491
Security deposit	6,482	6,482

Total Other Assets	1,064,293	1,073,588

TOTAL ASSETS	$1,651,238	$2,087,966

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible note payable, net	$378,125	$171,875
Notes payable, current portion, net	640,016	488,414
Accounts payable	853,290	831,648
Accrued expenses	462,215	436,733
Accrued compensation	421,606	691,602
Contract liabilities	46,053	10,426
Lease liability, current portion	53,611	44,927

Total Current Liabilities	2,854,916	2,675,625

LONG-TERM LIABILITIES:
Notes payable, net of current portion	530,333	539,440
Lease liability, net of current portion	210,527	206,319

Total Long-term Liabilities	740,860	745,759

Total Liabilities	3,595,776	3,421,384

Commitments and Contingencies (See Note 10)

Series B convertible preferred stock: $0.10 par value, 100,000 shares designated; 1,000 and 722 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively ($1,022,123 redemption and liquidation value at March 31, 2022)	1,022,123	738,611

Series C convertible preferred stock: $0.10 par value, 100,000 shares designated; 18,560 and 18,680 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively ($2,856,238 redemption and liquidation value at March 31, 2022)	1,904,159	1,907,012

SHAREHOLDERS’ DEFICIT:
Preferred stock: $0.10 par value, 2,000,000 shares authorized; 100,000 Series B and 100,000 Series C designated	-	-
Common stock: $0.001 par value, 4,998,000,000 shares authorized; 285,174,171 and 282,216,632 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	285,174	282,217
Additional paid-in capital	54,103,304	53,064,616
Accumulated deficit	(59,435,533)	(57,515,129)
Total C-Bond Systems, Inc. shareholders’ deficit	(5,047,055)	(4,168,296)
Noncontrolling interest	176,235	189,255

Total Shareholders’ Deficit	(4,870,820)	(3,979,041)

Total Liabilities and Shareholders’ Deficit	$1,651,238	$2,087,966

See accompanying unaudited notes to the unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

SALES	$510,709	$155,650

COST OF SALES (excluding depreciation expense)	249,630	31,384

GROSS PROFIT	261,079	124,266

OPERATING EXPENSES:
Compensation and related benefits (including stock-based compensation of $1,014,508 and $3,902,480 for the three months ended March 31, 2022, and 2021, respectively)	1,416,018	4,575,113
Research and development	-	842
Professional fees	314,212	224,753
General and administrative expenses	204,613	169,156

Total Operating Expenses	1,934,843	4,969,864

LOSS FROM OPERATIONS	(1,673,764)	(4,845,598)

OTHER INCOME (EXPENSES):
Gain on debt extinguishment, net	2,925	-
Interest expense	(248,580)	(18,375)

Total Other Income (Expenses)	(245,655)	(18,375)

NET LOSS	(1,919,419)	(4,863,973)

Net loss of subsidiary attributable to noncontrolling interest	13,020	-

NET LOSS ATTRIBUTABLE TO C-BOND SYSTEMS, INC.	(1,906,399)	(4,863,973)

Preferred stock dividend and deemed dividend	(14,005)	(2,855,576)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,920,404)	$(7,719,549)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	283,833,276	230,906,432

See accompanying unaudited notes to the unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Noncontrolling	Shareholders’
	# of Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, December 31, 2021	282,216,632	$282,217	$53,064,616	$(57,515,129)	$189,255	$(3,979,041)

Common shares issued for accounts payable	90,859	90	2,084	-	-	2,174
Common shares issued for compensation	500,000	500	13,750	-	-	14,250
Common shares issued for conversion of Series C preferred stock	1,543,151	1,543	10,457	-	-	12,000
Common stock issued in connection with convertible debt	823,529	824	12,139	-	-	12,963
Preferred stock dividends and deemed dividend	-	-	-	(14,005)	-	(14,005)
Accretion of stock-based compensation	-	-	42,702	-	-	42,702
Beneficial conversion charge for issuance of Series B preferred shares for accrued compensation recorded as stock-based compensation	-	-	957,556	-	-	957,556
Net loss	-	-	-	(1,906,399)	(13,020)	(1,919,419)

Balance, March 31, 2022	285,174,171	$285,174	$54,103,304	$(59,435,533)	$176,235	$(4,870,820)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Noncontrolling	Shareholders’
	# of Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, December 31, 2020	228,346,974	$228,347	$42,573,272	$(45,968,839)	$-	$(3,167,220)

Common shares issued for professional fees	1,550,000	1,550	112,550	-	-	114,100
Common shares issued for compensation	2,700,000	2,700	(2,700)	-	-	-
Common shares issued for accrued compensation	944,767	945	54,796	-	-	55,741
Common shares issued for cashless warrant exercise	1,008,000	1,008	(1,008)	-	-	-
Preferred stock dividends and deemed dividend	-	-	2,845,238	(2,855,576)	-	(10,338)
Accretion of stock-based compensation	-	-	108,554	-	-	108,554
Accretion of stock-based professional fees	-	-	5,000	-	-	5,000
Beneficial conversion charge for issuance of Series B preferred shares for accrued compensation recorded as stock-based compensation	-	-	3,778,810	-	-	3,778,810
Net loss	-	-	-	(4,863,973)	-	(4,863,973)

Balance, March 31, 2021	234,549,741	$234,550	$49,474,512	$(53,688,388)	$-	$(3,979,326)

See accompanying unaudited notes to the unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,919,419)	$(4,863,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	22,910	2,472
Amortization of debt discount to interest expense	207,727	-
Stock-based compensation	1,014,508	3,902,480
Stock-based professional fees	111,800	90,317
Bad debt expense	-	35,000
Non-cash gain on debt extinguishment	(2,925)	-
Lease costs	(723)	(266)
Change in operating assets and liabilities:
Accounts receivable	(134,598)	(22,359)
Inventory	19,853	(252)
Prepaid expenses and other assets	325	3,862
Contract assets	80,265	-
Due from related party	-	(6,826)
Accounts payable	23,816	127,443
Accrued expenses	25,482	17,368
Accrued compensation	11,583	302,001
Contract liabilities	35,627	-

NET CASH USED IN OPERATING ACTIVITIES	(503,769)	(412,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of series C preferred stock	-	250,000
Proceeds from note payable	175,000	-
Repayment of notes payable	(21,019)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	153,981	250,000

NET DECREASE IN CASH	(349,788)	(162,733)

CASH, beginning of period	519,898	323,407

CASH, end of period	$170,110	$160,674

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$4,754	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as prepaid for services	$-	$79,800
Common stock issued for accrued compensation	$-	$40,626
Series B preferred stock issued for accrued compensation	$278,654	$295,000
Common stock issued for accounts payable	$2,174	$-
Preferred stock dividend accrued	$14,005	$10,338
Deemed dividend related to beneficial conversion feature of Series C preferred shares	$-	$2,845,238
Increase in debt discount and paid-in capital for shares issued with convertible debt	$12,963	$-
Conversion of series C preferred stock to common stock	$12,000	$-

See accompanying unaudited notes to the unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 1 - NATURE OF ORGANIZATION

Nature of Organization

C-Bond Systems, Inc., together with its subsidiaries (the “Company”), is a materials development company and sole owner, developer, and manufacturer of the patented C-Bond technology. The Company is engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality, and sustainability of brittle material systems. The Company’s primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally. Additionally, the Company has expanded its product line to include disinfection products. The Company operates in two divisions: (i) C-Bond Transportation Solutions, which sells a windshield strengthening water repellent solution, as well as a disinfection product, and (ii) Patriot Glass Solutions, which sells multi-purpose glass strengthening primer, including ballistic-resistant film systems and a forced entry system, and provides window film mounting solutions.

On June 30, 2021, the Company entered into a Share Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”) with (i) Mobile Tint LLC, a Texas limited liability company doing business as A1 Glass Coating (“Mobile”), (ii) the sole member of Mobile (the “Mobile Shareholder”), and (iii) Michael Wanke as the Representative of the Mobile Shareholder. Pursuant to the Exchange Agreement, the Company agreed to acquire 80% of Mobile’s units, representing 80% of Mobile’s issued and outstanding capital stock (the “Mobile Shares”). On July 22, 2021, the Company closed the Exchange Agreement and acquired 80% of the Mobile Shares. The Mobile Shares were exchanged for 28,021,016 restricted shares of the Company’s common stock in an amount equal to $800,000, divided by the average of the closing prices of the Company’s common stock during the 30-day period immediately prior to the closing. Two years after closing, the Company has the option to acquire the remaining 20% of Mobile’s issued and outstanding membership interests in exchange for a number of shares of the Company’s common stock equal to 300% of Mobile’s average EBIT value, divided by the price of the Company’s common stock as defined in the Exchange Agreement (the “Additional Closing”). Mobile provides quality window tint solutions for auto, home, and business owners across Texas, specializing in automotive window tinting, residential window film, and commercial window film that stop harmful UV rays from passing through its window films for reduced glare, comfortable temperatures, and lower energy bills. Mobile also carries products that offer forced-entry protection and films that protect glass from scratches, graffiti, other types of vandalism, and even bullets, including C-Bond BRS and C-Bond Secure products. As part of the transaction, Mobile’s owner-operator, Mr. Wanke, joined the Company as President of its Patriot Glass Solutions division.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements include the financial statements of its wholly owned subsidiary, C-Bond Systems, LLC, and its 80% owned subsidiary, Mobile since acquiring 80% of Mobile on July 22, 2021. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Certain information and note disclosure normally included in consolidated financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the year ended December 31, 2021 of the Company which were included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2022.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss of $1,919,419 and $4,863,973 for the three months ended March 31, 2022 and 2021, respectively. The net cash used in operations was $503,769 and $412,733 for the three months ended March 31, 2022 and 2021, respectively. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $59,435,533, $4,870,820 and $2,267,971, respectively, on March 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares and preferred shares, and from the issuance of promissory notes and convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts on accounts receivable, the estimates for obsolete or slow moving inventory, estimates used in the calculation of progress towards completion on uncompleted jobs, purchase price allocation of acquired businesses, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the estimate of the fair value lease liability and related right of use asset, the valuation of redeemable and mandatorily redeemable preferred stock, the fair value of derivative liabilities, the value of beneficial conversion features, and the fair value of non-cash equity transactions.

Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash, accounts receivable, contract assets and liabilities, notes payable, convertible note payable, accounts payable, accrued expenses, accrued compensation, and lease liability approximate their fair market value based on the short-term maturity of these instruments.

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

Cash And Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

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

MARCH 31, 2022

(UNAUDITED)

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

Warranty Liability

The Company provides limited warranties on its products for product defects for periods ranging from 12 months to the life of the product. Warranty costs may include the cost of product replacement, refunds, labor costs and other costs. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 12 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets and amounted $26,733 and $26,733 on March 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2022 and 2021, warranty costs amounted to $0 and $100, respectively, which has been deducted from warranty liability.

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

MARCH 31, 2022

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

Shipping and Handling Costs

Shipping and handling costs incurred for product shipped to customers are included in general and administrative expenses and amounted to $3,121 and $5,138 for the three months ended March 31, 2022 and 2021, respectively. Shipping and handling costs charged to customers are included in sales.

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and includes costs such as labor, materials, and other allocated costs incurred. For the three months ended March 31, 2022 and 2021, research and development costs (recovery) incurred in the development of the Company’s products were $0 and $842, respectively, and are included in operating expenses on the accompanying unaudited condensed consolidated statements of operations.

Advertising Costs

The Company may participate in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the three months ended March 31, 2022 and 2021, advertising costs charged to operations were $41,818 and $12,458, respectively and are included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which shall been deducted from sales.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2022 and December 31, 2021, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2017. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of March 31, 2022 and December 31, 2021.

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under the FASB’s Accounting Standards Update (“ASU”) 2016-09 Improvements to Employee Share-Based Payment.

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

All potentially dilutive common shares were excluded from the computation of diluted common shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	March 31,
	2022	2021
Stock options	8,445,698	8,445,698
Warrants	17,500,000	1,000,000
Series B preferred stock	158,829,048	114,598,413
Series C preferred stock	294,603,175	250,793,651
Convertible debt	33,000,000	-
Non-vested, forfeitable common shares	14,270,120	21,028,553
	526,648,041	395,866,315

Segment Reporting

During the three months ended March 31, 2021, the Company operated in one reportable business segment, which consisted of the manufacture and sale of a windshield strengthening water repellent solution, as well as a disinfection product, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system. During the three months ended March 31, 2022, the Company operated in two reportable business segments which consisted of (1) the manufacture and sale of a windshield strengthening water repellent solution as well as a disinfection product, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system, and (2) the distribution and installation of window film solutions. The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations.

Leases

The Company accounts for leases in accordance with ASC 842. The lease standard requires certain leases to be reported on the condensed consolidated balance sheets as right-of-use assets and lease liabilities. The Company elected the practical expedients permitted under the transition guidance of this standard that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. The Company does not reassess whether any contracts entered into prior to adoption are leases or contain leases.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. The Company does not have any finance leases as of March 31, 2022 and December 31, 2021. The Company’s leases generally have terms that range from three to four years for property and equipment and five years for property. The Company elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

Lease liabilities are recognized at the present value of the fixed lease payments using a discount rate based on the Company’s current borrowing rate. Lease assets are recognized based on the initial present value of the fixed lease payments, reduced by landlord incentives, plus any direct costs from executing the leases. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term.

When the Company has the option to extend the lease term, terminate the lease before the contractual expiration date, or purchase the leased asset, and it is reasonably certain that the Company will exercise the option, the Company considers these options in determining the classification and measurement of the lease. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

Noncontrolling Interest

The Company accounts for noncontrolling interest in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ deficit on the consolidated balance sheets and the consolidated net loss attributable to its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations.

Risk and Uncertainties

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely. The Company has been materially affected by the COVID-19 outbreak to date and the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. The Company has seen a material decrease in sales from its international customers as a result of the unprecedented public health crisis from the COVID-19 pandemic and a decrease in domestic sales due to a decrease in business spending on discretionary items. As a result, the Company’s international customers have delayed the ordering of products and have delayed payment of balances due to the Company. As of March 31, 2022 and December 31, 2021, the Company recognized an allowance for losses on accounts receivable in an amount of $31,556. The lack of collection of accounts receivable balances, which the Company believes was attributable to COVID-19, had a material impact on the cash flows of the Company. The Company cannot estimate the duration of the pandemic and the future impact on its business. A severe or prolonged economic downturn could result in a variety of risks to the Company’s business, including weakened demand for its products and a decreased ability to raise additional capital when needed on acceptable terms, if at all. Currently, the Company is unable to estimate the impact of this event on its operations.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE

On March 31, 2022 and December 31, 2021, accounts receivable consisted of the following:

	March 31, 2022	December 31, 2021
Accounts receivable	$339,402	$204,804
Less: allowance for doubtful accounts	(31,556)	(31,556)
Accounts receivable, net	$307,846	$173,248

For the three months ended March 31, 2022 and 2021, bad debt expense amounted to $0 and $35,000, respectively.

NOTE 4 – INVENTORY

On March 31, 2022 and December 31, 2021, inventory consisted of the following:

	March 31, 2022	December 31, 2021
Raw materials	$5,183	$7,141
Finished goods	57,895	120,790
Inventory	63,078	127,931
Less: allowance for obsolete or slow-moving inventory	-	(45,000)
Inventory, net	$63,078	$82,931

For the three months ended March 31, 2022 and 2021, the Company did not record any loss for obsolete or slow-moving inventory.

NOTE 5 – PROPERTY AND EQUIPMENT

On March 31, 2022 and December 31, 2021, property and equipment consisted of the following:

	Useful Life	March 31, 2022	December 31, 2021
Machinery and equipment	5 - 7 years	$124,133	$124,133
Furniture and office equipment	3 - 7 years	32,306	32,306
Vehicles	1 - 5 years	63,009	63,009
Leasehold improvements	3 - 5 years	45,296	45,296
		264,744	264,744
Less: accumulated depreciation		(140,006)	(129,722)
Property and equipment, net		$124,738	$135,022

For the three months ended March 31, 2022 and 2021, depreciation and amortization expense is included in general and administrative expenses and amounted to $10,284 and $2,472, respectively.

NOTE 6 - INTANGIBLE ASSETS AND GOODWILL

On March 31, 2022 and December 31, 2021, intangible assets, which were acquired from Mobile in July 2021, consisted of the following:

	Useful life	March 31, 2022	December 31, 2021
Customer relations	5 years	$212,516	$212,516
Non-compete	5 years	40,000	40,000
Trade name	-	100,000	100,000
		352,516	352,516
Less: accumulated amortization		(34,721)	(22,095)
Intangible assets, net		$317,795	$330,421

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

	Useful life	March 31, 2022	December 31, 2021
Goodwill	-	$350,491	$350,491

For the three months ended March 31, 2022 and 2021, amortization of intangible assets amounted to $12,626 and $0, respectively. On March 31, 2022, accumulated amortization amounted to $29,221 and $5,500 for the customer relations and non-compete, respectively.

Amortization of intangible assets with identifiable useful lives that is attributable to future periods is as follows:

Twelve months ending March 31:	Amount
2023	$50,503
2024	50,503
2025	50,503
2026	50,503
2027	15,783
Total	$217,795

NOTE 7 – CONVERTIBLE NOTE PAYABLE

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

The Note matures 12 months after issuance, bears interest at a rate of 4% per annum, and was initially convertible beginning on the six-month anniversary of the original issue date into the Company’s common stock at a fixed conversion price of $0.025 per share, subject to adjustment for stock splits, stock combinations, dilutive issuances, and similar events, as described in the Note. If the average Closing Price during any 10 consecutive Trading Day period beginning and ending during the 60 Day Effectiveness Period (the “Average Closing Price”) was below the Conversion Price than the conversion price would have been reduced to such Average Closing Price but in no event less than $0.0175. The “60 Day Effectiveness Period” means the 60 calendar days beginning on the day the Registration Statement filed in connection with the Registration Rights Agreement covering the respective Tranche is first declared effective by the SEC.

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

MARCH 31, 2022

(UNAUDITED)

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

(i)	any default in the payment of (A) principal and interest payment under this Note or any other Indebtedness, or (B) Late Fees, liquidated damages and other amounts owing to the Holder of this Note, as and when the same shall become due and payable (whether on a Conversion Date, or the Maturity Date, or by acceleration or otherwise), which default, solely in the case of a default under clause (B) above, is not cured within five Trading Days;

(ii)	the Company or any Subsidiary shall be subject to a Bankruptcy Event;

(iii)	the SEC suspends the Common Stock from trading or the Company’s Common Stock is not listed or quoted for trading on a Trading Market which failure is not cured, if possible to cure, within the earlier to occur of 10 Trading Days after notice of such failure is sent by the Holder or by any other Holder to the Company or the transfer of shares of Common Stock through the Depository Trust Company System is no longer available or is subject to a “chill” by the Depository Trust Company or any successor;

(iv)	the Company shall be a party to any Change of Control Transaction or shall agree to sell or dispose of all or in excess of 50% of its assets in one transaction or a series of related transactions (whether or not such sale would constitute a Change of Control Transaction);

(v)	the Company incurs any Indebtedness other than Permitted Indebtedness;

(vi)	the Company restates any financial statements included in its reports or registration statements filed pursuant to the Securities Act or the Exchange Act for any date or period from two years prior to the Original Issue Date of this Note and until this Note is or the Warrants issued to the Holder are no longer outstanding, if following first public announcement or disclosure that a restatement will occur the VWAP on the next Trading Day is 20% less than the VWAP on the prior Trading Day. For the purposes of this clause the next Trading Day if an announcement is made before 4:00 pm New York, NY time is either the day of the announcement or the following Trading Day. The Company filed a Report on Form 8-K announcing the restatement of its financial statements for the year ended December 31, 2020. Following the first public announcement or disclosure that a restatement occurred, the VWAP on the next Trading Day was not 20% less than the VWAP on the prior Trading Day and accordingly, the default provisions were not triggered.

The Company has also granted the Investor a 12-month (or until the Notes are no longer outstanding) right to participate in specified future financings, up to a level of 30%.

In connection with the SPA, on October 18, 2021, the Company issued 668,151 shares of its common stock to the placement agent as fee for the capital raise. The 668,151 shares of common stock issued were recorded as a debt discount of $14,064 based on the relative fair value method to be amortized over the life of the Note. On October 18, 2021, the 16,500,000 Initial Warrants were valued at $347,142 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note. The original issue discounts of $75,000, placement fees of $60,000, and legal fees of $10,000, aggregating $145,000, was recorded as a debt discount to be amortized into interest expense over the twelve-month term of the note.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

For the three months ended March 31, 2022 and 2021, amortization of debt discounts related to this convertible note payable amounted to $206,250 and $0, respectively, which has been included in interest expense on the accompanying unaudited condensed consolidated statements of operations.

On March 31, 2022 and December 31, 2021, accrued interest payable under this Convertible Note amounted to $15,189 and $7,052, respectively, and is included in accrued expenses on the accompanying unaudited condensed consolidated statements of operations.

On April 20, 2022, the Company and the Investor entered into an Exchange Agreement (the “Exchange Agreement”). The original SPA remains in effect. Per the terms of the Exchange Agreement, the Parties agreed to exchange (i) the Initial Note for a new Convertible Promissory Note (the “New Note”) and (ii) the Initial Warrant for a new five-year warrant to purchase, in the aggregate, 33,000,000 shares of the Company’s common stock at an exercise price of $0.025 per share (the “New Warrant” and together with the New Note, the “New Securities”), according to the terms and conditions of the Exchange Agreement (See Note 16 – Subsequent Events).

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

On October 18, 2021, the fair value of the stock warrants was estimated at issuance using the Binomial Valuation Model with the following assumptions:

Dividend rate	—%
Term (in years)	5 years
Volatility	348.5%
Risk—free interest rate	1.16%

On March 31, 2022 and December 31, 2021, convertible notes payable consisted of the following:

	March 31, 2022	December 31, 2021
Convertible note payable	$825,000	$825,000
Less: unamortized debt discount	(446,875)	(653,125)
Convertible note payable, net	378,125	171,875
Less: current portion of convertible note payable	(378,125)	(171,875)
Convertible note payable – long-term	$-	$-

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 8 – NOTES PAYABLE

On March 31, 2022 and December 31, 2021, notes payable consisted of the following:

	March 31, 2022	December 31, 2021
Notes payable	$1,166,637	$978,925
Note payable – PPP note	37,697	48,929
Total notes payable	1,204,334	1,027,854
Less: unamortized debt discount	(33,985)	-
Note payable, net	1,170,349	1,027,854
Less: current portion of notes payable, net	(640,016)	(488,414)
Notes payable – long-term	$530,333	$539,440

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

Commencing on January 10, 2019 and on or before the 10th day of each month thereafter, the Company should have paid Lender all interest accrued on outstanding principal under the Loan Agreement and Notes as of the end of the month then concluded. Upon the occurrence of any Event of Default and at any time thereafter, Lender may, at its option, declare any and all obligations immediately due and payable without demand or notice. As of September 30, 2021 and December 31, 2020, the Company did not meet the Minimum Asset Amount covenant as defined in the Loan Agreement, failed to timely pay interest payments due, and has violated other default provisions. The note balance due of $400,000 has been reflected as a current liability on the accompanying consolidated balance sheets and interest shall accrue at 18% per annum. The Loan Agreement and Note contain customary representations, warranties, and covenants, including certain restrictions on the Company’s ability to incur additional debt or create liens on its property. The Loan Agreement and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties, breach of covenants, and bankruptcy or insolvency proceedings, the occurrence of which, after any applicable cure period, would permit Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Note, as applicable, and to exercise its remedies with respect to the Collateral, including the sale of the Collateral. On March 31, 2022 and December 31, 2021, principal amount due under this Note amounted to $400,000 and is considered to be in default. On March 31, 2022 and December 31, 2021, accrued interest payable under this Note amounted to $237,995 and $220,241, respectively, and is included in accrued expenses on the accompanying unaudited consolidated statements of operations.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

On May 10, 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) and a Secured Promissory Note (the “Promissory Note”) in the amount of $500,000 with a lender. The Promissory Note shall accrue interest at 8% per annum, compounded annually, and all outstanding principal and accrued interest is due and payable of May 10, 2023. The Company’s obligations under the Loan Agreement and the Promissory Note are secured by a second priority security interest in substantially all of the Company’s assets (the “Collateral”). The Loan Agreement and Promissory Note contain customary representations, warranties, and covenants, including certain restrictions on the Company’s ability to incur additional debt or create liens on its property. The Loan Agreement and the Promissory Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties and bankruptcy or insolvency proceedings, the occurrence of which, after any applicable cure period, would permit Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Promissory Note, as applicable, and to exercise its remedies with respect to the Collateral. Upon the occurrence of an Event of Default under the Loan Agreement and Promissory Note, all amounts then outstanding (including principal and interest) shall bear interest at the rate of 18% per annum, compounded annually until the Event of Default is cured. On March 31, 2022 and December 31, 2021, accrued interest payable under this Promissory Note amounted to $35,726 and $25,863, respectively, and is included in accrued expenses on the accompanying condensed consolidated statement of operations. On March 31, 2022 and December 31, 2021, principal amount due under this Promissory Note amounted to $500,000.

On July 22, 2021, in connection with the acquisition of Mobile Tint, the Company assumed vehicle and equipment loans in the amount of $95,013. These loans bear interest at rates ranging from 6.79% to 8.24% and are payable monthly through April 2025. On March 31, 2022 and December 31, 2021, notes payable related to these vehicle and equipment loans amounted to $69,137 and $78,925, respectively.

On March 14, 2022, the Company entered into an Original Issue Discount Promissory Note and Security Agreement (the “March 2022 Note”) in the principal amount of $197,500 with Mercer Street Global Opportunity Fund, LLC (the “Investor”). The March 2022 Note was funded on March 14, 2022 and the Company received net proceeds of $175,000 which is net of an original issue discount and investor legal fees of $22,500. The original issue discount was recorded as a debt discount to be amortized over the life of the March 2022 note. The March 2022 Note matures 12 months after issuance and bears interest at a rate of 3% per annum. At any time, the Company may prepay all or any portion of the principal amount of the March 2022 Note and any accrued and unpaid interest without penalty. The March 2022 Note also creates a lien on and grants a priority security interest in all the Company’s assets. In connection with the March 2022 Note, the Company issued 823,529 shares of its common stock to the placement agent as fee for the capital raise. The 823,529 shares of common stock issued were recorded as a debt discount of $12,963 based on the relative fair value method to be amortized over the life of the March 2022 Note. For the three months ended March 31, 2022, amortization of debt discount related to the March 2022 Note amounted to $1,477 which has been included in interest expense on the accompanying unaudited condensed consolidated statements of operations. On March 31, 2022, the principal balance due on the March 2022 Note amounted to $197,500 and accrued interest payable amounted to $292.

PPP Loan

On April 28, 2020, the Company entered into a Paycheck Protection Program Promissory Note (the “PPP Note”) with respect to a loan of $156,200 (the “PPP Loan”) from Comerica Bank. The PPP Loan was obtained pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES act”) administered by the U.S. Small Business Administration (“SBA”). The PPP Loan matures on April 28, 2022 and bears interest at a rate of 1.00% per annum. The PPP Loan is payable in 18 equal monthly payments of approximately $8,900 commencing November 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Company may apply to have the loan forgiven pursuant to the terms of the PPP if certain criteria are met. The Company applied for forgiveness of its PPP Loan, and on November 4, 2021, the Company was notified that the Small Business Administration forgave $95,000 of the principal loan amount and $1,442 of interest. As of November 4, 2021, the remaining principal balance of the loan was $61,200 and the remaining accrued interest balance was $935. During the three months ended March 31, 2022, the Company repaid PPP Loan principal of $11,232. On March 31, 2022 and December 31, 2021, the principal amount due under the PPP Loan amounted to $37,697 and $48,929, respectively. As of March 31, 2022 and December 31, 2021, accrued interest payable amounted to $1,085 and $1,031, respectively. For the three months ended March 31, 2022 and 2021, interest expense related to this PPP Loan amounted to $95 and $385, respectively.

On March 31, 2022, future annual maturities of notes payable are as follows:

March 31,	Amount
2023	$674,001
2024	523,147
2025	7,186
Total notes payable on March 31, 2022	$1,204,334

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

MARCH 31, 2022

(UNAUDITED)

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

On January 18, 2021, the Board of Directors of the Company agreed to satisfy $295,000 of accrued compensation owed to its executive officers and former executive officer (collectively, the “Management”) through a Liability Reduction Plan (the “Plan”). Under this Plan, Management agreed to accept 295 shares of the Company’s Series B convertible preferred stock in settlement of accrued compensation. The conversion feature of the Series B Preferred Stock at the time of issuance was determined to be beneficial on the commitment date and accordingly, the Company immediately recorded non-cash stock-based compensation of $3,778,810.

On January 6, 2022, the Board of Directors of the Company agreed to satisfy $278,654 of accrued compensation owed to its executive officers (collectively, the “Management”) as of December 31, 2021 and included in accrued compensation on the accompanying condensed consolidated balance sheet. Management agreed to accept 278 shares of the Company’s Series B convertible preferred stock in settlement of this accrued compensation. The conversion feature of the Series B Preferred Stock at the time of issuance was determined to be beneficial on the commitment date and accordingly, the Company immediately recorded non-cash stock-based compensation of $957,556.

158 Series B Preferred Stock vested on May 1, 2021 and 842 shall vest of May 1, 2023.

During the three months ended March 31, 2022 and 2021, the Company accrued dividends of $4,858 and $3,286, respectively, which was included in preferred stock dividends on the accompanying unaudited condensed consolidated statement of shareholders’ deficit.

As of March 31, 2022, the net Series B Preferred Stock balance was $1,022,123, which includes stated value of $1,000,623 and accrued dividends payable of $21,500. As of December 31, 2021, the net Series B Preferred Stock balance was $738,611, which includes stated value of $721,970 and accrued dividends payable of $16,641.

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

MARCH 31, 2022

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

MARCH 31, 2022

(UNAUDITED)

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

During the three months ended March 31, 2022 and 2021, the Company accrued dividends of $9,147 and $7,052, respectively, which was included in preferred stock dividends on the accompanying unaudited condensed consolidated statements of shareholders’ deficit.

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

As of March 31, 2022, the net Series C Preferred Stock balance was $1,904,159, which includes stated value of $1,856,000 and accrued dividends payable of $48,159. As of December 31, 2021, the net Series C Preferred Stock balance was $1,907,012, which includes stated liquidation value of $1,868,000 and accrued dividends payable of $39,012.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Common Stock

Issuance of Common Stock for Services

Issuance of Common Stock for Professional Fees

On January 6, 2021, the Company issued 100,000 shares of its common stock for business development services rendered. These shares were valued at $10,000, or $0.10 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with the issuance of these shares, during the three months ended March 31, 2021, the Company recorded stock-based professional fees of $10,000.

On February 1, 2021, the Company issued an aggregate of 700,000 shares of its common stock for business development, advisory and consulting services rendered and to be rendered. These shares were valued at $54,600, or $0.078 per common share, based on the quoted closing price of the Company’s common stock on the measurement date and will be amortized into stock-based consulting fees over the term of the agreement or vesting period ranging from immediately to one year. In connection with the issuance of these shares, during the three months ended March 31, 2021, the Company recorded stock-based professional fees of $16,900 and prepaid expenses of $37,700 which was amortized into stock-based professional fees over the remaining term of the agreement or vesting period.

On March 8, 2021, the Company issued an aggregate of 750,000 shares of its common stock for business development and consulting services rendered and to be rendered. These shares were valued at $49,500, or $0.066 per common share, based on the quoted closing price of the Company’s common stock on the measurement date, and will be amortized into stock-based consulting fees over the term of the agreement or vesting period. In connection with the issuance of these shares, during the three months ended March 31, 2021, the Company recorded stock-based professional fees of $20,167 and prepaid expenses of $29,333 which was amortized into stock-based professional fees over the remaining term of the agreement or vesting period.

During the three months ended March 31, 2022, the Company recorded stock-based professional fees of $111,800 in connection with the amortization from prepaid expenses of $111,800 related to common shares previously issued. During the three months ended March 31, 2021, the Company recorded stock-based professional fees of $43,250 in connection with the amortization to prepaid expenses of $38,250 and accretion of stock-based professional fees of $5,000 related to common shares previously issued.

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

On March 24, 2022, the Company granted restricted stock awards of 500,000 vested common shares of the Company to an employee of the Company for services rendered. The awards were valued at $14,250, or $0.0285 per common share, based on the quoted closing price of the Company’s common stock on the measurement date.

During the three months ended March 31, 2022 and 2021, aggregate accretion of stock-based compensation expense on granted common shares amounted to $42,702 and $108,554, respectively. Total unrecognized compensation expense related to these unvested common shares on March 31, 2022 amounted to $6,618 which will be amortized over the remaining vesting period of approximately 0.25 years.

The following table summarizes activity related to non-vested shares:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2021	14,270,120	$0.14
Granted	-	-
Forfeited	-	-
Shares vested	-	-
Non-vested, March 31, 2022	14,270,120	$0.14

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

MARCH 31, 2022

(UNAUDITED)

Common Stock Issued in Connection with Note Payable

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

Common stock issued for Accounts Payable

On January 6, 2022, the Company issued 90,859 common shares upon conversion of accounts payable of $2,174, or $0.024 per common share, based on the quoted closing price of the Company’s common stock on the measurement date.

Common Stock Issued Upon Warrant Exercise

On January 7, 2021, the Company issued 1,008,000 shares of its common stock in connection with the cashless exercise of 1,050,000 warrants. The exercise price was based on contractual terms of the related warrant.

Stock Options

For the three months ended March 31, 2022 and 2021, the Company recorded no compensation expense related to stock options. Total unrecognized compensation expense related to unvested stock options on March 31, 2022 and December 31, 2021 amounted to $0.

Stock option activities for the three months ended March 31, 2022 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2021	8,445,698	$0.40	4.4	$0
Exercised	-	-	-	-
Balance Outstanding, March 31, 2022	8,445,698	$0.40	4.2	$0
Exercisable, March 31, 2022	8,445,698	$0.40	4.2	$0

Warrants

On January 7, 2021, the Company issued 1,008,000 shares of its common stock in connection with the cashless exercise of 1,050,000 warrants. The exercise price was based on contractual terms of the related warrant.

On October 15, 2021, in connection with a Securities Purchase Agreements with an accredited investor (See Note 7), the Company issued warrants to purchase an aggregate amount up to 16,500,000 shares of the Company’s common stock (the “Warrants”). The Warrants were exercisable at any time on or after the date of the issuance and entitled this investor to purchase shares of the Company’s common stock for a period of five years from the initial date the warrants become exercisable. Under the terms of the Warrants, the holder was entitled to exercise the Warrants to purchase up to 16,500,000 shares of the Company’s common stock at an initial exercise price of $0.05, subject to adjustment as detailed in the Warrants. In connection with the issuance of these warrants, on the initial measurement date, the relative fair value of the warrants of $347,142 was recorded as a debt discount and an increase in paid-in capital (See Note 7).

Warrant activities for the three months ended March 31, 2022 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2021	17,500,000	$0.05	4.67	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Balance Outstanding March 31, 2022	17,500,000	$0.05	4.42	$-
Exercisable, March 31, 2022	17,500,000	$0.05	4.42	$-

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The aggregate number of shares of common stock and number of shares of the Company’s common stock that may be subject to incentive stock options granted under the 2018 Plan is 50,000,000 shares, of which 11,445,698 shares have been issued or granted under incentive stock options and 29,451,070 shares of restricted stock have been issued as of March 31, 2022. All shares underlying grants are expected to be issued from the Company’s unissued authorized shares available.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of March 31, 2022, other than discussed below, the Company is not involved in any other pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

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

In July 2021, a former employee of the Company filed a small claims case for approximately $16,000 in Harris County, TX, and the Company filed its response in August 2021.  There has been no further communication from the Court. The Company intends to vigorously defend itself against the claim made and believes it will prevail. As of March 31, 2022 and December 31, 2021, the Company has accrued compensation of $18,250 to this former employee, which is included in accrued compensation on the accompanying unaudited condensed consolidated balance sheets.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The receipt of $1,240,000 in connection with the April 25, 2018 financing triggered the right of the employee to receive the deferred salary and the 5% bonus provision disclosed above.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

On December 8, 2021, the Company’s board of directors approved a bonus to certain officers in the aggregate amount of $309,615 which is equal to 50% of their annual compensation. This bonus will be paid 10% in cash ($30,962) which was paid in December 2021 and 90% in equity amounting $278,653 which as of December 31, 2021 had been accrued and as of December 31, 2021, was included in accrued compensation on the accompanying unaudited consolidated balance sheet. On January 6, 2022, the Board of Directors of the Company agreed to satisfy $278,653 of the bonus owed to its executive officers (collectively, the “Management”). Management agreed to accept 278 shares of the Company’s Series B convertible preferred stock in settlement of this accrued compensation.

Licensing agreement

Pursuant to an agreement dated April 8, 2016, between the Company and Rice University, Rice University has granted a non-exclusive license to the Company, in nanotube-based surface treatment for strengthening glass and related materials under Rice’s intellectual property rights, to use, make, distribute, offer and sell the licensed products specified in the agreement. In consideration for which, the Company had to pay a one-time non-refundable license fee of $10,000 and royalty payments of 5% of net sales of the licensed products during the term of the agreement and a sell-off period of 180 days from termination, In addition, the Company is required to pay for the maintenance of the patents, This agreement will continue until the expiration of the last to expire of the licensed property rights, unless terminated earlier in accordance with the terms of the agreement. There have been no royalty payments paid or due through March 31, 2022.

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

MARCH 31, 2022

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

NOTE 11 – CONCENTRATIONS

Concentrations Of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits. The Company places its cash in banks at levels that, at times, may exceed federally insured limits. On March 31, 2022, the Company did not have any cash in excess of FDIC limits of $250,000. The Company has not experienced any losses in such accounts through March 31, 2022.

Geographic Concentrations of Sales

During the three months ended March 31, 2022 and 2021, all sales were in the United States.

Customer Concentrations

For the three months ended March 31, 2022, three customers accounted for approximately 40.2% of total sales (14.6%, 15.1%, and 10.5%, respectively). For the three months ended March 31, 2021, four customers accounted for approximately 64.9% of total sales (10.0%, 12.9%, 14.3% and 27.7%, respectively). On March 31, 2022, one customer accounted for 44.4% of the total accounts receivable balance.

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

NOTE 12 – SEGMENT REPORTING

During the three months ended March 31, 2021, the Company operated in one reportable business segment, which consisted of the manufacture and sale of a windshield strengthening water repellent solution as well as a disinfection product, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system (the “C-Bond Segment”). During the three months ended March 31, 2022, the Company operated in two reportable business segments - (1) the manufacture and sale of a windshield strengthening water repellent solution as well as a disinfection product, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system (the “C-Bond Segment”), and (2) the distribution and installation of window film solutions (the “Mobile Tint Segment”). The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Information with respect to these reportable business segments for the three months ended March 31, 2022 and 2021 was as follows:

	For the Three Months Ended March 31,
	2022	2021
Revenues:
C-Bond	$99,169	$155,650
Mobile Tint	411,540	-
	510,709	155,650
Depreciation and amortization:
C-Bond	2,294	2,472
Mobile Tint	20,616	-
	22,910	2,472
Interest expense:
C-Bond	-	236
Mobile Tint	3,714	-
Other (a)	244,866	18,139
	248,580	18,375
Net loss:
C-Bond	(285,722)	(755,317)
Mobile Tint	(65,102)	-
Other (a)	(1,568,595)	(4,108,656)
	$(1,919,419)	$(4,863,973)

	March 31, 2022	December 31, 2021
Identifiable long-lived tangible assets on March 31, 2022 and December 31, 2021 by segment
C-Bond	$6,501	$8,794
Mobile Tint	118,237	126,228
	$124,738	$135,022

(a)	The Company does not allocate any general and administrative expense of its holding company activities to its reportable segments, because these activities are managed at the corporate level.

NOTE 13 – REVENUE RECOGNITION

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Transaction Price

The Company agrees with its customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances, labor costs, and freight. In the Company’s C-Bond contracts with customers, the Company allocates the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Returns of the Company’s product by its customers are permitted only when the product is not to specification and were not material for the three months ended March 31, 2022 and 2021. Any sales tax, value added tax, and other tax the Company collects concurrently with its revenue-producing activities are excluded from revenue.

Revenue Disaggregation

The Company tracks its revenue by product. The following table summarizes our revenue by product for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
C-Bond Secure multi-purpose and BRS ballistic resistant glass protection systems	$8,028	$84,308
C-Bond Nanoshield solution sales	78,978	61,384
Disinfection products	10,880	6,700
Window tint installation and sales recognized over time	411,540	-
Freight and delivery	1,283	3,258
Total	$510,709	$155,650

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

In connection with the Exchange Agreement, the Company was named as guarantor (“Guarantor”) of a Commercial Lease Agreement dated July 21, 2021, by and between landlord MDW Management, LLC, a company owned by Mr. Wanke and his wife and tenant Mobile Tint, LLC d/b/a A-1 Glass (the “Lease”). The term of the Lease is 60 months, at a minimum monthly rent of $5,600 (not including tax), with two five-year options for the tenant to renew. The Company’s obligation as Guarantor of the Lease will terminate upon the occurrence of earlier of the following: (i) the date of Guarantor’s acquisition of 100% of the ownership interests of Mobile; (ii) the date that Guarantor beneficially owns less than an eighty percent (80%) ownership interest in Mobile; or (iii) two (2) years from and after the effective date of the guaranty.

In September 2021, the Company entered into a 48-month lease agreement for the lease of office equipment under a non-cancelable operating lease through September 2025. The monthly base rent is $365 per month.

In February 2022, the Company entered into a 36-month lease agreement for the lease of a vehicle under a non-cancelable operating lease through January 2025. The monthly base rent is $788 per month.

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

During the three months ended March 31, 2022 and 2021, in connection with its operating leases, the Company recorded rent expense of $46,527 and $26,168, respectively, which is expensed during the period and included in operating expenses on the accompanying condensed consolidated statements of operations. Additionally, during the three months ended March 31, 2022 and 2021, the Company recorded lease expense of $2,734 and $1,197 in connection with the lease of office equipment and a vehicle.

The significant assumption used to determine the present value of the lease liabilities in February 2022, September 2021 and July 2021 was a discount rates ranging from 4% and 12% which was based on the Company’s estimated average incremental borrowing rate.

On March 31, 2022 and December 31, 2021, right-of-use asset (“ROU”) is summarized as follows:

	March 31, 2022	December 31, 2021
Office leases and office equipment right of use assets	$295,319	$269,590
Less: accumulated amortization	(30,532)	(18,418)
Balance of ROU assets	$264,787	$251,172

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

On March 31, 2022 and December 31, 2021, operating lease liabilities related to the ROU assets are summarized as follows:

	March 31, 2022	December 31, 2021
Lease liabilities related to office leases right of use assets	$264,138	$251,246
Less: current portion of lease liabilities	(53,611)	(44,927)
Lease liabilities – long-term	$210,527	$206,319

On March 31, 2022, future minimum base lease payments due under non-cancelable operating leases are as follows:

Twelve months ended March 31,	Amount
2023	$80,244
2024	81,032
2025	79,456
2026	69,389
2027	22,400
Total minimum non-cancelable operating lease payments	332,521
Less: discount to fair value	(68,383)
Total lease liability on March 31, 2022	$264,138

NOTE 15 – RELATED PARTY TRANSACTIONS

Due From Related Party

In December 2021, the Company advanced $3,750 to a company partially owned by officers of the Company. The advance is non-interest bearing, payable on demand, and is reflected as due from related party on the accompanying condensed consolidated balance sheets.

NOTE 16 – SUBSEQUENT EVENTS

Exchange agreement

On April 20, 2022, the Company and Mercer Street Global Opportunity Fund, LLC (the “Investor”) entered into an Exchange Agreement (the “Exchange Agreement”) that amended a 10% Original Issue Discount Senior Convertible Promissory Note (See Note 7). The original SPA remains in effect. Per the terms of the Exchange Agreement, the Parties agreed to exchange (i) the Initial Note for a new Convertible Promissory Note (the “New Note”) and (ii) the Initial Warrant for a new five-year warrant to purchase, in the aggregate, 33,000,000 shares of the Company’s common stock at an exercise price of $0.025 per share (the “New Warrant” and together with the New Note, the “New Securities”), according to the terms and conditions of the Exchange Agreement. On April 20, 2022, pursuant to the terms of the Exchange Agreement, the Investor surrendered the Prior Securities in exchange for the New Securities. Other than the surrender of the Prior Securities, no consideration of any kind whatsoever was given by the Investor to the Company in connection with the Exchange Agreement. The terms of the New Securities are the same as the Prior Securities except for the pricing of the shares issuable under the New Note and the shares issuable upon exercise of the New Warrant. The New Securities are composed of the New Note, which is a 10% Original Issue Discount Senior Convertible Promissory Note in the principal amount of $825,000, and the New Warrant. The New Note matures on October 15, 2022, bears interest at a rate of 4% per annum, and is initially convertible into the Company’s common stock at a fixed conversion price of $0.0125 per share, subject to adjustment for stock splits, stock combinations, dilutive issuances, and similar events, as described in the New Note.

Note payable – related party

On May 2, 2022, the Company entered into a Promissory Note (the “May 2022 Note”) in the principal amount of $250,000 with the Company’s chief executive officer. The May 2022 Note was funded in May 2022 and the Company received net proceeds of $250,000. The May 2022 Note bears interest at a rate of 6% per annum and all outstanding principal and accrued and unpaid interest is due on May 2, 2024. At any time, the Company may prepay all or any portion of the principal amount of the May 2022 Note and any accrued and unpaid interest without penalty.

Operating lease

On May 4, 2022, the Company entered to an amendment to its lease dated in October 2019, as amended (See Note 14). Pursuant to the amended lease agreement, the term of the current lease, which expires on May 31, 2022, was extended for a period of 36 months commencing on June 1, 2022 and ending on May 31, 2025. Pursuant to the amended lease agreement, from June 1, 2022 to May 31, 2023, monthly rent shall be $5,441, from June 1, 2023 to May 31, 2024, monthly rent shall be $5,604, and from June 1, 2024 to May 31, 2025, monthly rent shall be $5,772 per month.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Forward-Looking Statements” elsewhere in this Report on Form 10-Q. Forward-looking statements include those preceded by, followed by or including the words “will,” “expect,” “intended,” “anticipated,” “believe,” “project,” “forecast,” “propose,” “plan,” “estimate,” “enable,” and similar expressions, including, for example, statements about our business strategy, our industry, our future profitability, growth in the industry sectors we serve, our expectations, beliefs, plans, strategies, objectives, prospects and assumptions, and estimates and projections of future activity and trends in our industry. These forward-looking statements are not a guarantee of future performance. These statements are based on management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, most of which are difficult to predict and many of which are beyond our control, which include, but are not limited to: the risk that we continue to sustain prolonged losses and never achieve profitability, our ability to continue as a going concern, and risks related to protection and maintenance of our intellectual property. You should review the disclosure under the heading “Risk Factors” in our Annual Report on Form 10-K as filed on April 15, 2022, for a discussion of important factors and risks that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Operating Overview

We are a nanotechnology company and sole owner, developer, and manufacturer of the patented C-Bond technology. We are engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality, and sustainability of brittle material systems. Our present primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally. We operate in two divisions: C-Bond Transportation Solutions and Patriot Glass Solutions. C-Bond Transportation Solutions, which sells a windshield strengthening, water repellent solution called C-Bond nanoShield™ as well as a disinfection product, and Patriot Glass Solutions, which sells multi-purpose glass strengthening primer and window film mounting solutions, including C-Bond BRS, a ballistic-resistant film systems, and C-Bond Secure, a forced entry system. The C-Bond technology enables ordinary glass to dissipate energy by permeating the glass surface and detecting microscopic flaws and defects that are randomly distributed all over the glass surface. C-Bond’s unique qualities then work to locate and repair the identified surface imperfections that weaken the glass composite structure and ultimately act as failure initiators. The C-Bond formula is engineered to maintain original glass design integrity while increasing the mechanical performance properties of the glass unit. As a result of the COVID-19 pandemic we created partnerships to distribute disinfection related products, which we began to sell in the second quarter of 2020. The Company currently sells MB-10 Tablets® and Vimoba® Tablets.

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

Going Concern

The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss of $1,919,419 and $4,863,973 for the three months ended March 31, 2022 and 2021, respectively, which included stock-based compensation and stock-based professional fees of $1,126,308 and $3,992,797 for the three months ended March 31, 2022 and 2021, respectively. The net cash used in operations was $503,769 and $412,733 for the three months ended March 31, 2022 and 2021, respectively. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $59,435,533, $4,870,820 and $2,267,971, respectively, on March 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares, preferred shares and from the issuance of convertible and other promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

COVID-19

The COVID-19 pandemic has created significant volatility in the global economy. Global trade conditions and consumer trends that have originated during the pandemic continue to persist and may have a long-lasting adverse impact on us and our industry. For example, the pandemic has resulted in government authorities implementing numerous measures to try to contain the COVID-19 virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders and business shutdowns. While these measures may be relaxed or revised in some areas, there is no guarantee these measures will not be reinstated or resumed due to additional variants of COVID-19 or the inability or ineffectiveness of public health measures to limit the further spread of COVID-19. These measures may adversely impact our employees and operations and the operations of our customers, suppliers, vendors and business partners. These measures by government authorities, or the risks that the measures may be reinstated or resumed, may remain in place for a significant period of time and may adversely affect building plans, sales and marketing activities, business and results of operations. As a result, our customers may delay the ordering of products, and delayed entering into contracts for the delivery and installation of window film, and have delayed payment of balances due to the Company. As of March 31, 2022 and December 31, 2021, we recognized an allowance for losses on accounts receivable in an amount of $31,556. The lack of collection of accounts receivable balances, which the Company believes was attributable to COVID-19, had a material impact on the cash flows of the Company. We cannot estimate the duration of the pandemic and the future impact on our business. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for its products and a decreased ability to raise additional capital when needed on acceptable terms, if at all. Currently, we are unable to estimate the impact of this event on our operations.

Critical Accounting Policies

The following discussion and analysis of our consolidated financial condition and consolidated results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management continually evaluates such estimates, including those related to estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, estimated used in the calculation of percentage of completion on uncompleted jobs, purchase price allocation of acquired businesses, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the estimate of the fair value of the right of use asset and lease liability, the valuation of redeemable and mandatorily redeemable preferred stock, the fair value of derivative liabilities, the value of beneficial conversion features, and the fair value of non-cash equity transactions. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

Segment reporting

During the three months ended March 31, 2021, we operated in one reportable business segment, which consisted of the manufacture and sale of a windshield strengthening water repellent solution as well as a disinfection product, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system. During the three months ended March 31, 2022, we operated in two reportable business segments - (1) the manufacture and sale of a windshield strengthening water repellent solution as well as a disinfection product, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system, and (2) the sale and installation of window film solutions. The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations.

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

Revenue recognition

We follow the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASC 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and requires certain additional disclosures.

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

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under the FASB’s Accounting Standards Update (“ASU”) 2016-09 Improvements to Employee Share-Based Payment.

See Note 2 to our unaudited condensed consolidated financial statements for a summary of significant accounting policies and recent accounting pronouncements.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative condensed consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the years ended December 31, 2021 and 2020 as filed in our annual report on Form 10-K with the SEC on April 15, 2022. The results discussed below are for the three months ended March 31, 2022 and 2021.

Comparison of Results of Operations for the Three Months Ended March 31, 2022 and 2021

Sales

For the three months ended March 31, 2022, sales amounted to $510,709 as compared to $155,650 for the three months ended March 31, 2021, an increase of $355,059, or 228.1%. The increase was primarily attributable to the acquisition of 80% of Mobile on July 22, 2021 which generated sales of $411,540 for the three months ended March 31, 2022, an increase in C-Bond nanoShield solution sales of $17,594, and an increase in disinfectant product of $4,180, offset by a decrease in sales of C-Bond ballistic resistant glass protection systems and C-Bond Secure window film application solution of $76,280 and a decrease in freight and delivery revenue of $1,975.

Cost of Goods Sold

In connection with our C-Bond Solutions segment, cost of goods sold is comprised primarily of cost of raw materials and finished inventory sold, packaging costs, and warranty costs. In connection with our Mobile segment, cost of goods sold is comprised primarily of cost of raw materials such as film, labor, subcontractor costs, equipment rental, and supplies.

For the three months ended March 31, 2022, cost of sales amounted to $249,630 as compared to $31,384 for the three months ended March 31, 2021, an increase of $218,246, or 695.4%. The increase in cost of sales was primarily attributable to the acquisition of 80% of Mobile on July 22, 2021 which generated cost of sales of $230,585 for the three months ended March 31, 2022. This increase was offset by a decrease in cost of sales of C-Bond nanoShield solution, C-Bond ballistic resistant glass protection systems and C-Bond Secure window film application solution and disinfectant products of $12,339 due to a decrease in sales.

Gross Profit

For the three months ended March 31, 2022, gross profit amounted to $261,079, or 51.1% of sales, as compared to $124,266, or 79.8% of sales, for the three months ended March 31, 2021, an increase of $136,813, or 110.1%. This increase in gross profits is primarily attributable to the acquisition of 80% of Mobile Tint, LLC on July 22, 2021, which generated gross profit of $168,970, or 41.1% for the three months ended March 31, 2022, and a decrease in gross profits related to an increase in sales of C-Bond nanoShield solution offset by a decrease in sales of C-Bond ballistic resistant glass protection systems and C-Bond Secure window film application solution, and a decrease in sales of disinfectant products. Generally, we recognize a higher gross profit percentage on the sale of C-bond nanoShield and C-bond ballistic resistant glass protections systems than we do on the sale of disinfection products and from Mobile Tint installations and services.

Operating Expenses

For the three months ended March 31, 2022, operating expenses amounted to $1,934,843 as compared to $4,969,864 for the three months ended March 31, 2021, a decrease of $3,035,021, or 61.1%. For the three months ended March 31, 2022 and 2021, operating expenses consisted of the following:

	Three Months Ended March 31,
	2022	2021
Compensation and related benefits, including stock-based compensation charges of $1,014,508 and $3,902,480 for the three months ended March 31, 2022, and 2021, respectively	$1,416,018	$4,575,113
Research and development	-	842
Professional fees	314,212	224,753
General and administrative expenses	204,613	169,156

Total	$1,934,843	$4,969,864

Compensation and related benefits

For the three months ended March 31, 2022, compensation and related benefits decreased by $3,159,095, or 69.0%, as compared to the three months ended March 31, 2021. This decrease was primarily due to a decrease in stock-based compensation of $2,887,972 and a decrease in compensation and related benefits of $417,196 to C-Bond employees during the three months ended March 31, 2022 primarily attributable to a decrease in bonuses, offset by an increase in compensation and related benefits of $146,073 from the acquisition of Mobile Tint.

On January 6, 2022, the Board of Directors of the Company agreed to satisfy $278,654 of accrued compensation owed to its executive officers (collectively, the “Management”) as of December 31, 2021 and included in accrued compensation on the accompanying condensed consolidated balance sheet. Management agreed to accept 278 shares of the Company’s Series B convertible preferred stock in settlement of this accrued compensation.  The conversion feature of the Series B Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series B Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, the Company immediately recorded non-cash stock-based compensation of $957,556 related to the beneficial conversion feature arising from the issuance of Series B Preferred Stock.

On January 18, 2021, the Board of Directors of the Company agreed to satisfy $295,000 of accrued compensation owed to its executive officers and former executive officer (collectively, the “Management”) through a Liability Reduction Plan (the “Plan”). Under this Plan, Management agreed to accept 295 shares of the Company’s Series B convertible preferred stock in settlement of accrued compensation. The conversion feature of the Series B Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series B Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, the Company immediately recorded non-cash stock-based compensation of $3,778,810 related to the beneficial conversion component arising from the issuance of Series B Preferred Stock.

Research and development

Research and development expenses consist primarily of materials used and allocated overhead expenses. For the three months ended March 31, 2022, research and development expense decreased by $842, or 100.0%, as compared to the three months ended March 31, 2021.

Professional fees

For the three months ended March 31, 2022, professional fees increased by $89,459, or 39.8%, as compared to the three months ended March 31, 2021. This increase primarily related to an increase in accounting fees of $82,324 attributable to the acquisition audits of Mobile Tint, and an increase in consulting fees of $31,129, offset by a decrease in legal fees of $2,853, a decrease in investor relations fees of $20,641, and a decrease in other professional fees of $500.

General and administrative

For the three months ended March 31, 2022, general and administrative expenses increased by $35,457, or 21.0%, as compared to the three months ended March 31, 2021. This increase was primarily attributable to the acquisition of 80% of Mobile that incurred general and administrative expenses of $79,639, an increase in advertising expense of $27,926, offset by a decrease in other general and administrative expenses of $72,108.

Loss from Operations

For the three months ended March 31, 2022, loss from operations decreased by $3,035,021, or 61.1%, as compared to the three months ended March 31, 2021.

Other Expenses, net

For the three months ended March 31, 2022, other expense, net amounted to $245,655 as compared $18,375 for the three months ended March 31, 2021, an increase of $227,280, or 1,236.9%. This increase was due to an increase in interest expense of $230,205 related to an increase in the amortization of debt discount of $207,727 and an increase in interest-bearing debt, offset by an increase in gain on debt extinguishment of $2,925.

Net Loss

Due to factors discussed above, for the three months ended March 31, 2022 and 2021, net loss amounted to $1,919,419 and $4,863,973, respectively. For the three months ended March 31, 2022, net loss attributable to common shareholders, which included dividends accrued on Series B and C preferred stock of $14,005 and the deduction of net loss attributable to noncontrolling interests of $13,020, amounted to $1,920,404, or $(0.01) per basic and diluted common share. For the three months ended March 31, 2021, net loss attributable to common shareholders, which included beneficial conversion features on preferred stock, and the dividends accrued on Series B and C preferred stock of $2,855,576, amounted to $7,719,549, or $(0.03) per basic and diluted common share.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $170,110 and $519,898 as of March 31, 2022 and December 31, 2021, respectively.

Our primary uses of cash have been for compensation and related benefits, fees paid to third parties for professional services, and general and administrative expenses. We have received funds from the sales of products and from various financing activities such as from the sale of preferred shares and from debt financings. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

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

On May 10, 2021, we entered into a Loan and Security Agreement (the “Loan Agreement”) and a Secured Promissory Note (the “Note”) in the amount of $500,000 with a lender. The Note shall accrue interest at 8% per annum, compounded annually, and all outstanding principal and accrued interest is due and payable of May 10, 2023. Our obligations under the Loan Agreement and the Note are secured by a second priority security interest in substantially all of the Company’s assets (the “Collateral”). The Loan Agreement and Note contain customary representations, warranties and covenants, including certain restrictions on our ability to incur additional debt or create liens on its property. The Loan Agreement and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties and bankruptcy or insolvency proceedings, the occurrence of which, after any applicable cure period, would permit Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Note, as applicable, and to exercise its remedies with respect to the Collateral. Upon the occurrence of an Event of Default under the Loan Agreement and Note, all amounts then outstanding (including principal and interest) shall bear interest at the rate of 18% per annum, compounded annually until the Event of Default is cured. On March 31, 2022 and December 31, 2021, principal amount due under this Note amounted to $500,000.

On July 22, 2021, in connection with the acquisition of Mobile Tint, we assumed vehicle and equipment loans in the amount of $95,013. These loans bear interest at rates ranging from 6.79% to 8.24% and are payable monthly through April 2025. On March 31, 2022 and December 31, 2021, notes payable related to these vehicles amounted to $69,138 and $78,925, respectively.

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

On April 20, 2022, the Company and Mercer Street Global Opportunity Fund, LLC (the “Investor”) entered into an Exchange Agreement (the “Exchange Agreement”) that amended a 10% Original Issue Discount Senior Convertible Promissory Note (See Note 7). The original SPA remains in effect. Per the terms of the Exchange Agreement, the Parties agreed to exchange (i) the Initial Note for a new Convertible Promissory Note (the “New Note”) and (ii) the Initial Warrant for a new five-year warrant to purchase, in the aggregate, 33,000,000 shares of the Company’s common stock at an exercise price of $0.025 per share (the “New Warrant” and together with the New Note, the “New Securities”), according to the terms and conditions of the Exchange Agreement. On April 20, 2022, pursuant to the terms of the Exchange Agreement, the Investor surrendered the Prior Securities in exchange for the New Securities. Other than the surrender of the Prior Securities, no consideration of any kind whatsoever was given by the Investor to the Company in connection with the Exchange Agreement. The terms of the New Securities are the same as the Prior Securities except for the pricing of the shares issuable under the New Note and the shares issuable upon exercise of the New Warrant. The New Securities are composed of the New Note, which is a 10% Original Issue Discount Senior Convertible Promissory Note in the principal amount of $825,000, and the New Warrant. The New Note matures on October 15, 2022, bears interest at a rate of 4% per annum, and is initially convertible into the Company’s common stock at a fixed conversion price of $0.0125 per share, subject to adjustment for stock splits, stock combinations, dilutive issuances, and similar events, as described in the New Note.

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

On March 14, 2022, the Company entered into an Original Issue Discount Promissory Note and Security Agreement (the “March 2022 Note”) in the principal amount of $197,500 with Mercer Street Global Opportunity Fund, LLC (the “Investor”). The March 2022 Note was funded on March 14, 2022 and the Company received net proceeds of $175,000 which is net of an Original Issue Discount and investor legal fees of $22,500. The March 2022 Note matures 12 months after issuance and bears interest at a rate of 3% per annum. At any time, the Company may prepay all or any portion of the principal amount of the March 2022 Note and any accrued and unpaid interest without penalty. The March 2022 Note also creates a lien on and grants a priority security interest in all of the Company’s assets.

On May 2, 2022, the Company entered into a Promissory Note (the “May 2022 Note”) in the principal amount of $250,000 with the Company’s chief executive officer. The May 2022 Note was funded in May 2022 and the Company received net proceeds of $250,000. The May 2022 Note bears interest at a rate of 6% per annum and all outstanding principal and accrued and unpaid interest is due on May 2, 2024. At any time, the Company may prepay all or any portion of the principal amount of the May 2022 Note and any accrued and unpaid interest without penalty.

Additional cash liquidity is generated from product sales. However, to date, we are not profitable, and we cannot provide any assurances that we will be profitable. We believe that our existing cash and cash equivalents will not be sufficient to fund our current operating plans.

Cash Flows

For the Three Months Ended March 31, 2022 and 2021

The following table shows a summary of our cash flows for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(503,769)	$(412,733)
Net cash provided by financing activities	$153,981	$250,000
Net decrease in cash	$(349,788)	$(162,733)
Cash - beginning of the period	$519,898	$323,407
Cash - end of the period	$170,110	$160,674

Net Cash Used in Operating Activities:

Net cash flow used in operating activities was $503,769 for the three months ended March 31, 2022 as compared to net cash flow used in operating activities of $412,733 for the three months ended March 31, 2021, an increase of $91,036.

Net cash flow used in operating activities for the three months ended March 31, 2022 primarily reflected a net loss of $1,919,419, which was then adjusted for the add-back (deduction) of non-cash items primarily consisting of depreciation and amortization of $22,910, stock-based compensation expense of $1,014,508, stock-based professional fees of $111,800, amortization of debt discount of $207,727, and a non-cash gain on debt extinguishment of $(2,925), and changes in operating assets and liabilities consisting primarily of an increase in accounts receivable of $134,598, a decrease in inventory of $19,853, a decrease in prepaid expenses of $325, a decrease in contract assets of $80,265, an increase in accounts payable of $23,816, an increase in accrued expenses of $25,482, an increase in accrued compensation of $11,583, and an increase in contract liabilities of $35,627.

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

Net Cash Provided by Financing Activities:

Net cash provided by financing activities was $153,981 for the three months ended March 31, 2022 as compared to $250,000 for the three months ended March 31, 2021.

During the three months ended March 31, 2022, we received net proceeds from a loan of $175,000. These proceeds were offset by the repayment of notes payable of $21,019.

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

As of March 31, 2022, we determined that there was substantial doubt about our ability to maintain operations as a going concern. Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We will seek to raise capital through additional debt and/or equity financings to fund operations in the future. Although we have historically raised capital from sales of common and preferred shares, from the issuance of notes payable, and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially because of a number of factors. We have based this estimate on assumptions that may prove to be wrong and could utilize our available capital resources sooner than we currently expect. Our capital requirements are difficult to forecast. Please see the section titled “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on April 15, 2022 for additional risks associated with our capital requirements.

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

The following tables summarize our contractual obligations as of March 31, 2022, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Notes payable	$1,204,334	$674,001	$530,333	$-	$-
Convertible note payable	825,000	825,000	-	-	-
Interest on notes payable	290,545	290,545	-	-	-
Operating lease gross base rent	332,521	80,244	160,488	91,789	-
Total	$2,652,400	$1,869,790	$690,821	$91,789	$-

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2022, our disclosure controls and procedures were not effective.

As reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, our management concluded that our internal control over financial reporting was not effective as of that date because of a material weakness in our internal control over financial reporting. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting: (1) the lack of multiples levels of management review on complex business, accounting and financial reporting issues, (2) a lack of adequate segregation of duties as a result of our limited financial resources to support hiring of personnel and (3) a lack of review on the recording of revenue transactions and accounts receivable collectability. We developed and implemented system and control procedure manuals and recently implemented controls and procedures in connection with the review of employee expense reports.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	On January 6, 2022, the Company issued 90,859 common shares upon conversion of accounts payable of $2,174, or $0.024 per common share, based on contemporaneous common share sales by the Company.

2.	On January 12, 2022, the Company issued 1,543,151 shares its common stock upon the conversion of 120 shares of Series C preferred with a stated redemption value of $12,000. The conversion price was based on contractual terms of the related Series C preferred shares.

3.	On March 24, 2022, the Company granted restricted stock awards of 500,000 common shares of the Company to an employee of the Company for services rendered. which were valued at $14,250, or $0.0285 per common share, based on the quoted closing price of the Company’s common stock on the measurement date.

4.	In connection with the March 2022 Note, the Company issued 823,529 shares of its common stock to the placement agent as fee for the capital raise. The 823,529 shares of common stock issued were recorded as a debt discount of $12,963 based on the relative fair value method to be amortized over the life of the Note.

The above securities were issued in reliance upon the exemptions provided by Section 4(a)(2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Since June 30, 2019, we were in default of certain requirements under a Loan Agreement with a principal amount of $400,000, including not meeting the requirement regarding minimum asset amount as defined therein. Upon the occurrence of such event of defaults, the Lender may, at its option and in accordance with the Loan Agreement, declare all obligations immediately due and payable, however, as of the date of this Report, the Lender has not made any such declaration. As of March 31, 2022 and as of the date of this report, we are in default on monthly interest payments of $237,995.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
4.1	Original Issue Discount Promissory Note and Security Agreement dated March 14, 2022, between C-Bond Systems, Inc. and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2022).
4.2	Original Issue Discount Senior Convertible Promissory Note, dated April 20, 2022, between C-Bond Systems, Inc. and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2022).
4.3

Common Stock Purchase Warrant dated April 20, 2022, between C-Bond Systems, Inc. and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2022).

10.1	Exchange Agreement, dated April 20, 2022, between C-Bond Systems, Inc. and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2022).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C-BOND SYSTEMS, INC.

Dated: May 16, 2022	By:	/s/ Scott R. Silverman
Scott R. Silverman
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)