Form 10-Q
period 2022-06-30
C-Bond Systems, Inc
filed 2022-08-15
CIK 1421636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

There were 319,061,272 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding as of August 15, 2022.

C-BOND SYSTEMS, INC.

FORM 10-Q

JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$244,548	$519,898
Accounts receivable, net	249,827	173,248
Inventory	62,646	82,931
Prepaid expenses and other current assets	109,353	151,746
Contract assets	-	82,805
Due from related party	-	3,750

Total Current Assets	666,374	1,014,378

OTHER ASSETS:
Property and equipment, net	114,609	135,022
Right of use asset, net	431,125	251,172
Intangible asset, net	305,169	330,421
Goodwill	350,491	350,491
Security deposit	6,482	6,482

Total Other Assets	1,207,876	1,073,588

TOTAL ASSETS	$1,874,250	$2,087,966

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible notes payable, net	$404,063	$171,875
Notes payable, net	1,129,798	488,414
Accounts payable	829,576	831,648
Accrued expenses	514,068	436,733
Accrued compensation	444,299	691,602
Contract liabilities	27,302	10,426
Lease liability	111,928	44,927

Total Current Liabilities	3,461,034	2,675,625

LONG-TERM LIABILITIES:
Notes payable, less current portion	21,041	539,440
Note payable - related party	250,000	-
Lease liability, less current portion	320,020	206,319

Total Long-term Liabilities	591,061	745,759

Total Liabilities	4,052,095	3,421,384

Commitments and Contingencies (See Note 10)

Series B convertible preferred stock: $0.10 par value, 100,000 shares designated; 1,000 and 722 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively ($1,027,112 redemption and liquidation value at June 30, 2022)	1,027,112	738,611

Series C convertible preferred stock: $0.10 par value, 100,000 shares designated; 17,540 and 18,680 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively ($2,716,633 redemption and liquidation value at June 30, 2022)	1,811,090	1,907,012

SHAREHOLDERS’ DEFICIT:
Preferred stock: $0.10 par value, 2,000,000 shares authorized; 100,000 Series B and 100,000 Series C designated	-	-
Common stock: $0.001 par value, 4,998,000,000 shares authorized; 307,108,719 and 282,216,632 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	307,109	282,217
Additional paid-in capital	54,963,116	53,064,616
Accumulated deficit	(60,452,441)	(57,515,129)
Total C-Bond Systems, Inc. shareholders’ deficit	(5,182,216)	(4,168,296)
Noncontrolling interest	166,169	189,255

Total Shareholders’ Deficit	(5,016,047)	(3,979,041)

Total Liabilities and Shareholders’ Deficit	$1,874,250	$2,087,966

See accompanying unaudited notes to the unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

SALES	$540,367	$133,670	$1,051,076	$289,320

COST OF SALES (excluding depreciation expense)	209,704	24,167	459,334	55,551

GROSS PROFIT	330,663	109,503	591,742	233,769

OPERATING EXPENSES:
Compensation and related benefits (including stock-based compensation of $6,618 and $51,192 for the three months ended June 30, 2022, and 2021, and $1,021,126 and $3,953,672 for the six months ended June 30, 2022 and 2021, respectively)	424,714	355,818	1,840,732	4,930,931
Research and development	-	(3,246)	-	(2,404)
Professional fees	132,052	292,193	446,264	516,946
General and administrative expenses	185,391	86,367	390,004	255,523

Total Operating Expenses	742,157	731,132	2,677,000	5,700,996

LOSS FROM OPERATIONS	(411,494)	(621,629)	(2,085,258)	(5,467,227)

OTHER INCOME (EXPENSES):
Loss on debt extinguishment, net	(234,320)	-	(231,395)	-
Other income	-	67,778	-	67,778
Interest expense	(362,305)	(25,174)	(610,885)	(43,549)
Interest expense - related party	(1,233)	-	(1,233)	-

Total Other Income (Expenses)	(597,858)	42,604	(843,513)	24,229

NET LOSS	(1,009,352)	(579,025)	(2,928,771)	(5,442,998)

Net loss of subsidiary attributable to noncontrolling interest	10,066	-	23,086	-

NET LOSS ATTRIBUTABLE TO C-BOND SYSTEMS, INC.	(999,286)	(579,025)	(2,905,685)	(5,442,998)

Preferred stock dividend and deemed dividend	(17,622)	(11,478)	(31,627)	(2,867,054)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,016,908)	$(590,503)	$(2,937,312)	$(8,310,052)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	294,776,031	239,297,760	289,334,882	235,125,277

See accompanying unaudited notes to the unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total Shareholders’
	# of Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, December 31, 2021	282,216,632	$282,217	$53,064,616	$(57,515,129)	$189,255	$(3,979,041)

Common stock issued for accounts payable	90,859	90	2,084	-	-	2,174
Common stock issued for compensation	500,000	500	13,750	-	-	14,250
Common stock issued for conversion of Series C preferred stock	1,543,151	1,543	10,457	-	-	12,000
Common stock issued in connection with convertible debt	823,529	824	12,139	-	-	12,963
Preferred stock dividends and deemed dividend	-	-	-	(14,005)	-	(14,005)
Accretion of stock-based compensation	-	-	42,702	-	-	42,702
Beneficial conversion charge for issuance of Series B preferred shares for accrued compensation recorded as stock-based compensation	-	-	957,556	-	-	957,556
Net loss	-	-	-	(1,906,399)	(13,020)	(1,919,419)

Balance, March 31, 2022	285,174,171	285,174	54,103,304	(59,435,533)	176,235	(4,870,820)

Common stock issued for professional fees	7,000,000	7,000	95,000	-	-	102,000
Common stock issued for conversion of Series C preferred stock	13,184,548	13,185	88,815	-	-	102,000
Common stock issued in connection with debt	1,750,000	1,750	30,986	-	-	32,736
Preferred stock dividends and deemed dividend	-	-	3,702	(17,622)	-	(13,920)
Accretion of stock-based compensation	-	-	6,618	-	-	6,618
Relative fair value of warrants issued in connection with debt	-	-	325,785	-	-	325,785
Beneficial conversion feature on convertible debt	-	-	469,899	-	-	469,899
Beneficial conversion feature buyback related to debt extinguishment	-	-	(160,993)	-	-	(160,993)
Net loss	-	-	-	(999,286)	(10,066)	(1,009,352)

Balance, June 30, 2022	307,108,719	$307,109	$54,963,116	$(60,452,441)	$166,169	$(5,016,047)

	Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total Shareholders’
	# of Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, December 31, 2020	228,346,974	$228,347	$42,573,272	$(45,968,839)	$-	$(3,167,220)

Common stock issued for professional fees	1,550,000	1,550	112,550	-	-	114,100
Common stock issued for compensation	2,700,000	2,700	(2,700)	-	-	-
Common stock issued for accrued compensation	944,767	945	54,796	-	-	55,741
Common stock issued for cashless warrant exercise	1,008,000	1,008	(1,008)	-	-	-
Preferred stock dividends and deemed dividend	-	-	2,845,238	(2,855,576)	-	(10,338)
Accretion of stock-based compensation	-	-	108,554	-	-	108,554
Accretion of stock-based professional fees	-	-	5,000	-	-	5,000
Beneficial conversion charge for issuance of Series B preferred shares for accrued compensation recorded as stock-based compensation	-	-	3,778,810	-	-	3,778,810
Net loss	-	-	-	(4,863,973)	-	(4,863,973)

Balance, March 31, 2021	234,549,741	234,550	49,474,512	(53,688,388)	-	(3,979,326)

Accretion of stock-based compensation	-	-	51,192	-	-	51,192
Common stock issued for professional fees	2,700,000	2,700	138,300	-	-	141,000
Common stock issued for accounts payable	3,801,224	3,801	114,037	-	-	117,838
Preferred stock dividends and deemed dividend	-	-	-	(11,478)	-	(11,478)
Net loss	-	-	-	(579,025)	-	(579,025)

Balance, June 30, 2021	241,050,965	$241,051	$49,778,041	$(54,278,891)	$-	$(4,259,799)

See accompanying unaudited notes to the unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,928,771)	$(5,442,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	45,665	4,944
Amortization of debt discount to interest expense	527,219	-
Stock-based compensation	1,021,126	3,953,672
Stock-based professional fees	124,050	261,467
Bad debt expense	7,716	35,000
Non-cash loss on debt extinguishment	231,395	-
Lease costs	749	(444)
Change in operating assets and liabilities:
Accounts receivable	(80,545)	(23,729)
Inventory	20,285	3,128
Prepaid expenses and other assets	20,343	7,724
Contract assets	82,805	-
Due from related party	-	(7,041)
Accounts payable	102	70,436
Accrued expenses	77,335	36,378
Accrued compensation	34,276	309,500
Contract liabilities	16,876	-

NET CASH USED IN OPERATING ACTIVITIES	(799,374)	(791,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of series C preferred stock	-	250,000
Proceeds from note payable - related party	250,000	-
Proceeds from convertible notes payable	148,420	-
Proceeds from note payable	175,000	500,000
Repayment of notes payable	(49,396)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	524,024	750,000

NET DECREASE IN CASH	(275,350)	(41,963)

CASH, beginning of period	519,898	323,407

CASH, end of period	$244,548	$281,444

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$8,354	$1,371
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as prepaid for services	$102,000	$79,800
Common stock issued for accrued compensation	$-	$40,626
Series B preferred stock issued for accrued compensation	$278,654	$295,000
Common stock issued for accounts payable	$2,174	$117,838
Preferred stock dividend accrued	$27,925	$21,816
Deemed dividend related to ratchet provision	$3,702	$-
Deemed dividend related to beneficial conversion feature of Series C preferred shares	$-	$2,845,238
Increase in debt discount and paid-in capital for shares issued with convertible debt	$45,699	$-
Increase in debt discount and paid-in capital for warrants issued with convertible debt	$325,785	$-
Increase in debt discount and paid-in capital for beneficial conversion feature on convertible debt	$469,899	$-
Conversion of series C preferred stock to common stock	$114,000	$-

See accompanying unaudited notes to the unaudited condensed consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss of $2,928,771 and $5,442,998 for the six months ended June 30, 2022 and 2021, respectively. The net cash used in operations was $799,374 and $791,963 for the six months ended June 30, 2022 and 2021, respectively. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $60,452,441, $5,016,047 and $2,794,660, respectively, on June 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares and preferred shares, and from the issuance of promissory notes and convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the six months ended June 30, 2022 and 2021 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete or slow moving inventory, estimates used in the calculation of progress towards completion on uncompleted jobs, purchase price allocation of acquired businesses, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the estimate of the fair value lease liability and related right of use asset, the valuation of redeemable and mandatorily redeemable preferred stock, the value of beneficial conversion features and deemed dividends, and the fair value of non-cash equity transactions.

Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash, accounts receivable, contract assets and liabilities, notes payable, convertible note payable, accounts payable, accrued expenses, accrued compensation, and lease liabilities approximate their fair market value based on the short-term maturity of these instruments.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Warranty Liability

The Company provides limited warranties on its products for product defects for periods ranging from 12 months to the life of the product. Warranty costs may include the cost of product replacement, refunds, labor costs and other costs. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 12 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets and amounted $26,733 and $26,733 on June 30, 2022 and December 31, 2021, respectively. For the six months ended June 30, 2022 and 2021, warranty costs amounted to $0 and $0, respectively.

Beneficial Conversion Feature

Convertible debt includes conversion terms that are considered in the money compared to the market price of the stock on the date of the related agreement. The Company calculates the beneficial conversion feature and records a debt discount with the amount being amortized to interest expense over the term of the note.

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

Shipping and Handling Costs

Shipping and handling costs incurred for product shipped to customers are included in general and administrative expenses and amounted to $6,860 and $6,896 for the six months ended June 30, 2022 and 2021, respectively. Shipping and handling costs charged to customers are included in sales.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and includes costs such as labor, materials, and other allocated costs incurred. For the six months ended June 30, 2022 and 2021, research and development costs (recovery) incurred in the development of the Company’s products were $0 and $(2,404), respectively, and are included in operating expenses on the accompanying unaudited condensed consolidated statements of operations.

Advertising Costs

The Company may participate in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the six months ended June 30, 2022 and 2021, advertising costs charged to operations were $55,829 and $21,296, respectively and are included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which shall been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2022 and December 31, 2021, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2017. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of June 30, 2022 and December 31, 2021.

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

JUNE 30, 2022

(UNAUDITED)

All potentially dilutive common shares were excluded from the computation of diluted common shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	June 30,
	2022	2021
Stock options	8,445,698	8,445,698
Warrants	34,000,000	1,000,000
Series B preferred stock	158,829,048	114,598,413
Series C preferred stock	278,412,698	250,793,651
Convertible debt	92,727,273	-
Non-vested, forfeitable common shares	13,970,120	13,270,120
	586,384,837	388,107,882

Segment Reporting

During the six months ended June 30, 2021, the Company operated in one reportable business segment, which consisted of the manufacture and sale of a windshield strengthening water repellent solution, as well as a disinfection product, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system. During the six months ended June 30, 2022, the Company operated in two reportable business segments which consisted of (1) the manufacture and sale of a windshield strengthening water repellent solution as well as a disinfection product, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system, and (2) the distribution and installation of window film solutions. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations and locations.

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

The Company categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. The Company does not have any finance leases as of June 30, 2022 and December 31, 2021. The Company’s leases generally have terms that range from three to four years for property and equipment and five years for property. The Company elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Risk and Uncertainties

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company was been materially affected by the COVID-19 outbreak to date and the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. The Company saw a material decrease in sales from its international customers as a result of the unprecedented public health crisis from the COVID-19 pandemic and a decrease in domestic sales due to a decrease in business spending on discretionary items. As a result, during 2021 and 2020, the Company’s international customers delayed the ordering of products and delayed or defaulted on payment of balances due to the Company. The lack of collection of accounts receivable balances, which the Company believes was attributable to COVID-19, had a material impact on the cash flows of the Company. The Company cannot estimate the duration of the pandemic and the future impact on its business. A severe or prolonged economic downturn could result in a variety of risks to the Company’s business, including weakened demand for its products and a decreased ability to raise additional capital when needed on acceptable terms, if at all. Currently, the Company is unable to estimate the impact of this event on its operations.

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

NOTE 3 – ACCOUNTS RECEIVABLE

On June 30, 2022 and December 31, 2021, accounts receivable consisted of the following:

	June 30, 2022	December 31, 2021
Accounts receivable	$285,349	$204,804
Less: allowance for doubtful accounts	(35,522)	(31,556)
Accounts receivable, net	$249,827	$173,248

For the six months ended June 30, 2022 and 2021, bad debt expense amounted to $7,716 and $35,000, respectively.

NOTE 4 – INVENTORY

On June 30, 2022 and December 31, 2021, inventory consisted of the following:

	June 30, 2022	December 31, 2021
Raw materials	$2,495	$7,141
Finished goods	60,151	120,790
Inventory	62,646	127,931
Less: allowance for obsolete or slow-moving inventory	-	(45,000)
Inventory, net	$62,646	$82,931

For the six months ended June 30, 2022 and 2021, the Company did not record any loss for obsolete or slow-moving inventory.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 5 – PROPERTY AND EQUIPMENT

On June 30, 2022 and December 31, 2021, property and equipment consisted of the following:

	Useful Life	June 30, 2022	December 31, 2021
Machinery and equipment	5 - 7 years	$124,133	$124,133
Furniture and office equipment	3 - 7 years	32,306	32,306
Vehicles	1 - 5 years	63,009	63,009
Leasehold improvements	3 - 5 years	45,296	45,296
		264,744	264,744
Less: accumulated depreciation		(150,135)	(129,722)
Property and equipment, net		$114,609	$135,022

For the six months ended June 30, 2022 and 2021, depreciation and amortization expense is included in general and administrative expenses and amounted to $20,413 and $4,944, respectively.

NOTE 6 - INTANGIBLE ASSETS AND GOODWILL

On June 30, 2022 and December 31, 2021, intangible assets, which were acquired from Mobile in 2021, consisted of the following:

	Useful life	June 30, 2022	December 31, 2021
Customer relations	5 years	$212,516	$212,516
Non-compete	5 years	40,000	40,000
Trade name	-	100,000	100,000
		352,516	352,516
Less: accumulated amortization		(47,347)	(22,095)
Intangible assets, net		$305,169	$330,421

	Useful life	June 30, 2022	December 31, 2021
Goodwill	-	$350,491	$350,491

For the six months ended June 30, 2022 and 2021, amortization of intangible assets amounted to $25,252 and $0, respectively. On June 30, 2022, accumulated amortization amounted to $39,847 and $7,500 for the customer relations and non-compete, respectively.

Amortization of intangible assets with identifiable useful lives that is attributable to future periods is as follows:

Twelve months ending June 30:	Amount
2023	$50,503
2024	50,503
2025	50,503
2026	50,503
2027	3,157
Total	$205,169

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 7 – CONVERTIBLE NOTE PAYABLE

Mercer Convertible Debt

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

JUNE 30, 2022

(UNAUDITED)

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

In connection with the SPA, on October 18, 2021, the Company issued 668,151 shares of its common stock to the placement agent as fee for the capital raise. The 668,151 shares of common stock issued were recorded as a debt discount of $14,064 based on the relative fair value method to be amortized over the life of the Note. The 16,500,000 Initial Warrants were valued at $347,142 using the relative fair value method and recorded as a debt discount to be amortized over the life of the note. The original issue discounts of $75,000, placement fees of $60,000, and legal fees of $10,000, aggregating $145,000, was recorded as a debt discount to be amortized into interest expense over the twelve-month term of the note. Additionally, the Initial Note was convertible into common shares at an initial conversion price of is $0.025 which was lower than the fair value of common shares based on the quoted closing price of the Company’s common stock on the measurement date. Since warrants and common shares were issued with the Initial Note, the proceeds were allocated to the instrument based on relative fair value. The Initial Warrants did not contain any features requiring liability treatment and therefore were classified as equity. The value allocated to the Initial Warrants and common shares issued was $347,142 and $14,064, respectively, and $318,794 was allocated to the beneficial conversion feature. Since the intrinsic value of the beneficial conversion feature, warrants and common shares was greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the beneficial conversion feature, warrants and common shares issued was limited to the amount of the proceeds allocated to the convertible instrument. Accordingly, the Company recorded an aggregate non-cash debt discount of $680,000 with the credit to additional paid in capital. This debt discount was amortized to interest expense over the term of the Convertible Note through the date Exchange Agreement discussed below.

On April 20, 2022, the Company and the Investor entered into an Exchange Agreement (the “Exchange Agreement”). The original SPA remains in effect. Per the terms of the Exchange Agreement, the Parties agreed to exchange (i) the Initial Note for a new Convertible Promissory Note (the “New Note”) and (ii) the Initial Warrant for a new five-year warrant to purchase, in the aggregate, 33,000,000 shares of the Company’s common stock at an exercise price of $0.025 per share (the “New Warrant” and together with the New Note, the “New Securities”), according to the terms and conditions of the Exchange Agreement. On April 20, 2022, pursuant to the terms of the Exchange Agreement, the Investor surrendered the Prior Securities in exchange for the New Securities. Other than the surrender of the Prior Securities, no consideration of any kind whatsoever was given by the Investor to the Company in connection with the Exchange Agreement. The terms of the New Securities are the same as the Prior Securities except for the pricing of the shares issuable under the New Note and the shares issuable upon exercise of the New Warrant. The New Securities are composed of the New Note, which is a 10% Original Issue Discount Senior Convertible Promissory Note in the principal amount of $825,000, and the New Warrant. The New Note matures on October 15, 2022, bears interest at a rate of 4% per annum, and is initially convertible into the Company’s common stock at a fixed conversion price of $0.0125 per share, subject to adjustment for stock splits, stock combinations, dilutive issuances, and similar events, as described in the New Note. If the average Closing Price during any 10 consecutive Trading Day period beginning and ending during the 60 Day Effectiveness Period (the “Average Closing Price”) is below the Conversion Price than the conversion price will be reduced to such Average Closing Price but in no event less than $0.00875.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

In accordance with ASC 470-50, Debt Modifications and Extinguishments, the Company performed an assessment of whether the Exchange Agreement transaction was deemed to be new debt, a modification of existing debt, or an extinguishment of existing debt. The Company evaluated the April 20, 2022 Exchange Agreement for debt modification and concluded that the debt qualified for debt extinguishment. On April 20, 2022, the Company agreed to reduce the conversion price from $0.025 per share to $0.0125 per share, and to cancel the Initial Warrant to purchase 16,500,000 shares of common exercisable at $0.05 per shares, and to issue a New Warrant to purchase 33,000,000 shares exercisable at $0.025 per share. All other terms of the convertible note and warrants remain unchanged, and therefore did not change the cash flows of the note. The New Warrants did not contain any features requiring liability treatment and therefore were classified as equity.

The Company determined the transaction was considered a debt extinguishment because of the change in conversion price was substantial. Upon extinguishment, the Company had $395,312 of unamortized initial debt discount recorded which it wrote off, and the Company recorded a buyback of $160,993 which represents the reversal of calculated beneficial conversion feature on the initial debt upon settlement, for an aggregate net loss on debt extinguishment of $234,320. The Company recorded a new debt discount in connection with the New Note which was calculated based on the relative fair value of the New Warrants of $325,785. Additionally, the New Note is convertible into common shares at an initial conversion price of $0.0125 which was lower than the fair value of common shares based on the quoted closing price of the Company’s common stock on the measurement date. The value allocated to the New Warrants was $325,785, and $354,215 was allocated to the beneficial conversion feature. Since the intrinsic value of the beneficial conversion feature and warrants was greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the beneficial conversion feature and warrants issued was limited to the amount of the proceeds allocated to the convertible instrument. Accordingly, the Company recorded an aggregate non-cash debt discount of $680,000 with the credit to additional paid in capital. This debt discount will be amortized to interest expense over the remaining term of the Convertible Note.

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

On October 18, 2021 and April 20, 2022 (the Exchange Agreement date), the fair value of the stock warrants were estimated at issuance using the Binomial Valuation Model with the following assumptions:

	2022	2021
Dividend rate	—%	—%
Term (in years)	4 years	5 years
Volatility	246.6% to 329.6%	348.5%
Risk—free interest rate	2.79% to 3.12%	1.16%

At any time this Note or any amounts accrued and payable thereunder remain outstanding, the Company or any Subsidiary, as applicable, sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any Person to acquire shares of the Company’s common stock at an effective price per share that is lower than the conversion price then in effect (such lower price, the “Base Conversion Price” and each such issuance or announcement a “Dilutive Issuance”), then the conversion price shall be immediately reduced to equal the Base Conversion Price. Such adjustment shall be made whenever such common stock or common stock equivalents are issued. On June 23, 2022, the Company issued common stock equivalents with an initial conversion price of $0.011 per share and accordingly, the conversion price and warrant down-round provisions were triggered. As a result, the conversion price of the New April 2022 Note was reduced to $0.011 per share and the exercise price of the New April 2022 Warrant was lowered to $0.011. As a result of the June 23, 2022 down-round provisions, the Company calculated the difference between the warrants fair value on June 23, 2022, the date the down-round feature was triggered using the then current exercise price of $0.025 and the new exercise price of $0.011. On June 23, 2022, the Company recorded a deemed dividend of $3,702 which represents the fair value transferred to the warrant holders from the down round feature being triggered. No additional beneficial conversion feature amount was recorded based on the June 23, 2022 valuation as the ratcheted beneficial conversion feature value was lower than the original amount.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

GS Capital Convertible Debt

On June 23, 2022, the Company entered into entered into a Securities Purchase Agreement (“Agreement”) with GS Capital Partners, LLC (“GS Capital”), pursuant to which a Promissory Note (the “GS Capital Note”) was made to GS Capital in the aggregate principal amount of $195,000. The Note was purchased for $176,000, reflecting an original issuance discount of $19,000, and was funded on June 24, 2022 (less legal and other administrative fees). The Company further issued GS Capital a total of 1,750,000 commitment shares (“Commitment Shares”) as additional consideration for the purchase of the Note (See Note 9). Principal and interest payments shall be made in 10 instalments of $21,060 each beginning on the 90th-day anniversary following the issue date and continuing thereafter each 30 days for nine months. The GS Capital Note matures 12 months after issuance and bears interest at a rate of 8% per annum. GS Capital shall have the right at any time following an Event of Default to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under this Note at a conversion price of $0.011, subject to adjustment as defined in the GS Capital Note. In the event that following the Issue Date the closing trading price of the Company’s common stock is then being traded is below $0.011 per share for more than ten consecutive trading days, then the conversion price shall be equal to $0.004 per share. The GS Capital Note contains conversion limitations providing that a holder thereof may not convert the Note to the extent (but only to the extent) that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such conversion or exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice. Events of default include, amongst other items, failure to pay principal or interest, bankruptcy, delisting of the Company’s stock, financial statement restatements, or if the Company effectuates a reverse split. Upon the occurrence of any event of default, the GS Capital Note shall become immediately and automatically due and payable and the Company shall pay to GS Capital, in full satisfaction of its obligations hereunder, an amount equal to: (a) the then outstanding principal amount of this note plus (b) accrued and unpaid interest on the unpaid principal amount of this note to the date of payment (the “mandatory prepayment date”) plus (y) default interest, if any, multiplied by 120%. On June 30, 2022, the principal balance due on the GS Capital Note amounted to $195,000 and accrued interest payable amounted to $128.

Pursuant to the provisions of ASC 815-40 - Derivatives and Hedging – Contracts in an Entity’s Own Stock, the convertible notes and related warrants issued in connection with the Mercer and GS Capital convertible notes were analyzed and it was determined that the terms of the convertible notes and warrants contained terms that were not considered derivatives.

For the six months ended June 30, 2022 and 2021, amortization of debt discounts related to these convertible notes payable amounted to $516,875 and $0, respectively, which has been included in interest expense on the accompanying unaudited condensed consolidated statements of operations.

On June 30, 2022 and December 31, 2021, accrued interest payable under these convertible notes amounted to $23,545 and $7,052, respectively, and is included in accrued expenses on the accompanying unaudited condensed consolidated statements of operations.

On June 30, 2022 and December 31, 2021, convertible notes payable consisted of the following:

	June 30, 2022	December 31, 2021
Convertible notes payable	$1,020,000	$825,000
Less: unamortized debt discount	(615,937)	(653,125)
Convertible notes payable, net	404,063	171,875
Less: current portion of convertible notes payable	(404,063)	(171,875)
Convertible notes payable – long-term	$-	$-

NOTE 8 – NOTES PAYABLE

On June 30, 2022 and December 31, 2021, notes payable consisted of the following:

	June 30, 2022	December 31, 2021
Notes payable	$1,157,135	$978,925
Note payable – PPP note	18,823	48,929
Total notes payable	1,175,958	1,027,854
Less: unamortized debt discount	(25,119)	-
Note payable, net	1,150,839	1,027,854
Less: current portion of notes payable, net of discount	(1,129,798)	(488,414)
Notes payable – long-term	$21,041	$539,440

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

Commencing on January 10, 2019 and on or before the 10th day of each month thereafter, the Company should have paid Lender all interest accrued on outstanding principal under the Loan Agreement and Notes as of the end of the month then concluded. Upon the occurrence of any Event of Default and at any time thereafter, Lender may, at its option, declare any and all obligations immediately due and payable without demand or notice. As of September 30, 2021 and December 31, 2020, the Company did not meet the Minimum Asset Amount covenant as defined in the Loan Agreement, failed to timely pay interest payments due, and has violated other default provisions. The note balance due of $400,000 has been reflected as a current liability on the accompanying consolidated balance sheets and interest shall accrue at 18% per annum. The Loan Agreement and Note contain customary representations, warranties, and covenants, including certain restrictions on the Company’s ability to incur additional debt or create liens on its property. The Loan Agreement and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties, breach of covenants, and bankruptcy or insolvency proceedings, the occurrence of which, after any applicable cure period, would permit Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Note, as applicable, and to exercise its remedies with respect to the Collateral, including the sale of the Collateral. On June 30, 2022 and December 31, 2021, principal amount due under this Note amounted to $400,000 and is considered to be in default. On June 30, 2022 and December 31, 2021, accrued interest payable under this Note amounted to $255,945 and $220,241, respectively, and is included in accrued expenses on the accompanying unaudited consolidated statements of operations.

On May 10, 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) and a Secured Promissory Note (the “Promissory Note”) in the amount of $500,000 with a lender. The Promissory Note shall accrue interest at 8% per annum, compounded annually, and all outstanding principal and accrued interest is due and payable of May 10, 2023. The Company’s obligations under the Loan Agreement and the Promissory Note are secured by a second priority security interest in substantially all of the Company’s assets (the “Collateral”). The Loan Agreement and Promissory Note contain customary representations, warranties, and covenants, including certain restrictions on the Company’s ability to incur additional debt or create liens on its property. The Loan Agreement and the Promissory Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties and bankruptcy or insolvency proceedings, the occurrence of which, after any applicable cure period, would permit Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Promissory Note, as applicable, and to exercise its remedies with respect to the Collateral. Upon the occurrence of an Event of Default under the Loan Agreement and Promissory Note, all amounts then outstanding (including principal and interest) shall bear interest at the rate of 18% per annum, compounded annually until the Event of Default is cured. On June 30, 2022 and December 31, 2021, accrued interest payable under this Promissory Note amounted to $45,699 and $25,863, respectively, and is included in accrued expenses on the accompanying condensed consolidated statement of operations. On June 30, 2022 and December 31, 2021, principal amount due under this Promissory Note amounted to $500,000.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

On July 22, 2021, in connection with the acquisition of Mobile Tint, the Company assumed vehicle and equipment loans in the amount of $95,013. These loans bear interest at rates ranging from 6.79% to 8.24% and are payable monthly through April 2025. On June 30, 2022 and December 31, 2021, notes payable related to these vehicle and equipment loans amounted to $59,635 and $78,925, respectively.

On March 14, 2022, the Company entered into an Original Issue Discount Promissory Note and Security Agreement (the “March 2022 Note”) in the principal amount of $197,500 with Mercer Street Global Opportunity Fund, LLC (the “Investor”). The March 2022 Note was funded on March 14, 2022 and the Company received net proceeds of $175,000 which is net of an original issue discount and investor legal fees of $22,500. The original issue discount was recorded as a debt discount to be amortized over the life of the March 2022 note. The March 2022 Note matures 12 months after issuance and bears interest at a rate of 3% per annum. At any time, the Company may prepay all or any portion of the principal amount of the March 2022 Note and any accrued and unpaid interest without penalty. The March 2022 Note also creates a lien on and grants a priority security interest in all the Company’s assets. In connection with the March 2022 Note, the Company issued 823,529 shares of its common stock to the placement agent as fee for the capital raise. The 823,529 shares of common stock issued were recorded as a debt discount of $12,963 based on the relative fair value method to be amortized over the life of the March 2022 Note. For the six months ended June 30, 2022, amortization of debt discount related to the March 2022 Note amounted to $10,343 which has been included in interest expense on the accompanying unaudited condensed consolidated statements of operations. On June 30, 2022, the principal balance due on the March 2022 Note amounted to $197,500 and accrued interest payable amounted to $1,769.

PPP Loan

On April 28, 2020, the Company entered into a Paycheck Protection Program Promissory Note (the “PPP Note”) with respect to a loan of $156,200 (the “PPP Loan”) from Comerica Bank. The PPP Loan was obtained pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES act”) administered by the U.S. Small Business Administration (“SBA”). The PPP Loan matures on April 28, 2022 and bears interest at a rate of 1.00% per annum. The PPP Loan is payable in 18 equal monthly payments of approximately $8,900 commencing November 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Company may apply to have the loan forgiven pursuant to the terms of the PPP if certain criteria are met. The Company applied for forgiveness of its PPP Loan, and on November 4, 2021, the Company was notified that the Small Business Administration forgave $95,000 of the principal loan amount and $1,442 of interest. As of November 4, 2021, the remaining principal balance of the loan was $61,200 and the remaining accrued interest balance was $935. During the six months ended June 30, 2022, the Company repaid PPP Loan principal of $30,107. On June 30, 2022 and December 31, 2021, the principal amount due under the PPP Loan amounted to $18,823 and $48,929, respectively. As of June 30, 2022 and December 31, 2021, accrued interest payable amounted to $75 and $1,031, respectively.

On June 30, 2022, future annual maturities of notes payable are as follows:

June 30,	Amount
2023	$1,154,917
2024	15,404
2025	5,637
Total notes payable on June 30, 2022	$1,175,958

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

JUNE 30, 2022

(UNAUDITED)

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

JUNE 30, 2022

(UNAUDITED)

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

158 Series B Preferred Stock vested on May 1, 2021 and 842 shall vest of May 1, 2023. By mutual agreement between the parties, the vesting date of previously granted Series B Preferred stock was extended through May 2023.

During the six months ended June 30, 2022 and 2021, the Company accrued dividends of $9,847 and $3,286, respectively, which was included in preferred stock dividends on the accompanying unaudited condensed consolidated statement of shareholders’ deficit.

As of June 30, 2022, the net Series B Preferred Stock balance was $1,027,112, which includes stated value of $1,000,623 and accrued dividends payable of $26,489. As of December 31, 2021, the net Series B Preferred Stock balance was $738,611, which includes stated value of $721,970 and accrued dividends payable of $16,641.

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

JUNE 30, 2022

(UNAUDITED)

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

JUNE 30, 2022

(UNAUDITED)

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

On April 20, 2022, the Company issued 13,184,548 shares its common stock upon the conversion of 1,020 shares of Series C preferred with a stated redemption value of $102,000. The conversion price was based on contractual terms of the related Series C preferred shares.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

During the six months ended June 30, 2022 and 2021, the Company accrued dividends of $18,078 and $7,052, respectively, which was included in preferred stock dividends on the accompanying unaudited condensed consolidated statements of shareholders’ deficit.

As of June 30, 2022, the net Series C Preferred Stock balance was $1,811,090, which includes stated value of $1,754,000 and accrued dividends payable of $57,090. As of December 31, 2021, the net Series C Preferred Stock balance was $1,907,012, which includes stated liquidation value of $1,868,000 and accrued dividends payable of $39,012.

Common Stock

Issuance of Common Stock for Services

Issuance of Common Stock for Professional Fees

On January 6, 2021, the Company issued 100,000 shares of its common stock for business development services rendered. These shares were valued at $10,000, or $0.10 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with the issuance of these shares, during the six months ended June 30, 2021, the Company recorded stock-based professional fees of $10,000.

On February 1, 2021, the Company issued an aggregate of 700,000 shares of its common stock for business development, advisory and consulting services rendered and to be rendered. These shares were valued at $54,600, or $0.078 per common share, based on the quoted closing price of the Company’s common stock on the measurement date and will be amortized into stock-based consulting fees over the term of the agreement or vesting period ranging from immediately to one year. In connection with the issuance of these shares, during the six months ended June 30, 2021, the Company recorded stock-based professional fees of $30,550 and prepaid expenses of $24,050 which was amortized into stock-based professional fees over the remaining term of the agreement or vesting period.

On March 8, 2021, the Company issued an aggregate of 750,000 shares of its common stock for business development and consulting services rendered and to be rendered. These shares were valued at $49,500, or $0.066 per common share, based on the quoted closing price of the Company’s common stock on the measurement date, and will be amortized into stock-based consulting fees over the term of the agreement or vesting period. In connection with the issuance of these shares, during the six months ended June 30, 2021, the Company recorded stock-based professional fees of $36,667 and prepaid expenses of $12,833 which was amortized into stock-based professional fees over the remaining term of the agreement or vesting period.

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

On June 7, 2022, the Company issued an aggregate of 4,000,000 shares of its common stock for business development and consulting services rendered and to be rendered. These shares were valued at $48,000, or $0.012 per common share, based on the quoted closing price of the Company’s common stock on the measurement date, and will be amortized into stock-based consulting fees over the term of the agreement. In connection with the issuance of these shares, during the six months ended June 30, 2022, the Company recorded stock-based professional fees of $3,000 and prepaid expenses of $45,000 which will be amortized into stock-based professional fees over the remaining term of the agreement.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

On June 24, 2022, the Company issued an aggregate of 3,000,000 shares of its common stock for business development and consulting services rendered and to be rendered. These shares were valued at $54,000, or $0.018 per common share, based on the quoted closing price of the Company’s common stock on the measurement date, and will be amortized into stock-based consulting fees over the term of the agreement. In connection with the issuance of these shares, during the six months ended June 30, 2022, the Company recorded stock-based professional fees of $4,500 and prepaid expenses of $49,500 which will be amortized into stock-based professional fees over the remaining term of the agreement.

During the six months ended June 30, 2022, the Company recorded stock-based professional fees of $116,550 in connection with the amortization of prepaid expenses of $116,550 related to common shares previously issued. During the six months ended June 30, 2021, the Company recorded stock-based professional fees of $43,250 in connection with the amortization to prepaid expenses of $38,250 and accretion of stock-based professional fees of $5,000 related to common shares previously issued.

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

During the six months ended June 30, 2022 and 2021, aggregate accretion of stock-based compensation expense on granted common shares amounted to $49,320 and $159,746, respectively. Total unrecognized compensation expense related to these unvested common shares on June 30, 2022 amounted to $0. By mutual agreement between the parties, the vesting date of previously granted shares was extended through May 2023.

The following table summarizes activity related to non-vested shares:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2021	14,270,120	$0.14
Granted	500,000	0.028
Forfeited	-	-
Shares vested	(800,000)	(0.028)
Non-vested, June 30, 2022	13,970,120	$0.14

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

Shares Issued for Accounts Payable

On May 4, 2021, the Company issued 3,801,224 common shares upon conversion of accounts payable of $117,838, or $0.031 per common share, based on the quoted closing price of the Company’s common stock on the measurement date.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Common Stock Issued in Connection with Notes Payable

In connection with the March 2022 Note, the Company issued 823,529 shares of its common stock to the placement agent as fee for the capital raise. The 823,529 shares of common stock issued were recorded as a debt discount of $12,963 based on the relative fair value method to be amortized over the life of the Note (See Note 8).

In connection with the June 2022 GS Capital Note, the Company issued 1,750,000 shares of its common stock as a commitment fee. The 1,750,000 shares of common stock issued were recorded as a debt discount of $32,736 based on the relative fair value method to be amortized over the life of the Note (See Note 8).

Common Stock Issued for Conversion of Series C Preferred Stock

On January 12, 2022, the Company issued 1,543,151 shares its common stock upon the conversion of 120 shares of Series C preferred with a stated redemption value of $12,000. The conversion price was based on contractual terms of the related Series C preferred shares.

On April 20, 2022, the Company issued 13,184,548 shares its common stock upon the conversion of 1,020 shares of Series C preferred with a stated redemption value of $102,000. The conversion price was based on contractual terms of the related Series C preferred shares.

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

Stock Options

For the six months ended June 30, 2022 and 2021, the Company recorded no compensation expense related to stock options. Total unrecognized compensation expense related to unvested stock options on June 30, 2022 and December 31, 2021 amounted to $0.

Stock option activities for the six months ended June 30, 2022 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2021	8,445,698	$0.40
Exercised	-	-	-	-
Balance Outstanding, June 30, 2022	8,445,698	$0.40	3.94	$0
Exercisable, June 30, 2022	8,445,698	$0.40	3.94	$0

Warrants

On January 7, 2021, the Company issued 1,008,000 shares of its common stock in connection with the cashless exercise of 1,050,000 warrants. The exercise price was based on contractual terms of the related warrant.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

On October 15, 2021, in connection with a Securities Purchase Agreements with an accredited investor (See Note 7), the Company issued warrants to purchase an aggregate amount up to 16,500,000 shares of the Company’s common stock (the “Initial Warrants”). The Initial Warrants were exercisable at any time on or after the date of the issuance and entitled this investor to purchase shares of the Company’s common stock for a period of five years from the initial date the Initial Warrants become exercisable. Under the terms of the Initial Warrants, the holder was entitled to exercise the Initial Warrants to purchase up to 16,500,000 shares of the Company’s common stock at an initial exercise price of $0.05, subject to adjustment as detailed in the Warrants. In connection with the issuance of these warrants, on the initial measurement date, the relative fair value of the Initial Warrants of $347,142 was recorded as a debt discount and an increase in paid-in capital (See Note 7). On April 20, 2022, in connection with an Exchange Agreement, the 16,500,000 Initial Warrants were cancelled and a new warrant to purchase up to 33,000,000 shares of the Company’s common stock at an initial exercise price of $0.025, subject to adjustment as detailed in the Warrants was issued (See Note 7).

On April 20, 2022, in connection with an Exchange Agreement (See Note 7), the Company issued warrants to purchase an aggregate amount up to 33,000,000 shares of the Company’s common stock (the “New Warrants”). The New Warrants are exercisable at any time on or after the date of the issuance and entitled this investor to purchase shares of the Company’s common stock for a period of five years from the initial date the warrants become exercisable. Under the terms of the New Warrants, the holder is entitled to exercise the Warrants to purchase up to 33,000,000 shares of the Company’s common stock at an initial exercise price of $0.025, subject to adjustment as detailed in the New Warrants. In connection with the issuance of the New Warrants, on the initial measurement date, the relative fair value of the warrants of $325,785 was recorded as a debt discount and an increase in paid-in capital (See Note 7).

Warrant activities for the six months ended June 30, 2022 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2021	17,500,000	$0.05	4.67	$-
Granted	33,000,000	0.025	-	-
Cancelled	(16,500,000)	0.05	-	-
Balance Outstanding June 30, 2022	34,000,000	$0.027	4.24	$-
Exercisable, June 30, 2022	34,000,000	$0.027	4.24	$-

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

JUNE 30, 2022

(UNAUDITED)

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

The aggregate number of shares of common stock and number of shares of the Company’s common stock that may be subject to incentive stock options granted under the 2018 Plan is 50,000,000 shares, of which 11,445,698 shares have been issued or granted under incentive stock options and 29,451,070 shares of restricted stock have been issued as of June 30, 2022. All shares underlying grants are expected to be issued from the Company’s unissued authorized shares available.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of June 30, 2022, other than discussed below, the Company is not involved in any other pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

On January 20, 2022, we received an Order Directing Examination and Designating Officers to Take Testimony (a “Formal Order”) from the SEC. The Formal Order authorizes that an examination be made to determine whether a stop order should be issued under Section 8(d) of the Securities Act of 1933 with respect to the Company’s Registration Statement on Form S-1, and any supplements and amendments thereto. The Formal Order indicates that the Form S-1 may be deficient in that it may contain untrue statements of material fact or omit to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading concerning, among other things, the Company’s revenue and financial condition. On April 15, 2022, the Company filed an amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The restatement had the cumulative effect of decreasing the Company’s reported revenue for Fiscal 2020 by $102,569 and decreasing the Company’s bad debt expense for the same period by $102,569. There was no effect on Company’s reported net loss for Fiscal 2020 or on the financial condition of the Company at December 31, 2020. The Company received a subpoena from the SEC on April 25, 2022, requesting all documents and communications concerning the review of C-Bond’s revenue recognition practices for fiscal year 2020. The Company has provided the requested information and has not received any additional requests for information from the SEC since that time.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

In July 2021, a former employee of the Company filed a small claims case for approximately $16,000 in Harris County, TX, and the Company filed its response in August 2021.  There has been no further communication from the Court. The Company intends to vigorously defend itself against the claim made and believes it will prevail. As of June 30, 2022 and December 31, 2021, the Company has accrued compensation of $18,250 to this former employee, which is included in accrued compensation on the accompanying unaudited condensed consolidated balance sheets.

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

JUNE 30, 2022

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

Licensing agreement

Pursuant to an agreement dated April 8, 2016, between the Company and Rice University, Rice University has granted a non-exclusive license to the Company, in nanotube-based surface treatment for strengthening glass and related materials under Rice’s intellectual property rights, to use, make, distribute, offer and sell the licensed products specified in the agreement. In consideration for which, the Company had to pay a one-time non-refundable license fee of $10,000 and royalty payments of 5% of net sales of the licensed products during the term of the agreement and a sell-off period of 180 days from termination, In addition, the Company is required to pay for the maintenance of the patents, This agreement will continue until the expiration of the last to expire of the licensed property rights, unless terminated earlier in accordance with the terms of the agreement. There have been no royalty payments paid or due through June 30, 2022.

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

JUNE 30, 2022

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

NOTE 11 – CONCENTRATIONS

Concentrations Of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits. The Company places its cash in banks at levels that, at times, may exceed federally insured limits. On June 30, 2022, the Company did not have any cash in excess of FDIC limits of $250,000. The Company has not experienced any losses in such accounts through June 30, 2022.

Geographic Concentrations of Sales

During the six months ended June 30, 2022 and 2021, all sales were in the United States.

Customer Concentrations

For the six months ended June 30, 2022, no customer accounted for over 10% of total sales. For the six months ended June 30, 2021, three customers accounted for approximately 54.4% of total sales (10.1%, 17.1%, and 27.2%, respectively). On June 30, 2022, two customers accounted for 34.7% (21.4% and 13.3%, respectively) of the total accounts receivable balance.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 12 – SEGMENT REPORTING

During the six months ended June 30, 2021, the Company operated in one reportable business segment, which consisted of the manufacture and sale of a windshield strengthening water repellent solution as well as a disinfection product, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system (the “C-Bond Segment”). During the six months ended June 30, 2022, the Company operated in two reportable business segments - (1) the manufacture and sale of a windshield strengthening water repellent solution as well as a disinfection product, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system (the “C-Bond Segment”), and (2) the distribution and installation of window film solutions (the “Mobile Tint Segment”). The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations.

Information with respect to these reportable business segments for the three and six months ended June 30, 2022 and 2021 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
C-Bond	$78,805	$133,670	$177,974	$289,320
Mobile Tint	461,562	-	873,102	-
	540,367	133,670	1,051,076	289,320
Depreciation and amortization:
C-Bond	2,138	2,472	4,432	4,944
Mobile Tint	20,617	-	41,233	-
	22,755	2,472	45,665	4,944
Interest expense:
C-Bond	-	1,136	-	1,372
Mobile Tint	4,942	-	8,656	-
Other (a)	358,596	24,038	603,462	42,177
	363,538	25,174	612,118	43,549
Net (loss):
C-Bond	(242,893)	(224,465)	(528,615)	(979,782)
Mobile Tint	(50,326)	-	(115,428)	-
Other (a)	(716,133)	(354,560)	(2,284,728)	(4,463,216)
	$(1,009,352)	$(579,025)	$(2,928,771)	$(5,442,998)

	June 30, 2022	December 31, 2021
Identifiable long-lived tangible assets on June 30, 2022 and December 31, 2021 by segment
C-Bond	$4,362	$8,794
Mobile Tint	110,247	126,228
	$114,609	$135,022

(a)	The Company does not allocate any general and administrative expense of its holding company activities to its reportable segments, because these activities are managed at the corporate level.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

Transaction Price

The Company agrees with its customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances, labor costs, and freight. In the Company’s C-Bond contracts with customers, the Company allocates the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Returns of the Company’s product by its customers are permitted only when the product is not to specification and were not material for the six months ended June 30, 2022 and 2021. Any sales tax, value added tax, and other tax the Company collects concurrently with its revenue-producing activities are excluded from revenue.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Revenue Disaggregation

The Company tracks its revenue by product. The following table summarizes our revenue by product for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30,
	2022	2021
C-Bond Secure multi-purpose and BRS ballistic resistant glass protection systems	$57,670	$160,292
C-Bond Nanoshield solution sales	145,236	106,372
Disinfection products	10,880	7,130
C-Bond installation and other services	40	12,143
Window tint installation and sales recognized over time	835,139	-
Freight and delivery	2,111	3,383
Total	$1,051,076	$289,320

NOTE 14 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITIES

In October 2019, the Company entered into an 18-month lease agreement for the lease of office and warehouse space under a non-cancelable operating lease through May 31, 2021. From the lease commencement date of December 1, 2019 until November 30, 2020, monthly rent shall be $4,444 and from December 1, 2020 to May 31, 2021, monthly rent shall be $4,577 per month. On May 12, 2021 and effective June 1, 2021, the Company entered into an amendment to the lease which extended the lease for one year until May 31, 2022 at a monthly base rent of $5,283. On May 4, 2022 and effective June 1, 2022, the Company entered into an amendment to the lease which extended the lease for three years until May 31, 2025 at a monthly base rent as follows:

Rental Period	Amount per Month
June 1, 2022 – May 31, 2023	$5,441
June 1, 2023 – May 31, 2024	$5,604
June 1, 2024 – May 31, 2025	$5,772

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

In adopting ASC Topic 842, Leases (Topic 842) on January 1, 2019, the Company had elected the ‘package of practical expedients’, which permitted it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs (see Note 2). In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. Upon signing of new leases for property and equipment, the Company analyzed the new leases and determined it is required to record a lease liability and a right of use asset on its consolidated balance sheets, at fair value.

During the six months ended June 30, 2022 and 2021, in connection with its property operating leases, the Company recorded rent expense of $79,473 and $46,191, respectively, which is expensed during the period and included in operating expenses on the accompanying condensed consolidated statements of operations.

The significant assumption used to determine the present value of the lease liabilities in February 2022, September 2021 and July 2021 was discount rates ranging from 4% and 12% which was based on the Company’s estimated average incremental borrowing rate.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

On June 30, 2022 and December 31, 2021, right-of-use asset (“ROU”) is summarized as follows:

	June 30, 2022	December 31, 2021
Office leases and office equipment right of use assets	$480,293	$269,590
Less: accumulated amortization	(49,168)	(18,418)
Balance of ROU assets	$431,125	$251,172

On June 30, 2022 and December 31, 2021, operating lease liabilities related to the ROU assets are summarized as follows:

	June 30, 2022	December 31, 2021
Lease liabilities related to office leases right of use assets	$431,948	$251,246
Less: current portion of lease liabilities	(111,928)	(44,927)
Lease liabilities – long-term	$320,020	$206,319

On June 30, 2022, future minimum base lease payments due under non-cancelable operating leases are as follows:

Twelve months ended June 30,	Amount
2023	$147,275
2024	148,451
2025	140,589
2026	68,294
2027	5,600
Total minimum non-cancelable operating lease payments	510,209
Less: discount to fair value	(78,261)
Total lease liability on June 30, 2022	$431,948

NOTE 15 – RELATED PARTY TRANSACTIONS

Due From Related Party

In December 2021, the Company advanced $3,750 to a company partially owned by officers of the Company. The advance is non-interest bearing, payable on demand, and as of December 31, 2021 is reflected as due from related party on the accompanying condensed consolidated balance sheets. In June 2022, this advance was deemed uncollectible and the balance was written off to bad debt expense.

Note Payable - Related Party

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 16 – SUBSEQUENT EVENTS

Convertible Debt

On July 28, 2022, the Company closed a Securities Purchase Agreement (“Agreement”) with GS Capital, pursuant to which a Promissory Note (“Note”) was made to GS Capital in the aggregate principal amount of $195,000. The Note was purchased for $176,000, reflecting an original issuance discount of $19,000, and was funded on July 28, 2022 (less legal and other administrative fees). The Company further issued GS Capital a total of 2,600,000 commitment shares (“Commitment Shares”) as additional consideration for the purchase of the Note. Principal and interest payments shall be made in 10 instalments of $21,060 each beginning on the 90th-day anniversary following the issue date and continuing thereafter each 30 days for nine months. The Note matures 12 months after issuance and bears interest at a rate of 8% per annum. GS Capital shall have the right at any time following an Event of Default to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under this Note at a conversion price of $0.011, subject to adjustment as defined in the Note. In the event that following the Issue Date the closing trading price of the Company’s common stock is then being traded is below $0.011 per share for more than ten consecutive trading days, then the conversion price shall be equal to $0.004 per share. The Note contains conversion limitations providing that a holder thereof may not convert the Note to the extent (but only to the extent) that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such conversion or exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice.

Issuance of Common Stock for Professional Services Fees

On July 1, 2022, the Company granted a restricted stock award of 2,500,000 common shares of the Company to a consultant of the Company for business development and consulting services rendered, which shares were valued at $32,500, or $0.013 per common share, based on the quoted closing price of the Company’s common stock on the measurement date.

On July 15, 2022, the Company granted a restricted stock award of 5,454,545 common shares of the Company to a consultant of the Company for government relations services to be rendered, which shares were valued at $60,000, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date.

Issuance of Common Stock for Stock-Based Compensation

On July 12, 2022, the Company granted a restricted stock award of 1,000,000 common shares of the Company to an employee of the Company. The shares will vest on May 1, 2023. These shares were valued on the date of grant at $10,500, or $0.0105 per common share based on the quoted closing price of the Company’s common stock on the measurement date.

On August 12, 2022, the Company granted a restricted stock award of 2,000,000 common shares of the Company to a board member of the Company. The shares will vest on May 1, 2023. These shares were valued on the date of grant at $24,000 or $0.012 per common share based on the quoted closing price of the Company’s common stock on the measurement date.

Common Stock Issued in Connection with Note Payable

On July 28, 2022, the Company issued 998,008 shares of its common stock to the placement agent as fee for the capital raises. The 998,008 shares of common stock issued were recorded as a debt discount based on the relative fair value method to be amortized over the life of the July 2022 Note.

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

Overview

We are a nanotechnology company and sole owner, developer, and manufacturer of the patented C-Bond technology. We are engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality, and sustainability of brittle material systems. Our present primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally. We operate in two divisions: C-Bond Transportation Solutions and Patriot Glass Solutions. C-Bond Transportation Solutions sells a windshield strengthening, water repellent solution called C-Bond nanoShield™ as well as disinfection products. Patriot Glass Solutions sells multi-purpose glass strengthening primer and window film mounting solutions, including C-Bond BRS, a ballistic-resistant film system, and C-Bond Secure, a forced entry system.

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

Operating Overview

We are a nanotechnology company and sole owner, developer, and manufacturer of the patented C-Bond technology. We are engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality, and sustainability of brittle material systems. Our present primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally. We operate in two divisions: C-Bond Transportation Solutions and Patriot Glass Solutions. C-Bond Transportation Solutions, which sells a windshield strengthening, water repellent solution called C-Bond nanoShield™ as well as disinfection products, and Patriot Glass Solutions, which sells multi-purpose glass strengthening primer and window film mounting solutions, including C-Bond BRS, a ballistic-resistant film systems, and C-Bond Secure, a forced entry system. The C-Bond technology enables ordinary glass to dissipate energy by permeating the glass surface and detecting microscopic flaws and defects that are randomly distributed all over the glass surface. C-Bond’s unique qualities then work to locate and repair the identified surface imperfections that weaken the glass composite structure and ultimately act as failure initiators. The C-Bond formula is engineered to maintain original glass design integrity while increasing the mechanical performance properties of the glass unit. As a result of the COVID-19 pandemic we created partnerships to distribute disinfection related products, which we began to sell in the second quarter of 2020. The Company currently sells MB-10 Tablets® and Vimoba® Tablets.

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

Going Concern

The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss of $2,928,771 and $5,422,998 for the six months ended June 30, 2022 and 2021, respectively, which included stock-based compensation of $1,021,126 and $3,953,672 for the six months ended June 30, 2022 and 2021, respectively. The net cash used in operations was $799,374 and $791,963 for the six months ended June 30, 2022 and 2021, respectively. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $60,452,441, $5,016,047 and $2,794,660, respectively, on June 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares, preferred shares and from the issuance of convertible and other promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

COVID-19

The COVID-19 pandemic has created significant volatility in the global economy. Global trade conditions and consumer trends that have originated during the pandemic continue to persist and may have a long-lasting adverse impact on us and our industry. For example, the pandemic has resulted in government authorities implementing numerous measures to try to contain the COVID-19 virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders and business shutdowns. While these measures may be relaxed or revised in some areas, there is no guarantee these measures will not be reinstated or resumed due to additional variants of COVID-19 or the inability or ineffectiveness of public health measures to limit the further spread of COVID-19. These measures may adversely impact our employees and operations and the operations of our customers, suppliers, vendors and business partners. These measures by government authorities, or the risks that the measures may be reinstated or resumed, may remain in place for a significant period of time and may adversely affect building plans, sales and marketing activities, business and results of operations. As a result, our customers may delay the ordering of products, and delayed entering into contracts for the delivery and installation of window film, and had delayed or defaulted on payment of balances due to the Company. In 2020 and 2021, the lack of collection of accounts receivable balances, which the Company believes was attributable to COVID-19, had a material impact on the cash flows of the Company. We cannot estimate the duration of the pandemic and the future impact on our business. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for its products and a decreased ability to raise additional capital when needed on acceptable terms, if at all. Currently, we are unable to estimate the impact of this event on our operations.

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

Segment reporting

During the six months ended June 30, 2021, we operated in one reportable business segment, which consisted of the manufacture and sale of a windshield strengthening water repellent solution as well as a disinfection product, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system. During the six months ended June 30, 2022, we operated in two reportable business segments - (1) the manufacture and sale of a windshield strengthening water repellent solution as well as a disinfection product, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system, and (2) the sale and installation of window film solutions. The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations.

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative condensed consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the years ended December 31, 2021 and 2020 as filed in our annual report on Form 10-K with the SEC on April 15, 2022. The results discussed below are for the six months ended June 30, 2022 and 2021.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021

Sales

For the three months ended June 30, 2022, sales amounted to $540,367 as compared to $133,670 for the three months ended June 30, 2021, an increase of $406,697, or 304.2%. The increase was primarily attributable to the acquisition of 80% of Mobile on July 22, 2021 which generated sales of $423,599 for the three months ended June 30, 2022, an increase in C-Bond nanoShield solution sales of $21,270, and an increase in freight and delivery revenue of $703, offset by a decrease in sales of C-Bond ballistic resistant glass protection systems and C-Bond Secure window film application solution of $26,342, a decrease in disinfectant product of $430, and a decrease in sale of installation and other services of $12,103.

For the six months ended June 30, 2022, sales amounted to $1,051,076 as compared to $289,320 for the six months ended June 30, 2021, an increase of $761,756, or 263.3%. The increase was primarily attributable to the acquisition of 80% of Mobile on July 22, 2021 which generated sales of $835,139 for the six months ended June 30, 2022, an increase in C-Bond nanoShield solution sales of $38,864, and an increase in disinfectant product of $3,750, offset by a decrease in sales of C-Bond ballistic resistant glass protection systems and C-Bond Secure window film application solution of $102,622, a decrease in freight and delivery revenue of $1,272, and a decrease in sale of installation and other services of $12,103.

Cost of Goods Sold

In connection with our C-Bond Solutions segment, cost of goods sold is comprised primarily of cost of raw materials and finished inventory sold, packaging costs, and warranty costs. In connection with our Mobile segment, cost of goods sold is comprised primarily of cost of raw materials such as film, labor, subcontractor costs, equipment rental, and supplies.

For the three months ended June 30, 2022, cost of sales amounted to $209,704 as compared to $24,167 for the three months ended June 30, 2021, an increase of $185,537, or 767.7%. The increase in cost of sales was primarily attributable to the acquisition of 80% of Mobile on July 22, 2021 which generated cost of sales of $228,630 for the three months ended June 30, 2022. This increase was offset by a decrease in cost of sales of C-Bond nanoShield solution, C-Bond ballistic resistant glass protection systems and C-Bond Secure window film application solution and disinfectant products of $43,093 due to a decrease in sales.

For the six months ended June 30, 2022, cost of sales amounted to $459,334 as compared to $55,551 for the six months ended June 30, 2021, an increase of $403,783, or 726.9%. The increase in cost of sales was primarily attributable to the acquisition of 80% of Mobile on July 22, 2021 which generated cost of sales of $471,200 for the six months ended June 30, 2022. This increase was offset by a decrease in cost of sales of C-Bond nanoShield solution, C-Bond ballistic resistant glass protection systems and C-Bond Secure window film application solution and disinfectant products of $67,417 due to a decrease in sales.

Gross Profit

For the three months ended June 30, 2022, gross profit amounted to $330,663, or 61.1% of sales, as compared to $109,503, or 81.9% of sales, for the three months ended June 30, 2021, an increase of $221,160, or 202.0%. This increase in gross profits is primarily attributable to the acquisition of 80% of Mobile Tint, LLC on July 22, 2021, which generated gross profit of $232,932, or 54.9% for the three months ended June 30, 2022, and a decrease in gross profits related to an increase in sales of C-Bond nanoShield solution offset by a decrease in sales of C-Bond ballistic resistant glass protection systems and C-Bond Secure window film application solution. Generally, we recognize a higher gross profit percentage on the sale of C-bond nanoShield and C-bond ballistic resistant glass protections systems than we do on the sale of disinfection products and from Mobile Tint installations and services.

For the six months ended June 30, 2022, gross profit amounted to $591,742, or 56.3% of sales, as compared to $233,769, or 80.8% of sales, for the six months ended June 30, 2021, an increase of $357,973, or 53.1%. This increase in gross profits is primarily attributable to the acquisition of 80% of Mobile Tint, LLC on July 22, 2021, which generated gross profit of $401,902, or 46.0% for the six months ended June 30, 2022, offset by a decrease in gross profits of $43,929 related to an increase in sales of C-Bond nanoShield solution which were offset by a decrease in sales of C-Bond ballistic resistant glass protection systems and C-Bond Secure window film application solution products. Generally, we recognize a higher gross profit percentage on the sale of C-bond nanoShield and C-bond ballistic resistant glass protections systems than we do on the sale of disinfection products.

Operating Expenses

For the three months ended June 30, 2022, operating expenses amounted to $742,157 as compared to $731,132 for the three months ended June 30, 2021, an increase of $11,025, or 1.5%. For the six months ended June 30, 2022, operating expenses amounted to $2,677,000 as compared to $5,700,996 for the six months ended June 30, 2021, a decrease of $3,023,996, or 53.0%. For the three and six months ended June 30, 2022 and 2021, operating expenses consisted of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
Compensation and related benefits, including stock-based compensation charges	$424,714	$355,818	$1,840,732	$4,930,931
Research and development	-	(3,246)	-	(2,404)
Professional fees	132,052	292,193	446,264	516,946
General and administrative expenses	185,391	86,367	390,004	255,523

Total	$742,157	$731,132	$2,677,000	$5,700,996

Compensation and related benefits

For the three months ended June 30, 2022, compensation and related benefits increased by $68,896, or 19.4%, as compared to the three months ended June 30, 2021. This increase was primarily due to an increase in compensation and related benefits of $151,552 from the acquisition of Mobile Tint, offset by a decrease in stock-based compensation of $44,574, and a decrease in compensation and related benefits of $38,082 to C-Bond employees during the three months ended June 30, 2022.

For the six months ended June 30, 2022, compensation and related benefits decreased by $3,090,199, or 62.7%, as compared to the six months ended June 30, 2021. This decrease was primarily due to a decrease in stock-based compensation of $2,932,546, and a decrease in compensation and related benefits to C-Bond employees of $455,278 primarily attributable to a decrease in bonuses, offset by an increase in compensation and related benefits of $297,625 from the acquisition of Mobile Tint.

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

Research and development

Research and development expenses consist primarily of materials used and allocated overhead expenses. During the three and six months ended June 30, 2022, we did not incur any research and development fees. During the three and six months ended June 30, 2021, we recorded a research and development recovery of $3,246 and $2,404, IN the 2021 period, we received a refund of previous research and development costs of $3,250,

Professional fees

For the three months ended June 30, 2022, professional fees decreased by $160,141, or 54.8%, as compared to the three months ended June 30, 2021. This decrease was primarily related to a decrease in legal fees of $34,848, a decrease in consulting fee of $149,400 and a decrease in investor relations fees of $10,706, offset by an increase in accounting fees of $34,117 attributable to the acquisition audits ongoing accounting of Mobile Tint, and other professional fees of $696.

For the six months ended June 30, 2022, professional fees decreased by $70,682, or 13.7%, as compared to the six months ended June 30, 2021. This decrease was primarily related to a decrease in legal fees of $37,701, a decrease in consulting fee of $118,271 and a decrease in investor relations fees of $31,347, offset by an increase in accounting fees of $116,441 attributable to the acquisition audits ongoing accounting of Mobile Tint, and other professional fees of $196.

General and administrative

For the three months ended June 30, 2022, general and administrative expenses increased by $99,024, or 114.6%, as compared to the three months ended June 30, 2021. This increase was primarily attributable to the acquisition of 80% of Mobile that incurred general and administrative expenses of $111,529 and an increase in other general and administrative expenses of $23,100, offset by a decreased in bad debt expense of $35,605.

For the six months ended June 30, 2022, general and administrative expenses increased by $134,481, or 52.6%, as compared to the six months ended June 30, 2021. This increase was primarily attributable to the acquisition of 80% of Mobile that incurred general and administrative expenses of $191,168 and an increase in advertising expense of $26,192, offset by a decreased in bad debt expense of $31,250 and a decrease in other general and administrative expenses of $51,629.

Loss from Operations

For the three months ended June 30, 2022, loss from operations decreased by $210,135, or 33.8%, as compared to the three months ended June 30, 2021. For the six months ended June 30, 2022, loss from operations decreased by $3,381,969, or 61.9%, as compared to the six months ended June 30, 2021 resulting from changes discussed above.

Other Expenses, net

For the three months ended June 30, 2022, other expense, net amounted to $597,858 as compared to other income, net of $42,604 for the three months ended June 30, 2021, a negative change of $640,462, or 1,503.3%. This change was due to an increase in interest expense of $338,364 related to an increase in the amortization of debt discount and an increase in interest-bearing debt, an increase in loss on debt extinguishment of $234,320 related to the modification of the Mercer debt, and a decrease in other income of $67,778.

For the six months ended June 30, 2022, other expense, net amounted to $843,513 as compared other income, net of $24,229 for the six months ended June 30, 2021, a change of $867,742, or 3,581.4%. This change was due to an increase in interest expense of $568,569 related to an increase in the amortization of debt discount and an increase in interest-bearing debt, an increase in loss on debt extinguishment of $231,395 related to the modification of the Mercer debt, and a decrease in other income of $67,778.

Net Loss

Due to factors discussed above, for the three months ended June 30, 2022 and 2021, net loss amounted to $1,009,352 and $579,025, respectively. For the three months ended June 30, 2022, net loss attributable to common shareholders, which included dividends accrued on Series B and C preferred stock and a deemed dividend related to price protection provisions in our convertible debt instruments of $17,622, and the deduction of net loss attributable to noncontrolling interests of $10,066, amounted to $1,016,908, or $(0.00) per basic and diluted common share. For the three months ended June 30, 2021, net loss attributable to common shareholders, which included a deemed dividend related to price protection, beneficial conversion features on preferred stock, and the dividends accrued on Series B and C preferred stock of $11,478 amounted to $590,503, or $(0.00) per basic and diluted common share.

For the six months ended June 30, 2022 and 2021, net loss amounted to $2,928,771 and $5,442,998, respectively. For the six months ended June 30, 2022 and 2021, net loss attributable to common shareholders, which included a deemed dividend related to price protection, beneficial conversion features on preferred stock, and the dividends accrued on Series B and C preferred stock of $31,627 and $2,867,054, and the deduction of net loss attributable to noncontrolling interests of $23,086 and $0, amounted to $2,937,312, or $(0.01) per basic and diluted common share, and $8,310,052, or $(0.04) per basic and diluted common share, respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $244,548 and $519,898 as of June 30, 2022 and December 31, 2021, respectively.

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

On May 10, 2021, we entered into a Loan and Security Agreement (the “Loan Agreement”) and a Secured Promissory Note (the “Note”) in the amount of $500,000 with a lender. The Note shall accrue interest at 8% per annum, compounded annually, and all outstanding principal and accrued interest is due and payable of May 10, 2023. Our obligations under the Loan Agreement and the Note are secured by a second priority security interest in substantially all of the Company’s assets (the “Collateral”). The Loan Agreement and Note contain customary representations, warranties and covenants, including certain restrictions on our ability to incur additional debt or create liens on its property. The Loan Agreement and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties and bankruptcy or insolvency proceedings, the occurrence of which, after any applicable cure period, would permit Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Note, as applicable, and to exercise its remedies with respect to the Collateral. Upon the occurrence of an Event of Default under the Loan Agreement and Note, all amounts then outstanding (including principal and interest) shall bear interest at the rate of 18% per annum, compounded annually until the Event of Default is cured. On June 30, 2022 and December 31, 2021, principal amount due under this Note amounted to $500,000.

On July 22, 2021, in connection with the acquisition of Mobile Tint, we assumed vehicle and equipment loans in the amount of $95,013. These loans bear interest at rates ranging from 6.79% to 8.24% and are payable monthly through April 2025. On June 30, 2022 and December 31, 2021, notes payable related to these vehicles amounted to $59,635 and $78,925, respectively.

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

On June 23, 2022, the Company entered into entered into a Securities Purchase Agreement (“Agreement”) with GS Capital Partners, LLC (“GS Capital”), pursuant to which a Promissory Note (the “GS Capital Note”) was made to GS Capital in the aggregate principal amount of $195,000. The Note was purchased for $176,000, reflecting an original issuance discount of $19,000, and was funded on June 24, 2022 (less legal and other administrative fees). The Company further issued GS Capital a total of 1,750,000 commitment shares (“Commitment Shares”) as additional consideration for the purchase of the Note. Principal and interest payments shall be made in 10 instalments of $21,060 each beginning on the 90th-day anniversary following the issue date and continuing thereafter each 30 days for nine months. The GS Capital Note matures 12 months after issuance and bears interest at a rate of 8% per annum. GS Capital shall have the right at any time following an Event of Default to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under this Note at a conversion price of $0.011, subject to adjustment as defined in the GS Capital Note. In the event that following the Issue Date the closing trading price of the Company’s common stock is then being traded is below $0.011 per share for more than ten consecutive trading days, then the conversion price shall be equal to $0.004 per share. The GS Capital Note contains conversion limitations providing that a holder thereof may not convert the Note to the extent (but only to the extent) that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such conversion or exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice. Events of default include, amongst other items, failure to pay principal or interest, bankruptcy, delisting of the Company’s stock, financial statement restatements, or if the Company effectuates a reverse split. Upon the occurrence of any event of default, the GS Capital Note shall become immediately and automatically due and payable and the Company shall pay to GS Capital, in full satisfaction of its obligations hereunder, an amount equal to: (a) the then outstanding principal amount of this note plus (b) accrued and unpaid interest on the unpaid principal amount of this note to the date of payment (the “mandatory prepayment date”) plus (y) default interest, if any, multiplied by 120%. On June 30, 2022, the principal balance due on the GS Capital Note amounted to $195,000 and accrued interest payable amounted to $128.

On July 28, 2022, the Company closed a Securities Purchase Agreement (“Agreement”) with GS Capital, pursuant to which a Promissory Note (“Note”) was made to GS Capital in the aggregate principal amount of $195,000. The Note was purchased for $176,000, reflecting an original issuance discount of $19,000, and was funded on July 28, 2022 (less legal and other administrative fees). The Company further issued GS Capital a total of 2,600,000 commitment shares (“Commitment Shares”) as additional consideration for the purchase of the Note. Principal and interest payments shall be made in 10 instalments of $21,060 each beginning on the 90th-day anniversary following the issue date and continuing thereafter each 30 days for nine months. The Note matures 12 months after issuance and bears interest at a rate of 8% per annum. GS Capital shall have the right at any time following an Event of Default to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under this Note at a conversion price of $0.011, subject to adjustment as defined in the Note. In the event that following the Issue Date the closing trading price of the Company’s common stock is then being traded is below $0.011 per share for more than ten consecutive trading days, then the conversion price shall be equal to $0.004 per share. The Note contains conversion limitations providing that a holder thereof may not convert the Note to the extent (but only to the extent) that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such conversion or exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice.

Additional cash liquidity is generated from product sales. However, to date, we are not profitable, and we cannot provide any assurances that we will be profitable. We believe that our existing cash and cash equivalents will not be sufficient to fund our current operating plans.

Cash Flows

For the Six Months Ended June 30, 2022 and 2021

The following table shows a summary of our cash flows for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(799,374)	$(791,963)
Net cash provided by financing activities	$524,024	$750,000
Net decrease in cash	$(275,350)	$(41,963)
Cash - beginning of the period	$519,898	$323,407
Cash - end of the period	$244,548	$281,444

Net Cash Used in Operating Activities:

Net cash flow used in operating activities was $799,374 for the six months ended June 30, 2022 as compared to net cash flow used in operating activities of $791,963 for the six months ended June 30, 2021, an increase of $7,411.

Net cash flow used in operating activities for the six months ended June 30, 2022 primarily reflected a net loss of $2,928,771, which was then adjusted for the add-back (deduction) of non-cash items primarily consisting of depreciation and amortization of $45,665, stock-based compensation expense of $1,021,126, stock-based professional fees of $124,050, amortization of debt discount of $527,219, and a non-cash loss on debt extinguishment of $231,395, and changes in operating assets and liabilities consisting primarily of an increase in accounts receivable of $80,545, a decrease in inventory of $20,285, a decrease in prepaid expenses of $20,343, a decrease in contract assets of $82,805, an increase in accrued expenses of $77,336, an increase in accrued compensation of $34,276, an increase in contract liabilities of $16,876, and a decrease in accounts payable of $102.

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

Net Cash Provided by Financing Activities:

Net cash provided by financing activities was $524,024 for the six months ended June 30, 2022 as compared to $750,000 for the six months ended June 30, 2021.

During the six months ended June 30, 2022, we received net proceeds from a loan of $175,000, received proceeds from a related party note payable of $250,000 and received net proceeds from a convertible note of $148,420. These proceeds were offset by the repayment of notes payable of $49,396.

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

As of June 30, 2022, we determined that there was substantial doubt about our ability to maintain operations as a going concern. Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We will seek to raise capital through additional debt and/or equity financings to fund operations in the future. Although we have historically raised capital from sales of common and preferred shares, from the issuance of notes payable, and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

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

The following tables summarize our contractual obligations as of June 30, 2022, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5 + years
Notes payable	$1,175,958	$1,154,917	$21,041	$-	$-
Note payable – related party	250,000	-	250,000	-	-
Convertible note payable	1,020,000	1,020,000	-	-	-
Interest on notes payable	328,525	328,525	-	-	-
Operating lease gross base rent	510,209	147,275	289,040	73,894	-
Total	$3,284,692	$2,650,717	$560,081	$73,894	$-

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2022, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 20, 2022, we received an Order Directing Examination and Designating Officers to Take Testimony (a “Formal Order”) from the SEC. The Formal Order authorizes that an examination be made to determine whether a stop order should be issued under Section 8(d) of the Securities Act of 1933 with respect to the Company’s Registration Statement on Form S-1, and any supplements and amendments thereto. The Formal Order indicates that the Form S-1 may be deficient in that it may contain untrue statements of material fact or omit to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading concerning, among other things, the Company’s revenue and financial condition. On April 15, 2022, the Company filed an amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The restatement had the cumulative effect of decreasing the Company’s reported revenue for Fiscal 2020 by $102,569 and decreasing the Company’s bad debt expense for the same period by $102,569. There was no effect on Company’s reported net loss for Fiscal 2020 or on the financial condition of the Company at December 31, 2020. The Company received a subpoena from the SEC on April 25, 2022, requesting all documents and communications concerning the review of C-Bond’s revenue recognition practices for fiscal year 2020. The Company has provided the requested information and has not received any additional requests for information from the SEC since that time.

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

In July 2021, a former employee of the Company filed a small claims case for approximately $16,000 in Harris County, TX, and the Company filed its response on August 2021.  There has been no further communication from the Court. The Company intends to vigorously defend itself against the claim made and believes it will prevail. As of June 30, 2022 and December 31, 2021, the Company has accrued compensation of $18,250 to this former employee which is included in accrued compensation on the accompanying consolidated balance sheet.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	On April 20, 2022, we issued 13,184,548 shares its common stock upon the conversion of 1,020 shares of Series C preferred with a stated redemption value of $102,000. The conversion price was based on contractual terms of the related Series C preferred shares. 2. On June 7, 2022, we issued an aggregate of 4,000,000 shares of its common stock for business development and consulting services rendered and to be rendered. These shares were valued at $48,000, or $0.012 per common share, based on the quoted closing price of the Company’s common stock on the measurement date, and will be amortized into stock-based consulting fees over the term of the agreement.

3.	On June 24, 2022, we issued an aggregate of 3,000,000 shares of its common stock for business development and consulting services rendered and to be rendered. These shares were valued at $54,000, or $0.018 per common share, based on the quoted closing price of the Company’s common stock on the measurement date, and will be amortized into stock-based consulting fees over the term of the agreement.

4.	In connection with the GS Capital Note, we issued 1,750,000 shares of its common stock as a commitment fee. The 1,750,000 shares of common stock issued were recorded as a debt discount of $32,736 based on the relative fair value method to be amortized over the life of the Note

The above securities were issued in reliance upon the exemptions provided by Section 4(a)(2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Since June 30, 2019, we were in default of certain requirements under a Loan Agreement with a principal amount of $400,000, including not meeting the requirement regarding minimum asset amount as defined therein. Upon the occurrence of such event of defaults, the Lender may, at its option and in accordance with the Loan Agreement, declare all obligations immediately due and payable, however, as of the date of this Report, the Lender has not made any such declaration. As of June 30, 2022 and as of the date of this report, we are in default on monthly interest payments of $255,945.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
4.1	Original Issue Discount Promissory Note and Security Agreement dated March 14, 2022, between C-Bond Systems, Inc. and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2022).
4.2	Original Issue Discount Senior Convertible Promissory Note, dated April 20, 2022, between C-Bond Systems, Inc. and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2022).
4.3	Common Stock Purchase Warrant dated April 20, 2022, between C-Bond Systems, Inc. and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2022).
4.4	Promissory Note, dated June 23, 2022, issued by C-Bond Systems, Inc. in favor of GS Capital Partners, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2022).
4.5	Promissory Note, dated July 26, 2022, issued by C-Bond Systems, Inc. in favor of GS Capital Partners, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2022).
10.1	Exchange Agreement, dated April 20, 2022, between C-Bond Systems, Inc. and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2022).
10.2	Securities Purchase Agreement, dated June 23, 2022, between C-Bond Systems, Inc. and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2022).
10.3	Securities Purchase Agreement, dated July 26, 2022, between C-Bond Systems, Inc. and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2022).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C-BOND SYSTEMS, INC.

Dated: August 15, 2022	By:	/s/ Scott R. Silverman
Scott R. Silverman
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)