Form 10-K
period 2022-12-31
C-Bond Systems, Inc
filed 2023-03-31
CIK 1421636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing price of $0.0115 per share of common stock as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), was $2,695,967.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 447,704,272 shares of common stock are issued and outstanding as of March 31, 2023.

Documents Incorporated by Reference

None

C-BOND SYSTEMS, INC.

FORM 10-K

December 31, 2022

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

Overview

We are a materials development company and sole owner, developer, and manufacturer of the patented C-Bond technology. We are engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality, and sustainability of brittle material systems. Our primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally. Additionally, we have expanded our product line to include disinfection products. We operate in two divisions: C-Bond Transportation Solutions and Patriot Glass Solutions. C-Bond Transportation Solutions sells a windshield strengthening, water repellent solution called C-Bond nanoShield™ as well as disinfection products. Patriot Glass Solutions sells multi-purpose glass strengthening primer and window film mounting solutions, including C-Bond BRS, a ballistic-resistant film system, and C-Bond Secure, a forced entry system.

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

We expect that our recent acquisition of Mobile will be the springboard to provide glass security solutions across the United States. We recently launched Patriot Glass Solutions to protect personal and business property across the United States using C-Bond’s proprietary glass strengthening technology to protect property from looting, rioting, break-ins, and gunfire. With our recent acquisition of Mobile, we are re-branding our Safety Solutions Group as “Patriot Glass Solutions.” Patriot Glass Solutions’ primary products include C-Bond BRS, a ballistic-resistant film system; and C-Bond Secure, a multi-purpose glass strengthening primer and window film mounting solution that deters forced entry.

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

Patriot Glass Solutions

C-Bond Secure Strengthening Primer and Window Film Mounting Solution

C-Bond Secure is a patented, non-toxic, water-based nanotechnology solution designed to significantly increase the strength of architectural glass and improve the performance properties of window film-to-glass products. C-Bond Secure improves the performance of window film-to-glass products by reducing glass breakage from impact and stress environments and filling the capillary voids on the glass surface to prevent the trapping of moisture and impurities that impede cure time and adhesion between the glass and any succeeding window film product. This is important because when glass does break, this nanotechnology improves the chances that no large shards/pieces will escape the immediate area of the glass surface and result in serious laceration or personal injury.  C-Bond Secure has been tested against untreated glass by third-party laboratories and shown to outperform untreated glass in this capacity.  C-Bond Secure faces market competition from basic soap and water products (such as baby shampoo and dishwashing soap) as the recognized industry standard window film application solutions, which we believe provide no structural benefits and are designed to wash hair and dishes, respectively. C-Bond Secure increases overall glass strength, improves window film product performance, and can be used in conjunction with any manufacturer’s film product.

C-Bond BRS (Ballistic-Resistant Film System)

C-Bond BRS is a patented, nanotechnology Ballistic-Resistant Film System that increases the structural integrity of glass and provides National Institute of Justice (NIJ) Level I, Level II, Level IIA, and Underwriter Laboratories (UL) 752 ballistic-resistant protection. C-Bond BRS includes a specified glass thickness and glass type, the C-Bond window film mounting solution to improve the glass mechanical strength, and the C-Bond window film product. This product is targeted to police, fire, emergency services, media outlets, schools, airports, and government buildings due to the utility of ballistic-resistant glass protection in their respective fields. The C-Bond BRS system seeks to combine simplicity and affordability with a one-way capability (the ability to shoot-out but prevent shooting in) ballistic protection compared to other costlier ballistic resistant material (polycarbonate and glass laminate) products.

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

C-Bond Authorized Distributor Network

Our Authorized Distributor Program focuses on channeling distribution agreements with industry specific business-to-business and original equipment manufacturing customers to develop a global distribution network. This program aims to partner with high quality distributors that can grow revenues and margins. For the year ended December 31, 2022, no customer accounted for over 10% of total sales. For the year ended December 31, 2022, all sales were in the United States. Almost all sales generated through Mobile are performed in Texas. No other geographical area accounted for more than 10% of total sales during the years ended December 31, 2022 and 2021. A reduction in sales from or loss of our customers could have a material adverse effect on the Company’s consolidated results of operations and financial condition.

Suppliers

Currently, we rely on two main suppliers, Madico, Inc. and Eastman Performance Films, LLC, for our window film; one main supplier, Gelest, Inc., for our chemicals; and one main supplier, Quip Laboratories, for disinfectant products.  However, we believe that, if necessary, alternate window film and chemical suppliers could be found without material disruption to our business.

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

Research and Development

We did not incur any research and development expenses during 2022.

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

Employees

As of December 31, 2022, C-Bond had one full-time employee, and multiple part-time employees, including our chief executive officer, who operate as independent contractors of the Company. Additionally, Mobile had 16 full-time employees and 3 independent contractors. We have established an extensive network of external partners, contractors, and consultants to minimize administrative overhead and maximize efficiency.

We believe that a diverse workforce is important to our success. We will continue to focus on the hiring, retention and advancement of women and underrepresented populations, and to cultivate an inclusive and diverse corporate culture. In the future, we intend to continue to evaluate our use of human capital measures or objectives in managing our business such as the factors we employ or seek to employ in the development, attraction and retention of personnel and maintenance of diversity in our workforce.

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being; that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families.

We also provide robust compensation and benefits programs to help meet the needs of our employees. We believe that we maintain a satisfactory working relationship with our employees and have not experienced any labor disputes.

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

We have incurred substantial net losses since our inception, including net losses of $5,156,478 and $7,128,858 (which included stock-based compensation of $1,039,943 and $4,085,868, respectively), for the years ended December 31, 2022 and 2021, respectively, and these losses may continue. The net cash used in operations was $1,584,918 and $1,807,051 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit, shareholders’ deficit, and working capital deficit of $62,693,184, $7,050,669 and $4,349,384, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital.

Our ability to continue as a going concern will require us to obtain additional financing to fund our current operations, which may be unavailable on attractive terms, if at all.

As of December 31, 2022, our recurring operating losses, cash used in operations and our current operating plans raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Our ability to continue as a going concern will require us to obtain additional financing to fund our current operating plans. We believe that our existing cash and cash equivalents will not be sufficient to fund our current operating plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our commercialization efforts.

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

We hold our cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts that could be adversely affected if the financial institution holding such funds fails.

We hold our cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts. At times, the balance held in these accounts may exceed the Federal Deposit Insurance Corporation, or FDIC, standard deposit insurance limit of $250,000. If the financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations, including payroll obligations.

For example, on March 10, 2023, Silicon Valley Bank, or SVB, and Signature Bank, were closed by state regulators and the FDIC was appointed receiver for each bank. The FDIC created successor bridge banks and all deposits of SVB and Signature Bank were transferred to the bridge banks under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve and the FDIC. If the financial institution in which we hold funds for working capital and operating expenses were to fail, we cannot provide any assurances that such governmental agencies would take action to protect our uninsured deposits or investments in a similar manner.

Our future revenues are very difficult to predict with any accuracy.

Predicting the timing or the amount of revenues that we will receive from the sale, or license, of our products is very difficult. Any delay in the development and acceptance of one or more of our products, could result in significant delays in the realization of revenues, the need to raise additional capital through the issuance of additional equity or debt securities sooner than we intend, and may allow competitors to reach certain of such markets with products before we do. In view of the emerging nature of the technology involved in certain of these markets, and the attendant uncertainty as to whether our products will achieve meaningful commercial acceptance, if at all, there can be no assurance that we will realize revenues sufficient to achieve profitability.

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

Our lease on our Houston, Texas facility expires on May 31, 2025. If we are not able to renew or extend our lease on the Houston, Texas facility, we may have to move our corporate headquarters and manufacturing facility. Doing so could cause us to incur significant expenses and could delay or reduce our ability to manufacture our products for some time. Our financial condition and results of operation could be materially adversely affected by any such move.

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

We may not reach sufficient size to justify our public reporting status. If we are forced to become a private company, then our stockholders may lose their ability to sell their shares.

We may not be able to fulfill our obligation to develop and maintain proper and effective internal controls over financial reporting.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting annually. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Management concluded that our internal control over financial reporting as of December 31, 2022 was not effective, see “We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in a material misstatement in our financial statement.” below. In the future, we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Failure to comply, or any adverse results from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we will be able to conclude that our internal control over financial reporting is effective.

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

Holders of convertible debt issued by the Company may convert their promissory notes and exercise warrants into shares of our common stock, which will result in significant dilution to existing and new investors.

We closed a various financing transactions in 2021 and 2022 with investors whereby the respective investor purchased convertible promissory notes and warrants from the Company. If the investors convert their notes and exercise their warrants, the Company will issue shares of the Company’s common stock to the investor, which may cause substantial dilution to the book value per share of our common stock and to existing and new investors.

Holders of Series B Preferred Shares or Series C Preferred Shares issued by the Company may, as of December 31, 2022, convert such shares into approximately 164,635,079 and 432,250,000 shares of our common stock, respectively, which could result in significant dilution to existing and new investors.

As of December 31, 2022, we had 1,000 Series B and 17,290 Series C shares of Preferred Stock issued and outstanding. If a holder of Series B Preferred shares or Series C Preferred shares issued by the Company elects to convert such shares into approximately 164,635,079 and 432,250,000 shares of our common stock, respectively, it would result in significant dilution to existing and new investors.

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

We are subject to the reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act, which require annual management assessments of the effectiveness of our internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As reported in Item 9A hereof, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022 because of a material weakness in our internal control over financial reporting. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting: (1) the lack of multiple levels of management review on complex business, accounting, and financial reporting issues and (2) a lack of adequate segregation of duties as a result of our limited financial resources to support hiring of personnel. Until such time as we expand our staff to include additional accounting and executive personnel, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

On January 20, 2022, we received an Order Directing Examination and Designating Officers to Take Testimony (a “Formal Order”) from the SEC. The Formal Order authorizes that an examination be made to determine whether a stop order should be issued under Section 8(d) of the Securities Act of 1933, as amended (the “Securities Act”) with respect to the Company’s Registration Statement on Form S-1, and any supplements and amendments thereto. The Formal Order indicates that the Form S-1 may be deficient in that it may contain untrue statements of material fact or omit to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading concerning, among other things, the Company’s revenue and financial condition.

ITEM 2. PROPERTIES

Our corporate headquarters and manufacturing facility is located in an 8,385 square foot facility in Houston, Texas at 6035 South Loop East. The lease on the Houston facility expires on May 31, 2025.

In connection with the Exchange Agreement with Mobile, the Company was named as guarantor of a Commercial Lease Agreement dated July 21, 2021, by and between landlord MDW Management, LLC, a company owned by Michael Wanke and his wife and tenant Mobile. The term of this lease is 60 months, at a minimum monthly rent of $5,600 (not including tax), with two five-year options for the tenant to renew. The Company’s obligation as guarantor of the Lease will terminate upon the occurrence of earlier of the following: (i) the date of the Company’s acquisition of 100% of the ownership interests of Mobile; (ii) the date that the Company beneficially owns less than an 80%)ownership interest in Mobile; or (iii) two (2) years from and after the effective date of the guaranty. Our Mobile manufacturing and warehouse facility is located in an approximate 4,000 square foot facility in Universal City, Texas at 2029 Pat Booker Rd.

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

On January 20, 2022, we received the “Formal Order” from the SEC. The Formal Order authorizes that an examination be made to determine whether a stop order should be issued under Section 8(d) of the Securities Act with respect to the Company’s Registration Statement on Form S-1, and any supplements and amendments thereto. The Formal Order indicates that the Form S-1 may be deficient in that it may contain untrue statements of material fact or omit to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading concerning, among other things, the Company’s revenue and financial condition.

On March 8, 2021, a former officer of the Company resigned. The Company and the former officer alleged certain claims against each other, including certain compensation claims. Neither party has initiated litigation. The Company intends to vigorously defend itself against any possible claims and assert any relevant claims against the former executive and believes it will prevail.

In July 2021, a former employee of the Company filed a small claims case for approximately $16,000 in Harris County, TX, and the Company filed its response on August 2021. This case is no longer shown as pending with the Harris County, Texas Court system. The Company intends to vigorously defend itself against any claim made and believes it will prevail.

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

Quarter Ended	High	Low
December 31, 2022	$0.0160	$0.0050
September 30, 2022	$0.0170	$0.0070
June 30, 2022	$0.0289	$0.0106
March 31, 2022	$0.0300	$0.0130
December 31, 2021	$0.05	$0.02
September 30, 2021	$0.05	$0.02
June 30, 2021	$0.06	$0.02
March 31, 2021	$0.15	$0.04

On March 30, 2023, the closing price of the Company’s common stock on OTC Pink was $0.0048.

Holders of Common Stock

As of March 30, 2023, there were approximately 213 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees, or other fiduciaries.

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

Securities Authorized for Issuance under Equity Compensation Plans

See “Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information concerning our equity compensation plans as of December 31, 2022.

Recent Sales of Unregistered Securities

On October 3, 2022, we issued 3,000,000 shares of our common stock for investor relations services to be rendered.

On December 1, 2022, we issued 6,535,274 shares our common stock upon the conversion of 250 shares of Series C preferred with a stated redemption value of $25,000. The conversion price was based on contractual terms of the related Series C preferred shares.

In connection with the Letter Agreement dated December 15, 2022, in order to induce GS Capital to extend the due dates of the GS Capital Notes, we issued 15,000,000 shares of the Company’s common stock to GS Capital.

The above securities were issued in reliance upon the exemptions provided by Section 4(a)(2) under the Securities Act.

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

We expect that our recent acquisition of Mobile will be the springboard to provide glass security solutions across the United States. We recently launched Patriot Glass Solutions to protect personal and business property across the United States using C-Bond’s proprietary glass strengthening technology to protects property from looting, rioting, break-ins, and gunfire. With our recent acquisition of Mobile, we are re-branding our Safety Solutions Group as “Patriot Glass Solutions.” Patriot Glass Solutions’ primary products include C-Bond BRS, a ballistic-resistant film system; and C-Bond Secure, a multi-purpose glass strengthening primer and window film mounting solution that deters forced entry.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $5,156,478 and $7,128,858 for the years ended December 31, 2022 and 2021, respectively, which included stock-based compensation of $1,039,943 and $4,085,868 for the years ended December 31, 2022 and 2021, respectively. The net cash used in operations was $1,584,918 and $1,807,051 for the years ended December 31, 2022 and 2021, respectively. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $62,693,184, $7,050,669 and $4,349,384, respectively, on December 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares, preferred shares and from the issuance of convertible and other promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. We were materially affected by the COVID-19 outbreak to in 2020 and 2021 and the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. The Company saw a material decrease in sales from its international customers as a result of the unprecedented public health crisis from the COVID-19 pandemic and a decrease in domestic sales due to a decrease in business spending on discretionary items. As a result, during 2021 and 2020, the Company’s international customers delayed the ordering of products and delayed or defaulted on payment of balances due to the Company. The lack of collection of accounts receivable balances, which the Company believes was attributable to COVID-19, had a material impact on the cash flows of the Company. The Company believes that COVID-19 had minimal impact on its operations in 2022. The Company cannot estimate the future impact of the pandemic on its business. A severe or prolonged economic downturn could result in a variety of risks to the Company’s business, including weakened demand for its products and a decreased ability to raise additional capital when needed on acceptable terms, if at all. Currently, the Company is unable to estimate the impact of this event on its operations.

Critical Accounting Policies

The following discussion and analysis of our consolidated financial condition and consolidated results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management continually evaluates such estimates, including those related to estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete or slow moving inventory, estimated used in the calculation of percentage of completion on uncompleted jobs, purchase price allocation of acquired businesses, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the estimate of the fair value of the right of use asset and lease liability, the valuation of redeemable and mandatorily redeemable preferred stock, the value of beneficial conversion features and deemed dividends, the valuation of deferred tax assets, and the fair value of non-cash equity transactions. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

Segment reporting

During the year ended December 31, 2022 and from July 22, 2021 (date of acquisition of Mobile) to December 31, 2021, we operated in two reportable business segments - (1) the manufacture and sale of a windshield strengthening water repellent solution as well as a disinfection product, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system (the “C-Bond Segment”), and (2) the distribution and installation of window film solutions (the “Mobile Segment”). Our reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations.

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

We sell our products, which include standard warranties primarily to distributors and authorized dealers. Product sales are recognized at a point in time when the product is shipped to the customer and title is transferred and are recorded net of any discounts or allowances. The warranty does not represent a separate performance obligation.

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

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under Accounting Standards Update (“ASU”) 2016-09 Improvements to Employee Share-Based Payment.

See Note 2 to our consolidated financial statements for a summary of significant accounting policies and recent accounting pronouncements.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements for the years ended December 31, 2022 and 2021, which are included elsewhere in this annual report on Form 10-K. The results discussed below are for the years ended December 31, 2022 and 2021.

Comparison of Results of Operations for the Years ended December 31, 2022 and 2021

Sales

For the year ended December 31, 2022, sales amounted to $2,232,646 as compared to $1,476,828 for the year ended December 31, 2021, an increase of $755,818, or 51.2%. The increase was primarily attributable to the acquisition of 80% of Mobile on July 22, 2021, which generated sales of $1,853,910 for the year ended December 31, 2022 as compared to $1,042,017 for the period from acquisition (July 22, 2021) to December 31, 2021, an increase in C-Bond nanoShield solution sales of $122,471, and an increase in disinfectant product of $3,574, offset by a decrease in sales of C-Bond ballistic resistant glass protection systems and C-Bond Secure window film application solution of $167,113, a decrease in freight and delivery revenue of $2,864, and a decrease in sale of installation and other services of $12,143.

Cost of Goods Sold

In connection with our C-Bond Solutions segment, cost of goods sold is comprised primarily of cost of raw materials and finished inventory sold, packaging costs, and warranty costs. In connection with our Mobile segment, cost of goods sold is comprised primarily of cost of raw materials such as film, labor, subcontractor costs, equipment rental, and supplies.

For the year ended December 31, 2022, cost of sales amounted to $954,402 as compared to $657,298 for the year ended December 31, 2021, an increase of $297,104, or 45.2%. This increase in cost of sales is primarily attributable to the acquisition of 80% of Mobile on July 22, 2021, which generated cost of sales of $889,016 for the year ended December 31, 2022 as compared to cost of sales of $518,700 for the period from acquisition (July 22, 2021) to December 31, 2021, an increase of $370,316. The increase was offset by a decrease in cost of sales of $70,212 related to an increase in sales of C-Bond nanoShield solution which were offset by a decrease in sales of C-Bond ballistic resistant glass protection systems and C-Bond Secure window film application solution products. Generally, we recognize a higher gross profit percentage on the sale of C-bond nanoShield and C-bond ballistic resistant glass protections systems than we do on the Mobile.

Gross Profit

For the year ended December 31, 2022, gross profit amounted to $1,278,244, or 57.3% of sales, as compared to $819,530, or 55.5% of sales, for the year ended December 31, 2021, an increase of $458,714, or 56.0%. This increase in gross profits is primarily attributable to the acquisition of 80% of Mobile on July 22, 2021, which generated gross profit of $863,736, or 46.6% for the year ended December 31, 2022 as compared to gross profit of $482,092, or 46.3% from acquisition date (July 22, 2021) to December 31, 2021, an increase of $381,644. Additionally, we had an increase in gross profits of $77,070, related to an increase in sales of C-Bond nanoShield solution offset be a decreased in sales of C-Bond ballistic resistant glass protection systems, C-Bond Secure window film application solution, and a decrease in sales of disinfectant products. Generally, we recognize a higher gross profit percentage on the sale of C-bond nanoShield and C-bond ballistic resistant glass protections systems than we do on the sale of disinfection products and from Mobile Tint installations and services. During the year ended December 31, 2022 and 2021, gross profits percentages related to the sale of sales of C-Bond nanoShield solution, C-Bond ballistic resistant glass protection systems, C-Bond Secure window film application solution, and disinfectant products were 86.4% and 70.9%, respectively.

Operating Expenses

For the year ended December 31, 2022, operating expenses amounted to $4,470,738 as compared to $7,829,649 for the year ended December 31, 2021, a decrease of $3,358,911, or 42.9%. For the years ended December 31, 2022 and 2021, operating expenses consisted of the following:

	Year Ended December 31,
	2022	2021
Compensation and related benefits, including stock-based compensation charges of $1,039,943 and $4,085,868 for the years ended December 31, 2022, and 2021, respectively	$2,844,783	$6,165,006
Research and development	-	(3,250)
Professional fees	815,542	1,031,540
General and administrative expenses	810,413	636,353

Total	$4,470,738	$7,829,649

Compensation and related benefits

For the year ended December 31, 2022, compensation and related benefits decreased by $3,320,223, or 53.9%, as compared to the year ended December 31, 2021. This decrease was primarily due to a decrease in stock-based compensation of $3,045,925 and a decrease in compensation and related benefits of $640,324 to C-Bond employees primarily attributable to a decrease in bonuses, offset by an increase in compensation and related benefits of $366,026 from the acquisition of Mobile Tint.

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

Research and development

Research and development expenses (recovery) consisted primarily of contracted development services, third party testing laboratories, materials used and allocated overhead expenses. For the year ended December 31, 2022, we did not incur any research and development fees due to a lack of working capital. For the year ended December 31, 2021, we recorded a research and development recovery of $3,250 related to a receipt of a refund of previous research and development costs of $3,250.

Professional fees

For the year ended December 31, 2022, professional fees decreased by $215,998, or 20.9%, as compared to the year ended December 31, 2021. This decrease was primarily related to a decrease in legal fees of $130,044, a decrease in consulting fee of $148,156, a decrease in investor relations fees of $24,739, and a decrease in other professional fees of $6,013, offset by an increase in accounting fees of $92,954 attributable to the acquisition of Mobile.

General and administrative

For the year ended December 31, 2022, general and administrative expenses increased by $174,060, or 27.4%, as compared to the year ended December 31, 2021. This increase was primarily attributable to an increase in depreciation and amortization expense of $43,252 related to the acquisition of Mobile, an increase in rent expense of $44,699, an increase in advertising expense of $4,111, and an increase in other selling, general and administrative expenses of $117,096, offset by a decreased in bad debt expense of $31,639 and a decrease in shipping and handling expense of $3,459.

Loss from Operations

For the year ended December 31, 2022, loss from operations decreased by $3,817,625, or 54.5%, as compared to the year ended December 31, 2021.

Other Income (Expenses), net

For the year ended December 31, 2022, other expense, net amounted to $1,963,984 as compared to $118,739 for the year ended December 31, 2021, an increase of $1,845,245, or 1,554.0%. This change was due to an increase in interest expense of $1,337,130 related to an increase in the amortization of debt discount, an increase in interest-bearing debt of $1,466,000, and the accrual of a default penalty of $206,250 related to convertible debt that defaulted due to non-payment, and a decrease in other income of $67,778 and an increase in loss on debt extinguishment and inducement expenses of $440,337.

Net Loss

Due to factors discussed above, for the years ended December 31, 2022 and 2021, net loss amounted to $5,156,478 and $7,128,858, respectively. For the year ended December 31, 2022, net loss attributable to common shareholders, which included a deemed dividend related to price protection, beneficial conversion features on preferred stock, and the dividends accrued on Series B and C preferred stock of $60,090 and the deduction of net loss attributable to noncontrolling interests of $38,513, amounted to $5,178,055, or $(0.02) per basic and diluted common share. For the year ended December 31, 2021, net loss attributable to common shareholders, which included a deemed dividend related to price protection, beneficial conversion features on preferred stock, and the dividends accrued on Series B and C preferred stock of $4,401,907 and the deduction of net income attributable to noncontrolling interests of $15,525, amounted to $11,546,290, or $(0.05) per basic and diluted common share.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $97,091 and $519,898 as of December 31, 2022 and 2021, respectively.

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

On May 10, 2021, we entered into a Loan and Security Agreement (the “Loan Agreement”) and a Secured Promissory Note (the “Note”) in the amount of $500,000 with a lender. The Note shall accrue interest at 8% per annum, compounded annually, and all outstanding principal and accrued interest is due and payable of May 10, 2023. Our obligations under the Loan Agreement and the Note are secured by a second priority security interest in substantially all of the Company’s assets (the “Collateral”). The Loan Agreement and Note contain customary representations, warranties and covenants, including certain restrictions on our ability to incur additional debt or create liens on its property. The Loan Agreement and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties and bankruptcy or insolvency proceedings, the occurrence of which, after any applicable cure period, would permit Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Note, as applicable, and to exercise its remedies with respect to the Collateral. Upon the occurrence of an Event of Default under the Loan Agreement and Note, all amounts then outstanding (including principal and interest) shall bear interest at the rate of 18% per annum, compounded annually until the Event of Default is cured. On December 31, 2022 and 2021, principal amount due under this Note amounted to $500,000.

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

On October 15, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with Mercer Street Global Opportunity Fund, LLC (the “Investor”), pursuant to which the Company received $750,000 (less $10,000 of Investor’s fees) in exchange for the issuance of a 10% Original Issue Discount Senior Convertible Promissory Note (the “Initial Note”) in the principal amount of $825,000, and a five-year warrant (the “Initial Warrant”) to purchase, in the aggregate, shares of the Company’s common stock at an exercise price of $0.05 per share in an amount equal to 50% of the conversion shares to be issued. The transactions contemplated under the SPA closed on October 18, 2021. Pursuant to the SPA, the Investor has agreed to purchase an additional $825,000 10% Original Issue Discount Senior Convertible Promissory Note (the “Second Note,” and together with the Initial Note, the “Notes”), and a five-year warrant (the “Second Warrant,” and together with the Initial Warrant, the “Warrants”) to purchase, in the aggregate, shares of the Company’s common stock at an exercise price of $0.05 per share from the Company in an amount equal to 50% of the conversion shares to be issued upon the same terms as the Initial Note and Initial Warrant (subject to there being no event of default under the Initial Note or other customary closing conditions), within three trading days of a registration statement registering the shares of the Company’s common stock issuable under the Notes (the “Conversion Shares”) and upon exercise of the Warrants (the “Warrant Shares”) being declared effective by the SEC. The Notes mature 12 months after issuance, bear interest at a rate of 4% per annum, and are initially convertible into the Company’s common stock at a fixed conversion price of $0.025 per share, subject to adjustment for stock splits, stock combinations, dilutive issuances, and similar events, as described in the Notes. On April 20, 2022, the Company and Mercer Street Global Opportunity Fund, LLC (the “Investor”) entered into an Exchange Agreement (the “Exchange Agreement”) that amended a 10% Original Issue Discount Senior Convertible Promissory Note (See Note 7). The original SPA remains in effect. Per the terms of the Exchange Agreement, the Parties agreed to exchange (i) the Initial Note for a new Convertible Promissory Note (the “New Note”) and (ii) the Initial Warrant for a new five-year warrant to purchase, in the aggregate, 33,000,000 shares of the Company’s common stock at an exercise price of $0.025 per share (the “New Warrant” and together with the New Note, the “New Securities”), according to the terms and conditions of the Exchange Agreement. On April 20, 2022, pursuant to the terms of the Exchange Agreement, the Investor surrendered the Prior Securities in exchange for the New Securities. Other than the surrender of the Prior Securities, no consideration of any kind whatsoever was given by the Investor to the Company in connection with the Exchange Agreement. The terms of the New Securities are the same as the Prior Securities except for the pricing of the shares issuable under the New Note and the shares issuable upon exercise of the New Warrant. The New Securities are composed of the New Note, which is a 10% Original Issue Discount Senior Convertible Promissory Note in the principal amount of $825,000, and the New Warrant. The New Note matures on October 15, 2022, bears interest at a rate of 4% per annum, and is initially convertible into the Company’s common stock at a fixed conversion price of $0.0125 per share, subject to adjustment for stock splits, stock combinations, dilutive issuances, and similar events, as described in the New Note. The Notes may be prepaid at any time for the first 90 days at face value plus accrued interest. From day 91 through day 180, the Notes may be prepaid in an amount equal to 110% of the principal amount plus accrued interest. From day 181 through the day immediately preceding the maturity date, the Notes may be prepaid in an amount equal to 120% of the principal amount plus accrued interest. The Notes and Warrants contain conversion limitations providing that a holder thereof may not convert the Notes or exercise the Warrants to the extent (but only to the extent) that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such conversion or exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice. In connection with the SPA, the Company entered into a Registration Rights Agreement dated October 15, 2021 (the “Registration Rights Agreement”), with the Investor pursuant to which it is obligated to file a registration statement with the SEC within 45 days after the date of the agreement to register the resale by the Investor of the conversion shares and warrant shares, and use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 60 days after the registration statement is filed. Upon the occurrence of an event of default under the Notes, the Investor has the right to be prepaid at 125% of the outstanding principal balance and accrued interest, and interest accrues at 18% per annum. The Company has also granted the Investor a 12-month (or until the Notes are no longer outstanding) right to participate in specified future financings, up to a level of 30%. On October 15, 2022, the due date of the New Note, the New Note defaulted due to non-payment. Accordingly, the Company added a default penalty of $206,250, or 25%, to the principal balance and recorded interest expense of $206,250, and interest shall accrue at 18% per annum.

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

On June 23, 2022, the Company entered into entered into a Securities Purchase Agreement (“Agreement”) with GS Capital Partners, LLC (“GS Capital”), pursuant to which a Promissory Note (the “GS Capital Note”) was made to GS Capital in the aggregate principal amount of $195,000. The Note was purchased for $176,000, reflecting an original issuance discount of $19,000, and was funded on June 24, 2022 (less legal and other administrative fees). The Company received net proceeds of $148,420. The Company further issued GS Capital a total of 1,750,000 commitment shares (“Commitment Shares”) as additional consideration for the purchase of the Note (See Note 9). Principal and interest payments shall be made in 10 installments of $21,060 each beginning on the 90th-day anniversary following the issue date and continuing thereafter each 30 days for nine months. The GS Capital Note matures 12 months after issuance and bears interest at a rate of 8% per annum. GS Capital shall have the right at any time following an Event of Default to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under this Note at a conversion price of $0.011, subject to adjustment as defined in the GS Capital Note. The Company did not calculate a beneficial conversion feature since the GS Capital Note is contingently convertible upon default on the GS Capital Note. As of September 30, 2022, the Company is not in default on this note. In the event that following the Issue Date the closing trading price of the Company’s common stock is then being traded is below $0.011 per share for more than ten consecutive trading days, then the conversion price shall be equal to $0.004 per share. The GS Capital Note contains conversion limitations providing that a holder thereof may not convert the Note to the extent (but only to the extent) that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such conversion or exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice. Events of default include, amongst other items, failure to pay principal or interest, bankruptcy, delisting of the Company’s stock, financial statement restatements, or if the Company effectuates a reverse split. Upon the occurrence of any event of default, the GS Capital Note shall become immediately and automatically due and payable and the Company shall pay to GS Capital, in full satisfaction of its obligations hereunder, an amount equal to: (a) the then outstanding principal amount of this note plus (b) accrued and unpaid interest on the unpaid principal amount of this note to the date of payment (the “mandatory prepayment date”) plus (y) default interest, if any, multiplied by 120%. On December 15, 2022, the Company and GS Capital entered into a letter agreement to extend the due date of the GS Capital June 2022 note by 60 days. Specifically, the maturity date of the GS Capital June 2022 note was extended to August 23, 2023 and the next payment due date was extended to February 28, 2023. Through December 31, 2022, the Company paid $53,512 of principal balance. On December 31, 2022, the principal balance due on the GS Capital Note amounted to $141,488 and accrued interest payable amounted to $7,471.

On July 26, 2022, the Company closed a Securities Purchase Agreement (“July 2022 Agreement”) with GS Capital, pursuant to which a Promissory Note (“July 2022 Note”) was made to GS Capital in the aggregate principal amount of $195,000. The July 2022 Note was purchased for $176,000, reflecting an original issuance discount of $19,000, and was funded on July 28, 2022 (less legal and other administrative fees). The Company received net proceeds of $158,920. The Company further issued GS Capital a total of 2,600,000 commitment shares (“July 2022 Commitment Shares”) as additional consideration for the purchase of the July 2022 Note. In addition, the Company issued 998,008 of its common stock to the placement agent as fee for the capital raise, respectively. The July Commitment Shares and the placement agent shares were recorded as a debt discount of $34,606 based on the relative fair value method to be amortized over the life of the Note. Principal and interest payments shall be made in 10 installments of $21,060 each beginning on the 90th-day anniversary following the issue date and continuing thereafter each 30 days for nine months. The July 2022 Note matures 12 months after issuance and bears interest at a rate of 8% per annum. GS Capital shall have the right at any time following an Event of Default to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the July 2022 Note at a conversion price of $0.011, subject to adjustment as defined in the Note. The Company did not calculate a beneficial conversion feature since the GS Capital July 2022 Note is contingently convertible upon a default on the July 2022 Note. As of September 30, 2022, the Company is not in default on this note. In the event that following the Issue Date the closing trading price of the Company’s common stock is then being traded is below $0.011 per share for more than ten consecutive trading days, then the conversion price shall be equal to $0.004 per share. The July 2022 Note contains conversion limitations providing that a holder thereof may not convert the Note to the extent (but only to the extent) that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such conversion or exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice. . On December 15, 2022, the Company and GS Capital entered into a letter agreement to extend the due date of the GS Capital July 2022 note by 60 days. Specifically, the maturity date of the GS Capital July 2022 note was extended to September 26, 2023 and the next payment due date was extended to February 28, 2023. Through December 31, 2022, the Company paid $34,120 of principal balance. On December 31, 2022, the principal balance due on the GS Capital July 2022 Note amounted to $160,880 and accrued interest payable amounted to $6,441.

On September 6, 2022, the Company closed a Securities Purchase Agreement (“September 2022 Agreement”) with GS Capital, pursuant to which a Promissory Note (“September 2022 Note”) was made to GS Capital in the aggregate principal amount of $195,000. The September 2022 Note was purchased for $176,000, reflecting an original issuance discount of $19,000, and was funded on September 6, 2022 (less legal and other administrative fees). The Company received net proceeds of $158,920. The Company further issued GS Capital a total of 3,300,000 commitment shares (“September 2022 Commitment Shares”) as additional consideration for the purchase of the September 2022 Note. In addition, the Company issued 773,626 of its common stock to the placement agent as fee for the capital raise, respectively. The September Commitment Shares and the placement agent shares were recorded as a debt discount of $30,326 based on the relative fair value method to be amortized over the life of the Note. Principal and interest payments shall be made in 9 installments of $23,400 each beginning on the 120th-day anniversary following the issue date and continuing thereafter each 30 days for eight months. The September 2022 Note matures 12 months after issuance and bears interest at a rate of 8% per annum. GS Capital shall have the right at any time following an Event of Default to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the September 2022 Note at a conversion price of $0.009, subject to adjustment as defined in the Note. The Company did not calculate a beneficial conversion feature since the GS Capital July 2022 Note is contingently convertible upon a default on the September 2022 Note. As of September 30, 2022, the Company is not in default on this note. In the event that following the Issue Date the closing trading price of the Company’s common stock is then being traded is below $0.009 per share for more than ten consecutive trading days, then the conversion price shall be equal to $0.0032 per share. The September 2022 Note contains conversion limitations providing that a holder thereof may not convert the Note to the extent (but only to the extent) that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such conversion or exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice. On December 15, 2022, the Company and GS Capital entered into a letter agreement to extend the due date of the GS Capital September 2022 note by 60 days. Specifically, the maturity date of the GS Capital September 2022 note was extended to November 6, 2023 and the next payment due date was extended to March 6, 2023. On December 31, 2022, the principal balance due on the GS Capital September 2022 Note amounted to $195,000 and accrued interest payable amounted to $5,001.

On November 8, 2022, the Company entered into a Promissory Note (the “November 2022 Note”) with a private investor (the “Private Investor”) in the principal amount of $200,000 and received net proceeds of $200,000. The November 2022 Note bears interest at a rate of 8% per annum and all outstanding principal and accrued and unpaid interest is due on November 8, 2024. At any time, the Company may prepay all or any portion of the principal amount of the November 2022 Note and any accrued and unpaid interest without penalty. As security for payment of the principal and interest on the November 2022 Note, the Company and the Private Investor previously entered into that certain Loan and Security Agreement dated May 10, 2021, which is incorporated into the November 2022 Note. On December 31, 2022, the principal balance due on the November 2022 Note amounted to $200,000 and accrued interest payable amounted to $2,367.

On November 9, 2022, the Company closed a Securities Purchase Agreement dated November 4, 2022, with 1800 DIAGONAL LENDING LLC, a Virginia limited liability company, (“Diagonal”), pursuant to which a Promissory Note (the “November 2022 Diagonal Note”) dated November 4, 2022, was made to Diagonal in the aggregate principal amount of $104,250 and the Company received net proceeds of $100,000 which was net of fees of $4,250. The November 2022 Diagonal Note bears interest at a rate of 12% per annum (22% upon the occurrence of an event of a default) and all outstanding principal and accrued and unpaid interest are due on May 4, 2024. On December 27, 2022, the Company closed a Securities Purchase Agreement dated December 27, 2022, with 1800 Diagonal pursuant to which a Promissory Note (“December 2022 Diagonal Note”) dated December 27, 2022, was made to Diagonal in the aggregate principal amount of $64,250 and the Company received net proceeds of $60,000 which was net of fees of $4,250. The December 2022 Diagonal Note bears interest at a rate of 12% per annum (22% upon the occurrence of an event of a default) and all outstanding principal and accrued and unpaid interest are due on June 27, 2024. The Company has the right to prepay the November 2022 and December 2022 Diagonal Notes (principal and accrued interest) at any time during the first six months the note is outstanding at the rate of 115% during the first 30 days after issuance, 120% during the 31st to 60th day after issuance, and 125% during the 61st to the 180th day after issuance. The November 2022 and December 2022 Diagonal Notes may not be prepaid after the 180th day following the issuance date, unless Diagonal agrees to such repayment and such terms. Diagonal may in its option, at any time beginning 180 days after the date of the Diagonal Notes, convert the outstanding principal and interest on the November 2022 and December 2022 Diagonal Notes into shares of our common stock at a conversion price per share equal to 65% of the average of the three lowest closing bid prices of our common stock during the 10 trading days prior to the date of conversion. At no time may the November 2022 and December 2022 Diagonal Notes be converted into shares of our common stock if such conversion would result in Diagonal and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock.

On November 22, 2022, the Company entered into a Promissory Note and Security Agreement (the “November 2022 Note”) in the principal amount of $65,000 with Mercer Street Global Opportunity Fund, LLC (the “Investor”). The November 2022 Note was funded on November 22, 2022 and the Company received net proceeds of $62,500 which is net of investor legal fees of $2,500. The legal fees were recorded as a debt discount to be amortized over the life of the November 2022 note. The November 2022 Note matures on August 22, 2023 and bears interest at a rate of 8% per annum. At any time, the Company may prepay all or any portion of the principal amount of the November 2022 Note and any accrued and unpaid interest without penalty.

Additional cash liquidity is generated from product sales. However, to date, we are not profitable, and we cannot provide any assurances that we will be profitable. We believe that our existing cash and cash equivalents will not be sufficient to fund our current operating plans.

Cash Flows

For the Years Ended December 31, 2022 and 2021

The following table shows a summary of our cash flows for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(1,584,918)	$(1,807,051)
Net cash provided by investing activities	$5,500	$301,901
Net cash provided by financing activities	$1,156,611	$1,701,641
Net (decrease) increase in cash	$(422,807)	$196,491
Cash - beginning of the year	$519,898	$323,407
Cash - end of the year	$97,091	$519,898

Net Cash Used in Operating Activities:

Net cash flow used in operating activities was $1,584,918 for the year ended December 31, 2022 as compared to net cash flow used in operating activities of $1,807,051 for the year ended December 31, 2021, a decrease of $222,133.

Net cash flow used in operating activities for the year ended December 31, 2022 primarily reflected a net loss of $5,156,478, which was then adjusted for the add-back (deduction) of non-cash items primarily consisting of depreciation and amortization of $89,219, stock-based compensation expense of $1,039,943, stock-based professional fees of $298,571, amortization of debt discount of $1,059,752, non-cash interest expense for default penalty and put premiums of $296,981, bad debt expense of $7,716, gain on sale of property and equipment of $(5,500), and a non-cash loss on debt extinguishment of $343,895, and changes in operating assets and liabilities consisting primarily of an increase in accounts receivable of $100,160, a decrease in inventory of $5,485, an increase in prepaid expenses of $746, a decrease in contract assets of $82,526, a decrease in accounts payable of $49,709, an increase in accrued expenses of $299,660, an increase in contract liabilities of $12,211, an increase in accrued compensation of $180,609, and an increase in accrued interest – related party of $10,027.

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

Net Cash Provided by Investing Activities:

During the year ended December 31, 2022, we received proceeds of $5,500 from the sale of property and equipment.

During the year ended December 31, 2021, we received proceeds of $288,901 in connection with the acquisition of Mobile and $13,000 from the sale of property and equipment.

Net Cash Provided by Financing Activities:

Net cash provided by financing activities was $1,156,611 for the year ended December 31, 2022 as compared to $1,701,641 for the year ended December 31, 2021.

During the year ended December 31, 2022, we received net proceeds from notes payable of $903,760, received proceeds from a related party note payable of $250,000, and received net proceeds from convertible notes payable of $160,000. These proceeds were offset by the repayment of notes payable of $157,149.

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

As of December 31, 2022, we determined that there was substantial doubt about our ability to maintain operations as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We will seek to raise capital through additional debt and/or equity financings to fund operations in the future. Although we have historically raised capital from sales of common and preferred shares, from the issuance of notes payable, and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

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

The following tables summarize our contractual obligations as of December 31, 2022, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-2 years	3-5 years	5 + years
Notes payable	$1,918,203	$1,709,399	$208,804	$-	$-
Convertible note payable	1,199,750	1,031,250	168,500	-	-
Interest on notes payable	477,734	477,734	-	-	-
Operating lease gross base rent	436,259	147,466	249,593	39,200	-
Total	$4,031,946	$3,365,849	$626,897	$39,200	$-

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2022, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2022, our internal control over financial reporting was not effective.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our current directors and executive officers:

Name	Age	Position
Scott R. Silverman	58	Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Chairman of the Board and Director
Allison Tomek	47	President, Vice President of Corporate Communication, Secretary and Director
Barry M. Edelstein	58	Director

Scott R. Silverman has been the Chairman of the Board and a director of the Company since June 1, 2018. Mr. Silverman has served as Chief Executive Officer of C-Bond Systems, LLC since December 2017 and Interim Chief Financial Officer since March 8, 2021.  From 2003 to 2011, Mr. Silverman served as Executive Chairman of VeriChip Corporation which completed an initial public offering on the NASDAQ in 2007 raising more than $30 million. VeriChip Corporation subsequently sold to Stanley Works in 2008.  From 2011 to 2016, Mr. Silverman founded and served as Chairman and Chief Executive Officer of Veriteq Corporation, a leader in RFID technology for medical devices which went public in 2013 and was subsequently sold to a leading breast implant manufacturer. Mr. Silverman is a graduate from the University of Pennsylvania and Villanova University School of Law. We believe that Mr. Silverman’s knowledge of our company, industry and business makes him well-suited to serve on the board of directors.

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

Family Relationships

There are no family relationships between or among any of our directors or executive officers.

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

Board Meetings; Annual Meeting Attendance

During the fiscal year ended December 31, 2022, the Board held three board meetings in person and via teleconference and acted via unanimous written consent on 9 occasions. The Company did not hold an annual meeting.

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

Committees of the Board of Directors

As our Common Stock is not presently listed for trading on a national securities exchange, we are not required to have board committees. However, the Company has an audit committee which is comprised of Mr. Edelstein, an independent director.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summarizes the compensation earned by our executive officers named in the “Summary Compensation Table” below (referred to herein as our “named executive officers”) in the fiscal years ended December 31, 2022 and 2021.

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

Overview

Our named executive officers for the years ended December 31, 2022 and 2021, are as follows:

●	Scott R. Silverman – Chief Executive Officer and Chief Financial Officer;

●	Allison Tomek – President, Vice President of Corporate Communication and Secretary since March 8, 2021;

2022 Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to each of the named executive officers for the years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary ($)		Bonus ($) (1)	Stock Awards ($) (2)		Option Awards ($)	All Other Compensation ($)		Total ($)
Scott R. Silverman	2022	450,211	(3)	155,469	-		-	681,740	(4)(8)	1,287,420
Chief Executive Officer, Interim Chief Financial Officer and Treasurer	2021	409,283	(3)	483,415	-		-	2,309,736	(5)(8)	3,202,434

Allison Tomek	2022	180,000	(3)	70,219	-		-	279,000	(6)	529,219
President, Vice President of Corporate Communications, Secretary	2021	158,090	(3)	137,700	132,000	(7)	-	256,190	(6)	683,980

(1)

Cash bonuses earned by Mr. Silverman and Ms. Tomek in 2022 were based on a bonus approved by the Board of Directors in December 2022 and also included bonuses accrued or paid based on a percentage of capital raises, in accordance with Mr. Silverman’s employment agreement. Cash bonuses were earned by Mr. Silverman and Ms. Tomek in 2021 based on a bonus approved by the Board of Directors during 2021 and also included bonuses accrued or paid based on a percentage of capital raises, in accordance with Mr. Silverman’s employment agreement. In connection with the December 2022 and 2021 bonus, the bonus recipients and the Company agreed to pay 90% of the 2022 and 2021 year-end bonus in Series B preferred stock rather than cash.

(2)

As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts, are contained in the notes to our financial statements under “Note 10 – Shareholders’ Deficit”.

(3)	Includes accrued and unpaid deferred compensation.

(4)

On January 6, 2022, Mr. Silverman’s Series B preferred share issuance included non-cash compensation of $678,556 related to the conversion of accrued compensation to convertible Series B preferred shares. The conversion feature of the Series B Preferred Stock at the time of issuance was determined to be beneficial on the issue date. Because the Series B Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, during the year ended December 31, 2022, the Company immediately recorded non-cash stock-based compensation of $678,556 related to the beneficial conversion feature arising from the issuance of Series B Preferred Stock which is included in Stock Awards.

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

(6)

In 2022, in lieu of cash compensation, Ms. Tomek received 81 shares of series B preferred shares for unpaid and deferred compensation. In 2022, Ms. Tomek’s series B preferred share issuance included non-cash compensation of $279,000 related to the conversion of accrued compensation to convertible Series B preferred shares. The conversion feature of the Series B Preferred Stock at the time of issuance was determined to be beneficial on the issue date. Because the Series B Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, during the year ended December 31, 2022, the Company immediately recorded non-cash stock-based compensation of $279,000 related to the beneficial conversion feature arising from the issuance of Series B Preferred Stock which is included in Stock Awards. In 2021, in lieu of cash compensation, Ms. Tomek received 20 shares of series B preferred shares for unpaid and deferred compensation and bonus of $20,000. In 2021, Ms. Tomek’s series B preferred share issuance included non-cash compensation of $256,190 related to the conversion of accrued compensation to convertible Series B preferred shares. The conversion feature of the Series B Preferred Stock at the time of issuance was determined to be beneficial on the issue date. Because the Series B Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, during the year ended December 31, 2021, the Company immediately recorded non-cash stock-based compensation of $256,190 related to the beneficial conversion feature arising from the issuance of Series B Preferred Stock which is included in Stock Awards.

(7)	In 2021, stock awards include the issuance of 2,000,000 shares of restricted common stock to Ms. Tomek with a fair value of $132,000.

(8)	Includes reimbursement of medical expenses of $3,184 and $4,022 in 2022 and 2021, respectively.

Narrative Disclosure to Summary Compensation Table

Except as otherwise described below, there are no compensatory plans or arrangements, including payments to be received from the Company with respect to any named executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or our subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Employment Agreement with Executive Officer

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

Mr. Silverman’s employment agreement provides that, in the event that his employment is terminated by the Company without “cause” (as defined in his employment agreement), or if Mr. Silverman resigned for “good reasons” (as defined in his employment agreement), subject to a complete release of claims, he will be entitled to (i) retain all stock options previously granted; and (ii) receive any benefits then owed or accrued along with one year of base salary and any unreimbursed expenses incurred by him. All amounts shall be paid on the termination date. In the event that Mr. Silverman’s employment is terminated by the Company for “cause” (as defined in his employment agreement), or if Mr. Silverman resigned without “good reasons” (as defined in his employment agreement), subject to a complete release of claims, he will be entitled to receive any unpaid base salary and benefits then owed or accrued and any unreimbursed expenses incurred by him. Additionally, if a change of control (as defined in his employment agreement) occurs during the term of this agreement, all unvested stock options will vest in full, and Mr. Silverman shall be paid a bonus equal to three times his current minimum base salary and minimum target bonus.

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

Elements of Executive Compensation

Base Salaries. Base salaries for the named executive officers during 2022 and 2021 were determined, subject in each case to their employment agreements, on the scope of each officer’s responsibilities along with his or her respective experience and contributions during the prior year. When reviewing base salaries, our board of directors took factors into account such as each officer’s experience and individual performance, company performance as a whole, and general industry conditions, but did not assign any specific weighting to any factor.

Equity Awards. Equity awards granted by the board of directors to the named executive officers during 2022 and 2021 were determined based on their employment agreements, on the scope of each officer’s responsibilities along with his or her respective experience and contributions during the prior year. When reviewing equity awards, our board of directors took factors into account such as each officer’s experience and individual performance, company performance as a whole, and general industry conditions, but did not assign any specific weighting to any factor.

Capital Raise Success Bonus. Pursuant to Mr. Silverman’s employment agreement, he receives a capital raise success bonus of 5% of all equity capital raised from investors/lenders introduced by him to the Company. Mr. Silverman agreed to share this capital raise bonus with other executives.

Bonus. In January 2021, the board of directors approved a bonus to Mr. Silverman and Ms. Tomek of $200,000 and $25,000, respectively. In December 2021, the board of directors approved a bonus to Mr. Silverman and Ms. Tomek of $219,615 and $90,500, respectively. In December 2022, the board of directors approved a bonus to Mr. Silverman and Ms. Tomek of $100,000 and $60,000, respectively.

Other Benefits. On June 30, 2020, we amended the employment agreement of Mr. Silverman to include an allowance of up to $10,000 per year to cover uncovered medical/dental expenses for Mr. Silverman and his family. Currently, we do not offer any additional benefit packages to other employees.

Outstanding Equity Awards at Fiscal Year-End

The following are the outstanding equity awards for the named executive officers as of December 31, 2022:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)		Number of Securities Underlying Unexercised Options (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)(1)	Option Expiration Date
Scott R. Silverman	3,000,000	(2)	-	0	$0.31	10/18/2027

(1)	This reflects the exercise price of such options.

(2)	These shares were fully vested prior to 2021.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(*)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott R. Silverman (1)	6,970,120	$57,155	6,970,120	$57,155
Allison Tomek (2)	4,750,000	$38,950	4,750,000	$38,950

*	The market value of shares of stock is computed by multiplying the closing market price of our stock at the end of the last completed fiscal year of December 31, 2022 of $0.0082 by the number of shares of stock set forth to the left of such figure.

(1)	6,970,120 shares vest on May 1, 2023, as extended by agreement. As of December 31, 2022, Mr. Silverman also owns 655 shares of Series B Preferred stock, which may convert into approximately 107,761,859 common shares.

(2)	4,750,000 shares vest on May 1, 2023, as extended per agreement. As of December 31, 2022, Ms. Tomek also owns 146 shares of Series B Preferred stock, which may convert into approximately 23,842,222 common shares.

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

Disclosure of Equity Awards Based on Material Nonpublic Information: None

Pay Versus Performance (PVP)

In accordance with the SEC’s disclosure requirements regarding pay versus performance, or PVP, this section presents the SEC-defined “Compensation Actually Paid,” or CAP of our PEO and NEOs for each of the fiscal years ended December 31, 2022 and 2021, and our financial performance. Also as required by the SEC, this section compares CAP to various measures used to gauge performance at the Company for each such fiscal year. Also as required by the SEC, this section compares CAP to various measures used to gauge performance at the Company.

Pay versus Performance Table - Compensation Definitions

Salary, Bonus, Stock Awards, and All Other Compensation are each calculated in the same manner for purposes of both CAP and Summary Compensation Table, or SCT values. The primary difference between the calculation of CAP and SCT total compensation is the calculation of the value of “Stock Awards,” with the table below describing the differences in how these awards are valued for purposes of SCT total and CAP:

	SCT Total	CAP
Stock Awards	Grant date fair value of stock awards granted during the year	Fair value of stock awards that are unvested as of the end of the year, or vested during the year

Pay Versus Performance Table

In accordance with the SEC’s new PVP rules, the following table sets forth information concerning the compensation of our NEOs for each of the fiscal years ended December 31, 2022 and 2021, and our financial performance for each such fiscal year:

Year (1)	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO (2)(3)	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs	Value of Initial Fixed $100 Investment Based On Total Shareholder Return	Net Income (Loss)
2022	$1,287,420	$1,146,624	$529,219	$473,669	$7.45	$(5,156,478)
2021	$3,202,434	$2,633,672	$1,027,876	$211,683	$25.82	$(7,128,858)

(1)	The PEO (CEO) in the 2022 and 2021 reporting year is Scott Silverman. The non-PEO NEO in the 2022 reporting year is Allison Tomek. The non-PEO NEO’s in the 2021 reporting year was Vince Pugliese and Allison Tomek.

(2)	The CAP was calculated beginning with the PEO’s and NEO’s SCT total. In 2022 and 2021, the following amounts were deducted from and added to the applicable SCT total compensation:

	SCT Total	Stock awards deducted from SCT	Increase for fair value of awards granted during the year that remain unvested as of year end	Decrease for change in fair value from prior year-end to current year-end for awards granted in prior years and unvested as of year end	Other adjustments	Total CAP
	(A)	(B)	(C)	(D)	(E)	A - B + C + E
PEO
2022	1,287,420	-	-	(140,796)	-	1,146,624
2021	3,202,434	-	-	(568,762)	-	2,633,672

Average Non-PEO NEO
2022	529,219	-		(55,550)	-	473,669
2021	1,027,876	(132,000)	16,400	(700,593)	-	211,683

(3)	The fair value of stock awards reported for CAP purposes in columns (C) and (D) are based on the quoted closing price of the Company’s common stock on the vesting date or the year end date for unvested stock awards in accordance with the SEC rules. See Note 9, “Stockholder’s Equity” in the Notes to the Company’s Consolidated Financial Statements for the fiscal year ended 2022 included in the Company’s Annual Report on Form 10-K for the year ended 2022 for more information regarding the Company’s accounting for share-based compensation.

Director Compensation

Our non-executive board member receives $5,000 in cash compensation each quarter plus $2,500 per quarter for serving as committee chair.

The following table sets forth compensation paid, earned or awarded during 2022 to each of our directors, other than Scott Silverman and Allison Tomek, whose compensation is described in “Summary Compensation Table”.

2022 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
Barry M. Edelstein	30,000	24,000	-	54,000

(1)	On August 12, 2022, Mr. Edelstein received 2,000,000 shares of restricted stock valued at $24,000, or $0.012 per share, based on the quoted closing price of the Company’s common stock on the measurement date.

Directors are also entitled to the protection provided by the indemnification provisions in our articles of incorporation, as amended, and our amended and restated bylaws.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information relating to the beneficial ownership of our common stock as of March 31, 2023, by:

●	each person, or group of affiliated persons, known by us to beneficially own more than five percent of the outstanding shares of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or dispositive power as well as any shares that the individual has the right to acquire within 60 days of March 31, 2023 through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and dispositive power with respect to all shares of common stock held by that person.

The percentage of shares beneficially owned is computed on the basis of 447,704,272 shares of our common stock outstanding as of March 31, 2023, the implied conversion of 1,144 shares of our Series B Preferred Stock and related accrued dividends as of March 31, 2023 into 215,767,091 shares of common stock, and the implied conversion of 16,270 shares of our Series C Preferred Stock and related accrued dividends as of March 31, 2023 into 406,750,000 shares of common stock for total shares outstanding of 1,070,221,363. Shares of common stock that a person has the right to acquire within 60 days of March 31, 2023, are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. As a result of the Company’s issuance of 1,144 shares of Series B Preferred Stock, which carries majority voting rights of 50 votes of Common Stock to every 1 share of Series B Preferred Stock, to named executive officers and directors, they have the rights to 9,355,121,489 votes through their Series B holdings, of a total of 10,781,548,091 votes. The percentage of voting rights in the table below assumes that all Series B shares held by directors and named officers are voted in any instance requiring shareholder vote. Unless otherwise noted below, the address of the persons listed on the table is c/o C-Bond Systems, Inc., 6035 South Loop East, Houston, TX 77033.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percent of Outstanding Shares	Percent of Voting Rights
Named Executive Officers and Directors:
Scott Silverman (2)	207,636,080	35.1%	63.1%
Barry M. Edelstein (4)	20,728,097	4.6%	3.6%
Allison Tomek (5)	42,345,153	8.7%	16.6%
All directors and executive officers as a group (3 persons) (6)	270,709,330	41.6%	83.3%
Other Greater Than 5% Stockholders:
Jeff Badders (1)	30,844,916	6.9%	*
Mike Wanke	28,021,016	6.3%	*
Vince Pugliese (3)	33,751,992	7.1%	10.3%

*	Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1)	Jeff Badders has sole voting and dispositive power with respect to these shares. Mr. Badders’ address is 4002 North Street, Nacogdoches, TX 75965.

(2)	Includes (i) 64,315,575 shares outstanding pursuant to restricted stock awards and subscription agreement; (ii) 745 shares of Series B Preferred Stock, which may convert into 140,320,505 shares of Common Stock; and (iii) 3,000,000 shares issuable upon the exercise of vested stock options.

(3)	Includes (i) 517,397 shares held by Mr. Pugliese; (ii) 9,058,433 shares outstanding pursuant to restricted stock awards; (iii) 120 shares of Series B Preferred Stock, which may convert into 22,876,164 shares of Common Stock; and (iv) 1,299,998 shares issuable upon the exercise of vested stock options. The Company has concluded that Mr. Pugliese’s resignation has resulted in him forfeiting his compensation and his restricted and unrestricted stock/equity, but this is not been reflected in its consolidated financial statements.

(4)	Includes (i) 12,886,364 shares outstanding pursuant to restricted stock awards; and (ii) 41 shares of Series B Preferred Stock, which may convert into 7,841,733 shares of Common Stock.

(5)	Includes (i) 5,050,000 shares outstanding pursuant to restricted stock awards; and (ii) 200 shares of Series B Preferred Stock, which may convert into 37,295,153 shares of Common Stock.

(6)	Includes (i) 82,251,939 shares held pursuant to restricted stock awards; (iii) 986 shares of Series B Preferred Stock, which may convert into 185,457,391 shares of Common Stock; and (iv) 3,000,000 shares issuable upon exercise of vested stock options.

Equity Compensation Plan Information

The following table sets forth as of December 31, 2022 information regarding our common stock that may be issued under the Company’s equity compensation plans:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Bohemian Companies, LLC and BOCO Investments, LLC are two companies under common control. Mr. Klemsz, our President prior to the Merger, has been the Chief Investment Officer of BOCO Investments, LLC since March 2007. On November 14, 2018, the Company also entered into a Revolving Credit Facility Loan and Security Agreement (“Loan Agreement”) and a Secured Promissory Note (the “Note”) with BOCO Investments, LLC. Subject to and in accordance with the terms and conditions of the Loan Agreement and the Note, BOCO Investments, LLC agreed to lend to the Company up to $400,000 (the “Maximum Loan Amount”) against the issuance and delivery by the Company of the Note for use as working capital and to assist in inventory acquisition. As of December 31, 2018, BOCO Investments, LLC loaned us $400,000 and may loan additional amounts to the Company at any time and from time to time through November 14, 2020, up to an aggregate amount not to exceed the Maximum Loan Amount. The Company must repay all principal, interest and other amounts outstanding on or before November 14, 2020. The Company’s obligations under the Loan Agreement and the Note are secured by a first-priority security interest in substantially all of the Company’s assets (the “Collateral”). The outstanding principal advanced to Company pursuant to the Loan Agreement bears interest at the rate of 12% per annum, compounded annually. The Loan Agreement and Note contain customary representations, warranties and covenants, including covenants requiring the Company to maintain certain inventory and accounts receivable amounts, certain restrictions on the Company’s ability to incur additional debt or create liens on its property. The Loan Agreement and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties and bankruptcy or insolvency proceedings, the occurrence of which, after any applicable cure period, would permit Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Note, as applicable, and to exercise its remedies with respect to the Collateral, including the sale of the Collateral. Commencing March 31, 2019 and at all times thereafter through the remainder of the commitment period and for so long thereafter as there is any amount still due and owing under the Note, the Company must maintain an accounts receivable balances plus inventory such that the outstanding principal borrowed by Company under the Loan Agreement and Note is less than or equal to 85% of accounts receivable plus 50% of inventory, all as measured at the same point in time. Commencing on January 10, 2019 and on or before the l0th day of each month thereafter, the Company shall pay BOCO Investments, LLC all interest accrued on outstanding principal under the Loan Agreement and Notes as of the end of the month then concluded. As of December 31, 2022 the Company was in default of certain requirements under the Loan Agreement, including not meeting the requirement regarding minimum asset amount as defined therein. Upon the occurrence of such event of defaults, the Lender may, at its option and in accordance with the Loan Agreement, declare all obligations immediately due and payable, however, as of the date of this Report, the Lender has not made any such declaration.

During the year ended December 31, 2021, Mr. Silverman, the Company’s Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Chairman of the Board and a greater than 5% stockholder, and Ms. Tomek, the Company’s President, Vice President of Corporate Communications, Secretary, Director and a greater than 5% stockholder, owned 5% and 2.5%, respectively, of a customer of the Company. During the year ended December 31, 2021, the Company recognized sales of $1,200 to this company. The terms of this transaction were considered as an arm’s length transaction.

In December 2021, the Company advanced $3,750 to a company partially owned by officers of the Company. The advance was non-interest bearing, payable on demand, and as of December 31, 2021 was reflected as due from related party on the accompanying consolidated balance sheets. In June 2022, this advance was deemed uncollectible and the balance was written off to bad debt expense.

On May 2, 2022, the Company entered into a Promissory Note (the “May 2022 Note”) in the principal amount of $250,000 with the Company’s chief executive officer. The May 2022 Note was funded in May 2022 and the Company received net proceeds of $250,000. The May 2022 Note bears interest at a rate of 6% per annum and all outstanding principal and accrued and unpaid interest is due on May 2, 2024. At any time, the Company may prepay all or any portion of the principal amount of the May 2022 Note and any accrued and unpaid interest without penalty. For the year ended December 31, 2022, interest expense – related party amounted to $10,027. On December 31, 2022, principal amount due and accrued interest payable - related party amounted to $250,000 and $10,027, respectively.

For information regarding the number of restricted shares of stock, preferred stock, or options held by the Company’s executive officers, and directors, or an affiliate or immediate family member thereof, see “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation.”

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

	Years Ended December 31,
Category	2022	2021
Audit Fees	$100,100	$92,700
Audit Related Fees	$7,500	$64,000
Tax Fees	$-	$-
All Other Fees	$-	$-

Audit fees.  Consists of fees billed for the audit of our annual consolidated financial statements included in our Form 10-K, review of our interim financial statements included in our Form 10-Q and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

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

In June 2018, we established an audit committee, which consists of Barry Edelstein (audit committee chairman). The audit committee’s charter requires that the audit committee pre-approve all audit and non-audit services that our independent auditors provide to the Company, provided that pre-approval of non-audit services is not required if (i) the fees for all such services do not aggregate to more than 5% of total fees paid to the independent auditors in that fiscal year; (ii) such services were not recognized as non-audit services at that time of engagement; and (iii) such services are promptly brought to the attention of the audit committee and approved by the audit committee prior to the completion of the audit. Prior to the formation of the audit committee, our board of directors would evaluate the scope and cost of the engagement of an auditor before the auditor renders audit and audit-related services. All of the audit and audit related fees described above for fiscal years ended December 31, 2022 and 2021 were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

A.	The following documents are filed as part of this Report:

1.	Consolidated Financial Statements:

2.	Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.	Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger and Reorganization dated as of April 25, 2018, among WestMountain Alternative Energy, Inc., WETM Acquisition Corp. and C-Bond Systems, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2018, File No. 000-53029).
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s SB-2 Registration Statement filed with the SEC on January 2, 2008, File No. 333-148440).
3.2	First Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed with SEC on August 11, 2014, File No. 000-53029).
3.3	Second Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2018, File No. 000-53029).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 8, 2018, File. No. 000-53029).
3.5	Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2019, File. No. 000-53029).
3.6	Certificate of Designations, Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2019, File. No. 000-53029).
3.7	Third Amendment to the Articles of Incorporation of C-Bond Systems, Inc. dated June 30, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2020, File. No. 000-53029).
3.8	Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2020, File. No. 000-53029).
3.9	Certificate of Elimination of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2020, File. No. 000-53029).
3.10	Amended and Restated Certificate of Designations of Preferences, Rights, and Limitations of Series C Convertible Preferred Stock, dated April 28, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2021)
4.1	Secured Promissory Note, dated November 14, 2018, with BOCO Investments, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2018, File. No. 000-53029).
4.2	Form of Convertible Promissory Note, dated September 6, 2019, between C-Bond Systems, Inc. and Investor (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2019, File. No. 000-53029).

4.3	Form of Common Stock Purchase Warrant, dated September 6, 2019, between C-Bond Systems, Inc. and Investor (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2019, File. No. 000-53029).
4.4	Form of Convertible Promissory Note, dated December 9, 2019, between C-Bond Systems, Inc. and Investor (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2019, File. No. 000-53029).
4.5	Form of Common Stock Purchase Warrant, dated December 9, 2019, between C-Bond Systems, Inc. and Investor (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2020, File. No. 000-53029).
4.6	Form of Convertible Promissory Note, dated March 30, 2020 between C-Bond Systems, Inc. and Investor II (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2020, File. No. 000-53029)
4.7	Form of Stock Purchase Warrant, dated March 30, 2020, between C-Bond Systems, Inc. and Investor II (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2020, File. No. 000-53029)
4.8	Form of Convertible Promissory Note, dated April 23, 2020, between C-Bond Systems, Inc. and Investor (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2020, File. No. 000-53029)
4.9	Form of Stock Purchase Warrant, dated April 23, 2020, between C-Bond Systems, Inc. and Investor (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2020, File. No. 000-53029)
4.10	Senior Convertible Promissory Note, dated October 15, 2021, between C-Bond Systems, Inc. and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2021, File. No. 000-53029)
4.11	Common Stock Purchase Warrant dated October 15, 2021, between C-Bond Systems, Inc. and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2021, File. No. 000-53029)
4.12	Original Issue Discount Promissory Note and Security Agreement dated March 14, 2022, between C-Bond Systems, Inc. and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2022, File. No. 000-53029)
4.13	Original Issue Discount Senior Convertible Promissory Note, dated April 20, 2022, between C-Bond Systems, Inc. and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2022).
4.14	Common Stock Purchase Warrant dated April 20, 2022, between C-Bond Systems, Inc. and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2022).
4.15	Promissory Note, dated June 23, 2022, issued by C-Bond Systems, Inc. in favor of GS Capital Partners, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2022).
4.16	Promissory Note, dated July 26, 2022, issued by C-Bond Systems, Inc. in favor of GS Capital Partners, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2022).
4.17	Promissory Note, dated September 6, 2022, issued by C-Bond Systems, Inc. in favor of GS Capital Partners, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2022).
4.18	Promissory Note, dated November 8, 2022, issued by C-Bond Systems, Inc. in favor of Jeff Badders (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q filed with the SEC on November 14, 2022, File No. 333-227522).
4.19	Senior Convertible Promissory Note, dated November 4, 2022, between C-Bond Systems, Inc. and 1800 Diagonal Lending LLC. (incorporated by reference to Exhibit 4.8 to the Company’s Form 10-Q filed with the SEC on November 14, 2022, File No. 333-227522).
4.20	Convertible Promissory Note, dated December 27, 2022, in favor of Investor (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on December 30, 2022, File No. 333-227522).
10.1+	C-Bond Systems, Inc. 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement filed with the SEC on September 25, 2018, File No. 333-227522).
10.2+	Form of C-Bond Systems, Inc. Restricted Stock Award Agreement under 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Form S-8 Registration Statement filed with the SEC on September 25, 2018, File No. 333-227522).
10.3+	Form of C-Bond Systems, Inc. Nonqualified Stock Option Award Agreement under 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Form S-8 Registration Statement filed with the SEC on September 25, 2018, File No. 333-227522).
10.4+	Employment Agreement between C-Bond Systems, LLC and Scott Silverman dated October 18, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2018, File No. 000-53029).
10.5+	Employment Agreement between C-Bond Systems, LLC and Vince Pugliese dated October 12, 2015, as amended on February 11, 2016 and December 20, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2018, File No. 000-53029).
10.6+	Employee Agreement between C-Bond Systems, LLC and Vince Pugliese dated effective March 1, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2019).
10.7+	Consulting Agreement between C-Bond Systems, LLC and Bruce Rich dated January 1, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2018, File No. 000-53029).

10.8	License Agreement between William Marsh Rice University and C-Bond Systems, Inc. dated April 8, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2018, File No. 000-53029).
10.9	Form of Subscription Agreement related to the Offering (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2018, File No. 000-53029).
10.10	Form of Lockup Agreement related to the Offering (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K dated May 1, 2018, File No. 000-53029).
10.11	Revolving Credit Facility Loan and Security Agreement, dated November 14, 2018, between C-Bond Systems, Inc. and BOCO Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2018, File. No. 000-53029).
10.12+	Employee Agreement between C-Bond Systems, Inc., and Vince Pugliese dated effective March 1, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2019, File No.: 000-53029).
10.13	Form of Subscription Agreement, dated July 11, 2019 between C-Bond Systems, Inc., and an Accredited Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 16, 2019, File No.: 000-53029).
10.14	Form of Subscription Agreement, dated July 17, 2019 between C-Bond Systems, Inc., and an Accredited Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019, File No.: 000-53029).
10.15	Form of Subscription Agreement, dated July 29, 2019 between C-Bond Systems, Inc., and an Accredited Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2019, File No.: 000-53029).
10.16	Form of Subscription Agreement, dated September 6, 2019 between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2019 File. No. 000-53029).
10.17	Form of Securities Purchase Agreement, dated October 15, 2019 between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2019, File. No. 000-53029).
10.18	Form of Subscription Agreement, dated October 17, 2019, between C-Bond Systems, Inc., and Investor II (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2019, File. No. 000-53029).
10.19	Form of Securities Purchase Agreement, dated November 19, 2019, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2019, File. No. 000-53029).
10.20+	Executive Employment Agreement, dated October 18, 2017 and amended November 19, 2019 between C-Bond Systems, Inc. and Scott R. Silverman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2019, File. No. 000-53029).
10.21	Form of Securities Purchase Agreement, dated December 9, 2019, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2019, File. No. 000-53029).
10.22	Form of Securities Purchase Agreement, dated March 26, 2020, between C-Bond Systems, Inc., and Investor I (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2020 File. No. 000-53029)
10.23	Form of Securities Purchase Agreement, dated March 26, 2020, between C-Bond Systems, Inc., and Investor II (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2020, File. No. 000-53029)
10.24	Note dated April 28, 2020, between Comerica Bank and C-Bond Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2020, File. No. 000-53029)
10.25	Form of Securities Purchase Agreement, dated April 23, 2020, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2020, File. No. 000-53029)
10.26	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2020, File No. 000-53029).
10.27	Form of Securities Purchase Agreement, dated June 2, 2020, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2020, File. No. 000-53029).

10.28+	Executive Employment Agreement, dated October 18, 2017, and amended November 19, 2019 and June 30, 2020, between C-Bond Systems, Inc. and Scott R. Silverman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2020 File. No. 000-53029).
10.29	Form of Subscription Agreement, dated August 20, 2020 between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2020, File. No. 000-53029).
10.30	Form of Subscription Agreement, dated September 8, 2020, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 11, 2020, File. No. 000-53029).
10.31	Form of Subscription Agreement, dated October 20, 2020, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 23, 2020, File. No. 000-53029).
10.32	Form of Subscription Agreement, dated November 6, 2020, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 2020 File. No. 000-53029).
10.33	Form of Subscription Agreement, dated December 14, 2020, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 18, 2020, File. No. 000-53029).
10.34	Form of Subscription Agreement, dated February 24, 2021, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2021, File. No. 000-53029).
10.35	Form of Secured Loan and Security Agreement, dated May 10, 2021, with the Lender (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2021, File. No. 000-53029).
10.36	Share Exchange Agreement and Plan of Reorganization, dated June 30, 2021, by and between C-Bond Systems, Inc., Mobile Tint LLC, the sole member of Mobile, and Michael Wanke as the Representative of the Mobile Shareholder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2021, File. No. 000-53029).
10.37	Form of Amendment to the Exchange Agreement, dated July 21, 2021, by and between C-Bond Systems, Inc., Mobile Tint LLC, the sole member of Mobile, and Michael Wanke as the Representative of the Mobile Shareholder (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2021, File. No. 000-53029).
10.38	Form of Operating Agreement of Mobile Tint LLC issued July 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2021, File. No. 000-53029).
10.39	Form of Piggy-Back Registration Rights Agreement, dated July 20, 2021, by and between C-Bond Systems, Inc., Mobile Tint LLC, the sole member of Mobile, and Michael Wanke as the Representative of the Mobile Shareholder (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2021, File. No. 000-53029).

10.40+	Executive Employment Agreement, dated July 21, 2021, by and between C-Bond Systems, Inc. and Michael Wanke (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2021, File. No. 000-53029).
10.41	Form of Commercial Lease Agreement, dated July 20, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2021, File. No. 000-53029).
10.42	Form of Subscription Agreement, dated August 25, 2021, between C-Bond Systems, Inc. and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2021, File. No. 000-53029).
10.43	Securities Purchase Agreement, dated October 15, 2021, between C-Bond Systems, Inc. and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2021, File. No. 000-53029).
10.44	Registration Rights Agreement, dated October 15, 2021, between C-Bond Systems, Inc. and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2021, File. No. 000-53029).
10.45	Exchange Agreement, dated April 20, 2022, between C-Bond Systems, Inc. and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2022).
10.46	Securities Purchase Agreement, dated June 23, 2022, between C-Bond Systems, Inc. and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2022).
10.47	Securities Purchase Agreement, dated July 26, 2022, between C-Bond Systems, Inc. and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2022).
10.48	Securities Purchase Agreement, dated September 6, 2022, between C-Bond Systems, Inc. and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2022).
10.49	Securities Purchase Agreement, dated November 4, 2022, between C-Bond Systems, Inc. and 1800 Diagonal LLC. (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the SEC on November 14, 2022, File No. 333-227522).
10.50	Securities Purchase Agreement, dated December 27, 2022, between C-Bond Systems, Inc. and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 30, 2022, File No. 333-227522).
10.51	Subscription Agreement, dated January 17, 2023, between C-Bond Systems, Inc. and Scott R. Silverman (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 19, 2023, File No. 333-227522).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2019, File. No. 000-53029).
21.1*	List of Subsidiaries
23.1*	Consent of independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	INLINE XBRL INSTANCE DOCUMENT
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
104 *	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or any compensatory plan, contract or arrangement.

*	Filed herewith

**	Furnished herewith

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C-BOND SYSTEMS, INC.

Date: March 31, 2023	By:	/s/ Scott R. Silverman
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

Signature	Title	Date

/s/ Scott R. Silverman	Chief Executive Officer, Interim Chief Financial Officer and Treasurer, Chairman of the Board and Director	March 31, 2023
Scott R. Silverman	(principal executive officer and principal financial and accounting officer)

/s/ Allison Tomek	President and Director	March 31, 2023
Allison Tomek

/s/ Barry M. Edelstein	Director	March 31, 2023
Barry M. Edelstein

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:

C-Bond Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of C-Bond Systems, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and cash used in operations of $5,156,478 and $1,584,918 respectively, in 2022 and a working capital deficit, shareholders’ deficit and accumulated deficit of $4,349,384, $7,050,669 and $62,693,184 respectively, at December 31, 2022. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2017.

Boca Raton, Florida

March 31, 2023

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS
CURRENT ASSETS:
Cash	$97,091	$519,898
Accounts receivable, net	269,442	173,248
Inventory	77,446	82,931
Prepaid expenses and other current assets	71,171	151,746
Contract assets	279	82,805
Due from related party	-	3,750

Total Current Assets	515,429	1,014,378

OTHER ASSETS:
Property and equipment, net	96,306	135,022
Right of use asset, net	375,412	251,172
Intangible asset, net	279,918	330,421
Goodwill	350,491	350,491
Security deposit	6,482	6,482

Total Other Assets	1,108,609	1,073,588

TOTAL ASSETS	$1,624,038	$2,087,966

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible notes payable, net of discount	$1,031,250	$171,875
Notes payable, net of discount	1,576,438	488,414
Accounts payable	779,765	831,648
Accrued expenses	736,393	436,733
Accrued interest payable - related party	10,027	-
Accrued compensation	590,632	691,602
Contract liabilities	22,637	10,426
Lease liability, current portion	117,671	44,927

Total Current Liabilities	4,864,813	2,675,625

LONG-TERM LIABILITIES:
Convertible notes payable, net of current portion and discount	251,263	-
Note payable, net of current portion and discount	208,804	539,440
Note payable - related party	250,000	-
Lease liability, net of current portion	258,895	206,319

Total Long-term Liabilities	968,962	745,759

Total Liabilities	5,833,775	3,421,384

Commitments and Contingencies (See Note 11)

Series B convertible preferred stock: $0.10 par value, 100,000 shares designated; 1,000 and 722 shares issued and outstanding at December 31, 2022 and 2021, respectively ($1,037,201 redemption and liquidation value at December 31, 2022)	1,037,201	738,611

Series C convertible preferred stock: $0.10 par value, 100,000 shares designated; 17,290 and 18,680 shares issued and outstanding at December 31, 2022 and 2021, respectively ($2,860,518 redemption and liquidation value at December 31, 2022)	1,803,731	1,907,012

SHAREHOLDERS’ DEFICIT:
Preferred stock: $0.10 par value, 2,000,000 shares authorized; 100,000 Series B and 100,000 Series C designated	-	-
Common stock: $0.001 par value, 4,998,000,000 shares authorized; 350,270,172 and 282,216,632 issued and outstanding at December 31, 2022 and 2021, respectively	350,270	282,217
Additional paid-in capital	55,141,503	53,064,616
Accumulated deficit	(62,693,184)	(57,515,129)
Total C-Bond Systems, Inc. shareholders’ deficit	(7,201,411)	(4,168,296)
Noncontrolling Interest	150,742	189,255

Total Shareholders’ Deficit	(7,050,669)	(3,979,041)

Total Liabilities and Shareholders’ Deficit	$1,624,038	$2,087,966

See accompanying notes to the consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2022	2021

SALES:
Third parties	$2,232,646	$1,475,628
Related party	-	1,200

Total Sales	2,232,646	1,476,828

COST OF SALES (excluding depreciation expense)	954,402	657,298

GROSS PROFIT	1,278,244	819,530

OPERATING EXPENSES:
Compensation and related benefits (including stock-based compensation of $1,039,943 and $4,085,868 for the years ended December 31, 2022, and 2021, respectively)	2,844,783	6,165,006
Research and development	-	(3,250)
Professional fees	815,542	1,031,540
General and administrative expenses	810,413	636,353

Total Operating Expenses	4,470,738	7,829,649

LOSS FROM OPERATIONS	(3,192,494)	(7,010,119)

OTHER INCOME (EXPENSES):
(Loss) gain on debt extinguishment and inducement expense, net	(343,895)	96,442
Other income	-	67,778
Interest expense	(1,610,062)	(282,959)
Interest expense - related party	(10,027)	-

Total Other Expenses, net	(1,963,984)	(118,739)

NET LOSS	(5,156,478)	(7,128,858)

Net loss (income) of subsidiary attributable to noncontrolling interest	38,513	(15,525)
Preferred stock dividend and deemed dividend	(60,090)	(4,401,907)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(5,178,055)	$(11,546,290)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.02)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	308,121,062	254,299,139

See accompanying notes to the consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

			Additional			Total
	Common Stock		Paid-in	Accumulated	Noncontrolling	Shareholders’
	# of Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, December 31, 2020	228,346,974	$228,347	$42,573,272	$(45,968,839)	$-	$(3,167,220)

Common shares issued for accounts payable	3,801,224	3,801	114,037	-	-	117,838
Common shares issued for acquisition	28,021,016	28,021	666,900	-	-	694,921
Common shares issued for professional fees	13,250,000	13,250	540,950	-	-	554,200
Common shares issued for compensation	4,676,500	4,677	19,736	-	-	24,413
Common shares issued for accrued compensation	944,767	945	54,796	-	-	55,741
Common shares issued for cashless warrant exercise	1,008,000	1,008	(1,008)	-	-	-
Common shares issued for conversion of Series C preferred stock	1,500,000	1,500	10,500	-	-	12,000
Common stock issued in connection with convertible debt	668,151	668	13,396			14,064
Preferred stock dividends and deemed dividend	-	-	4,354,761	(4,401,907)	-	(47,146)
Accretion of stock-based compensation			267,530	-	-	267,530
Accretion of stock-based professional fees	-	-	5,000	-	-	5,000
Beneficial conversion charge for issuance of Series B preferred shares for accrued compensation recorded as stock-based compensation	-	-	3,778,810	-	-	3,778,810
Initial noncontrolling in acquired business	-	-	-	-	173,730	173,730
Beneficial conversion feature connection with convertible debt	-	-	318,794	-	-	318,794
Issuance of warrants in connection with convertible debt	-	-	347,142	-	-	347,142
Net loss	-	-	-	(7,144,383)	15,525	(7,128,858)

Balance, December 31, 2021	282,216,632	282,217	53,064,616	(57,515,129)	189,255	(3,979,041)

Common stock issued for accounts payable	90,859	90	2,084	-	-	2,174
Common stock issued for compensation	3,500,000	3,500	10,750	-	-	14,250
Common stock issued for professional fees	17,954,545	17,954	199,296	-	-	217,250
Common stock issued for conversion of Series C preferred stock	21,262,973	21,263	117,737	-	-	139,000
Common stock issued in connection with debt	10,245,163	10,246	100,385	-	-	110,631
Common stock issued as inducement to extend note payable	15,000,000	15,000	97,500	-	-	112,500
Preferred stock dividends and deemed dividend	-	-	4,435	(60,090)	-	(55,655)
Accretion of stock-based compensation	-	-	68,137	-	-	68,137
Relative fair value of warrants issued in connection with debt	-	-	325,785	-	-	325,785
Beneficial conversion charge for issuance of Series B preferred shares for accrued compensation recorded as stock-based compensation	-	-	957,556	-	-	957,556
Beneficial conversion feature on convertible debt	-	-	354,215	-	-	354,215
Beneficial conversion feature buyback related to debt extinguishment	-	-	(160,993)	-	-	(160,993)
Net loss	-	-	-	(5,117,965)	(38,513)	(5,156,478)

Balance, December 31, 2022	350,270,172	$350,270	$55,141,503	$(62,693,184)	$150,742	$(7,050,669)

See accompanying notes to the consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,156,478)	$(7,128,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	89,219	45,967
Amortization of debt discount to interest expense	1,059,752	171,875
Interest expense for put premium on convertible notes	90,731	-
Default penalty included in interest expense	206,250	-
Stock-based compensation	1,039,943	4,085,868
Stock-based professional fees	298,571	478,129
Bad debt expense	7,716	39,355
Allowance for obsolete inventory	-	45,000
Gain on sale of property and equipment	(5,500)	(13,000)
Non-cash loss (gain) on debt extinguishment and inducement expense	343,895	(96,442)
Lease costs	1,080	(370)
Change in operating assets and liabilities:
Accounts receivable	(100,160)	(73,180)
Inventory	5,485	17,288
Prepaid expenses and other assets	(746)	(13,211)
Contract assets	82,526	(50,106)
Due from related party	-	1,776
Accounts payable	(49,709)	88,853
Accrued expenses	299,660	92,148
Accrued interest - related party	10,027	-
Customer deposit	-	(110,000)
Accrued compensation	180,609	601,431
Contract liabilities	12,211	10,426

NET CASH USED IN OPERATING ACTIVITIES	(1,584,918)	(1,807,051)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from sale of property and equipment	5,500	13,000
Cash received from acquisition	-	288,901

NET CASH PROVIDED BY INVESTING ACTIVITIES	5,500	301,901

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	250,000	-
Proceeds from sale of series C preferred stock	-	550,000
Proceeds from note payable	903,760	500,000
Repayment of notes payable	(157,149)	(28,359)
Proceeds from convertible notes payable	160,000	680,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,156,611	1,701,641

NET (DECREASE) INCREASE IN CASH	(422,807)	196,491

CASH, beginning of year	519,898	323,407

CASH, end of year	$97,091	$519,898

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$479,509	$53,283
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as prepaid for services	$217,250	$98,800
Common stock issued for accrued compensation	$-	$40,626
Series B preferred stock issued for accrued compensation	$278,654	$295,000
Common stock issued for accounts payable	$2,174	$117,838
Preferred stock dividend accrued	$55,655	$47,146
Deemed dividend related to beneficial conversion feature of Series C preferred shares	$-	$4,354,761
Increase in debt discount and paid-in capital for shares issued with convertible debt	$110,631	$-
Increase in debt discount and paid-in capital for warrants and beneficial conversion features	$680,000	$680,000
Conversion of series C preferred stock to common stock	$139,000	$12,000
Increase in right of use and lease liability	$184,375	$-

ACQUISITION:
Assets acquired:
Cash	$-	$288,901
Accounts receivable, net	-	59,726
Inventory	-	68,019
Prepaid expenses	-	6,091
Contract assets	-	32,699
Property and equipment	-	140,211
Right of use assets	-	253,433
Total assets acquired	-	849,080
Less: liabilities assumed:
Accounts payable	-	65,728
Accrued expenses	-	159,262
Notes payable	-	95,013
Customer deposit	-	110,000
Lease liabilities	-	253,433
Noncontrolling interest	-	173,730
Total liabilities assumed	-	857,166
Net liabilities assumed	-	8,086
Fair value of shares for acquisition	-	694,921
Increase in intangible assets - non-cash	$-	$703,007

See accompanying notes to the consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $5,156,478 and $7,128,858 for the years ended December 31, 2022 and 2021, respectively. The net cash used in operations was $1,584,918 and $1,807,051 for the years ended December 31, 2022 and 2021, respectively. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $62,693,184, $7,050,669 and $4,349,384, respectively, on December 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares and preferred shares, and from the issuance of promissory notes and convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates during the years ended December 31, 2022 and 2021 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete or slow moving inventory, estimates used in the calculation of progress towards completion on uncompleted jobs, purchase price allocation of acquired businesses, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the estimate of the fair value lease liability and related right of use asset, the valuation of redeemable and mandatorily redeemable preferred stock, the value of beneficial conversion features and deemed dividends, the valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions.

Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, contract assets and liabilities, notes payable, convertible note payable, accounts payable, accrued expenses, accrued compensation, and lease liabilities approximate their fair market value based on the short-term maturity of these instruments.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.

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

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, which range from one to seven years. Leasehold improvements are depreciated over the shorter of the useful life or lease term including scheduled renewal terms. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

Warranty Liability

The Company provides limited warranties on its products for product defects for periods ranging from 12 months to the life of the product. Warranty costs may include the cost of product replacement, refunds, labor costs and other costs. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 12 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying consolidated balance sheets and amounted $26,648 and $26,733 on December 31, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, warranty costs were de minimis.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

Shipping and Handling Costs

Shipping and handling costs incurred for product shipped to customers are included in general and administrative expenses and amounted to $45,455 and $15,431 for the years ended December 31, 2022 and 2021, respectively. Shipping and handling costs charged to customers are included in sales.

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and includes costs such as labor, materials, and other allocated costs incurred. For the years ended December 31, 2022 and 2021, research and development costs (recovery) incurred in the development of the Company’s products were $0 and $(3,250), respectively, and are included in operating expenses on the accompanying consolidated statements of operations. In April 2021, the Company received a refund of research and development costs of $3,250.

Advertising Costs

The Company may participate in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the years ended December 31, 2022 and 2021, advertising costs charged to operations were $69,737 and $65,626, respectively and are included in general and administrative expenses on the accompanying consolidated statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which shall been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2022 and 2021, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2017. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of December 31, 2022 and 2021.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

All potentially dilutive common shares were excluded from the computation of diluted common shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	December 31,
	2022	2021
Stock options	8,445,698	8,445,698
Warrants	34,000,000	17,500,000
Series B preferred stock	164,635,079	114,598,413
Series C preferred stock	432,250,000	296,507,937
Convertible debt	962,679,774	33,000,000
Non-vested, forfeitable common shares	16,970,120	14,270,120
	1,618,980,671	484,322,168

Segment Reporting

During the year ended December 31, 2022 and from July 22, 2021 (date of acquisition of Mobile Tint) to December 31, 2021, the Company operated in two reportable business segments which consisted of (1) the manufacture and sale of a windshield strengthening water repellent solution as well as disinfection products, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system, and (2) the distribution and installation of window film solutions. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations and locations.

Leases

The Company accounts for leases in accordance with ASC 842. The lease standard requires certain leases to be reported on the consolidated balance sheets as right-of-use assets and lease liabilities. The Company elected the practical expedients permitted under the transition guidance of this standard that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. The Company does not reassess whether any contracts entered into prior to adoption are leases or contain leases.

The Company categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. The Company does not have any finance leases as of December 31, 2022 and 2021. The Company’s leases generally have terms that range from three to four years for property and equipment and five years for property. The Company elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

Risk and Uncertainties

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company was materially affected by the COVID-19 outbreak in 2020 and 2021 and the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. The Company saw a material decrease in sales from its international customers as a result of the unprecedented public health crisis from the COVID-19 pandemic and a decrease in domestic sales due to a decrease in business spending on discretionary items. As a result, during 2021 and 2020, the Company’s international customers delayed the ordering of products and delayed or defaulted on payment of balances due to the Company. The lack of collection of accounts receivable balances, which the Company believes was attributable to COVID-19, had a material impact on the cash flows of the Company. The Company believes that COVID-19 had minimal impact on its operations in 2022. The Company cannot estimate the future impact of the pandemic on its business. A severe or prolonged economic downturn could result in a variety of risks to the Company’s business, including weakened demand for its products and a decreased ability to raise additional capital when needed on acceptable terms, if at all. Currently, the Company is unable to estimate the impact of this event on its operations.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes how entities will measure credit losses for most financial assets, including accounts receivable. ASU No. 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. On November 15, 2019, the FASB delayed the effective date of Topic 326 for certain small public companies and other private companies until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The Company is currently evaluating the new guidance and has not yet determined whether the adoption of the new standard will have a material impact on its consolidated financial statements or the method of adoption.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance was issued as improvements to ASU No. 2016-13 described above. The vintage disclosure changes require an entity to disclose current-period gross write-offs by year of origination for financing receivables. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The amendments should be applied prospectively. Early adoption of the amendments is permitted, including adoption in an interim period. The amendments will impact our disclosures but will not otherwise impact the consolidated financial statements. The Company is currently evaluating the new guidance.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Mobile Tint LLC had occurred as of the beginning of the following year:

For the Year Ended December 31, 2021
Net Revenues	$2,168,863
Net Loss	$(7,128,027)
Net Loss per Share	$(0.03)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 4 – ACCOUNTS RECEIVABLE

On December 31, 2022 and 2021, accounts receivable consisted of the following:

	December 31, 2022	December 31, 2021
Accounts receivable	$304,964	$204,804
Less: allowance for doubtful accounts	(35,522)	(31,556)
Accounts receivable, net	$269,442	$173,248

For the years ended December 31, 2022 and 2021, bad debt expense amounted to $7,716 and $39,355, respectively.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

NOTE 5 – INVENTORY

On December 31, 2022 and 2021, inventory consisted of the following:

	December 31, 2022	December 31, 2021
Raw materials	$1,501	$7,141
Finished goods	75,945	120,790
Inventory	77,446	127,931
Less: allowance for obsolete or slow-moving inventory	-	(45,000)
Inventory, net	$77,446	$82,931

For the years ended December 31, 2022 and 2021, a loss from allowance for slow moving inventory amounted to $0 and $45,000, respectively, and is included in cost of sales on the accompanying consolidated statements of operations.

NOTE 6 – PROPERTY AND EQUIPMENT

On December 31, 2022 and 2021, property and equipment consisted of the following:

	Useful Life	December 31, 2022	December 31, 2021
Machinery and equipment	5 – 7 years	$124,133	$124,133
Furniture and office equipment	3 – 7 years	32,306	32,306
Vehicles	1 – 5 years	62,195	63,009
Leasehold improvements	3 – 5 years	45,296	45,296
		263,930	264,744
Less: accumulated depreciation		(167,624)	(129,722)
Property and equipment, net		$96,306	$135,022

During the year ended December 31, 2022, the Company sold a vehicle and other equipment for proceeds of $5,500 and record a gain on sale of property and equipment of $5,500 which is included in general and administrative expenses on the accompanying consolidated statement of operations. During the year ended December 31, 2021, the Company sold a vehicle for proceeds of $13,000 and record a gain on sale of property and equipment of $13,000 which is included in general and administrative expenses on the accompanying consolidated statement of operations. For the years ended December 31, 2022 and 2021, depreciation expense is included in general and administrative expenses and amounted to $38,716 and $23,872, respectively.

NOTE 7 – INTANGIBLE ASSETS AND GOODWILL

On December 31, 2022 and 2021, intangible assets, which were acquired from Mobile in 2021 (See Note 3), consisted of the following:

	Useful life	December 31, 2022	December 31, 2021
Customer relations	5 years	$212,516	$212,516
Non-compete	5 years	40,000	40,000
Trade name	-	100,000	100,000
		352,516	352,516
Less: accumulated amortization		(72,598)	(22,095)
Intangible assets, net		$279,918	$330,421

	Useful life	December 31, 2022	December 31, 2021
Goodwill	-	$350,491	$350,491

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

For the years ended December 31, 2022 and 2021, amortization expense of intangible assets amounted to $50,503 and $22,095, respectively. On December 31, 2022, accumulated amortization amounted to $61,098 and $11,500 for the customer relations and non-compete, respectively. On December 31, 2021, accumulated amortization amounted to $18,595 and $3,500 for the customer relations and non-compete, respectively.

Amortization of intangible assets with identifiable useful lives that is attributable to future periods is as follows:

Twelve months ending December 31:	Amount
2023	$50,503
2024	50,503
2025	50,503
2026	28,409
Total	$179,918

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Mercer Convertible Debt

On October 15, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with Mercer Street Global Opportunity Fund, LLC (the “Investor”), pursuant to which the Company issued and sold to Investor a 10% Original Issue Discount Senior Convertible Promissory Note in the principal amount of $825,000 (the “Initial Note”) and five-year warrants to purchase up to 16,500,000 shares of the Company’s common stock at an initial exercise price of $0.05 per share, an amount equal to 50% of the conversion shares that were issued (the “Initial Warrants”). The Company received net proceeds of $680,000, which is net of original issue discounts of $75,000, placement fees of $60,000, and legal fees of $10,000. The transactions contemplated under the SPA closed on October 18, 2021.

Pursuant to the SPA, the Investor agreed to purchase an additional $825,000 10% Original Issue Discount Senior Convertible Promissory Note (the “Second Note,” and together with the Initial Note, the “Notes”), and a five-year warrant (the “Second Warrant,” and together with the Initial Warrant, the “Warrants”) to purchase, in the aggregate, shares of the Company’s common stock at an initial exercise price of $0.05 per share from the Company in an amount equal to 50% of the conversion shares to be issued upon the same terms as the Initial Note and Initial Warrant (subject to there being no event of default under the Initial Note or other customary closing conditions), within three trading days of a registration statement registering the shares of the Company’s common stock issuable under the Notes (the “Conversion Shares”) and upon exercise of the Warrants (the “Warrant Shares”) being declared effective by the SEC. To date, the Investor did not purchase the Second Note.

The Initial Note matured 12 months after issuance, bore interest at a rate of 4% per annum through the date of default, and was initially convertible beginning on the six-month anniversary of the original issue date into the Company’s common stock at a fixed conversion price of $0.025 per share, subject to adjustment for stock splits, stock combinations, dilutive issuances, and similar events, as described in the Initial Note.

The Initial Note may be prepaid at any time for the first 90 days at face value plus accrued interest. From day 91 through day 180, the Note may be prepaid in an amount equal to 110% of the principal amount plus accrued interest. From day 181 through the day immediately preceding the maturity date, the Initial Note may be prepaid in an amount equal to 120% of the principal amount plus accrued interest.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

On April 20, 2022, the Company and the Investor entered into an Exchange Agreement (the “Exchange Agreement”). The original SPA remains in effect. Per the terms of the Exchange Agreement, the Parties agreed to exchange (i) the Initial Note for a new Convertible Promissory Note (the “New Note”) and (ii) the Initial Warrant for a new five-year warrant to purchase, in the aggregate, 33,000,000 shares of the Company’s common stock at an exercise price of $0.025 per share (the “New Warrant” and together with the New Note, the “New Securities”), according to the terms and conditions of the Exchange Agreement. On April 20, 2022, pursuant to the terms of the Exchange Agreement, the Investor surrendered the Prior Securities in exchange for the New Securities. Other than the surrender of the Prior Securities, no consideration of any kind whatsoever was given by the Investor to the Company in connection with the Exchange Agreement. The terms of the New Securities are the same as the Prior Securities except for the pricing of the shares issuable under the New Note and the shares issuable upon exercise of the New Warrant. The New Securities are composed of the New Note, which is a 10% Original Issue Discount Senior Convertible Promissory Note in the principal amount of $825,000, and the New Warrant. The New Note matured on October 15, 2022, bore interest at a rate of 4% per annum through the date of default, and was initially convertible into the Company’s common stock at a fixed conversion price of $0.0125 per share, subject to adjustment for stock splits, stock combinations, dilutive issuances, and similar events, as described in the New Note. If the average Closing Price during any 10 consecutive Trading Day period beginning and ending during the 60 Day Effectiveness Period (the “Average Closing Price”) is below the Conversion Price than the conversion price will be reduced to such Average Closing Price but in no event less than $0.00875.

On October 15, 2022, the due date of the New Note, the New Note defaulted due to non-payment. Accordingly, the Company added a default penalty of $206,250, or 25%, to the principal balance and recorded interest expense of $206,250, and interest shall accrue at 18% per annum.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

The Company determined the transaction was considered a debt extinguishment because of the change in conversion price was substantial. Upon extinguishment, the Company had $395,313 of unamortized initial debt discount recorded which it wrote off, and the Company recorded a buyback of $160,993 which represents the reversal of calculated beneficial conversion feature on the initial debt upon settlement, for an aggregate net loss on debt extinguishment of $234,320. The Company recorded a new debt discount in connection with the New Note which was calculated based on the relative fair value of the New Warrants of $325,785. Additionally, the New Note is convertible into common shares at an initial conversion price of $0.0125 which was lower than the fair value of common shares based on the quoted closing price of the Company’s common stock on the measurement date. The value allocated to the New Warrants was $325,785, and $354,215 was allocated to the beneficial conversion feature. Since the intrinsic value of the beneficial conversion feature and warrants was greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the beneficial conversion feature and warrants issued was limited to the amount of the proceeds allocated to the convertible instrument. Accordingly, the Company recorded an aggregate non-cash debt discount of $680,000 with the credit to additional paid in capital. This debt discount was amortized to interest expense over the remaining term of the Convertible Note.

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

On October 18, 2021 and April 20, 2022 (the Exchange Agreement date) along with various re-pricings as outlined below, the fair value of the stock warrants were estimated at issuance using the Binomial Valuation Model with the following assumptions:

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

Pursuant to the provisions of ASC 815-40 – Derivatives and Hedging – Contracts in an Entity’s Own Stock, the convertible note and related warrants issued in connection with the Mercer convertible note was analyzed and it was determined that the terms of the convertible note and warrants contained terms that were not considered derivatives.

1800 Diagonal Lending Convertible Debt

On November 9, 2022, the Company closed a Securities Purchase Agreement dated November 4, 2022, with 1800 DIAGONAL LENDING LLC, a Virginia limited liability company, (“Diagonal”), pursuant to which a Promissory Note (the “November 2022 Diagonal Note”) dated November 4, 2022, was made to Diagonal in the aggregate principal amount of $104,250 and the Company received net proceeds of $100,000 which was net of fees of $4,250. The November 2022 Diagonal Note bears interest at a rate of 12% per annum (22% upon the occurrence of an event of a default) and all outstanding principal and accrued and unpaid interest are due on May 4, 2024.

On December 27, 2022, the Company closed a Securities Purchase Agreement dated December 27, 2022, with 1800 Diagonal pursuant to which a Promissory Note (“December 2022 Diagonal Note”) dated December 27, 2022, was made to Diagonal in the aggregate principal amount of $64,250 and the Company received net proceeds of $60,000 which was net of fees of $4,250. The December 2022 Diagonal Note bears interest at a rate of 12% per annum (22% upon the occurrence of an event of a default) and all outstanding principal and accrued and unpaid interest are due on June 27, 2024.

The Company has the right to prepay the November 2022 and December 2022 Diagonal Notes (principal and accrued interest) at any time during the first six months the note is outstanding at the rate of 115% during the first 30 days after issuance, 120% during the 31st to 60th day after issuance, and 125% during the 61st to the 180th day after issuance. The November 2022 and December 2022 Diagonal Notes may not be prepaid after the 180th day following the issuance date, unless Diagonal agrees to such repayment and such terms. Diagonal may in its option, at any time beginning 180 days after the date of the Diagonal Notes, convert the outstanding principal and interest on the November 2022 and December 2022 Diagonal Notes into shares of our common stock at a conversion price per share equal to 65% of the average of the three lowest closing bid prices of our common stock during the 10 trading days prior to the date of conversion. At no time may the November 2022 and December 2022 Diagonal Notes be converted into shares of our common stock if such conversion would result in Diagonal and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock.

The Company has accounted for the November 2022 and December 2022 Diagonal Notes as stock settled debt under ASC 480 and recorded an aggregate debt premium of $90,731 with a charge to interest expense.

For the years ended December 31, 2022 and 2021, amortization of debt discounts related to the convertible notes payable amounted to $938,344 and $171,875, respectively, which has been included in interest expense on the accompanying consolidated statements of operations.

On December 31, 2022 and 2021, accrued interest payable under the convertible notes discussed above amounted to $83,138 and $7,052, respectively, and is included in accrued expenses on the accompanying consolidated balance sheets.

On December 31, 2022 and 2021, convertible notes payable consisted of the following:

	December 31, 2022	December 31, 2021
Convertible notes payable	$1,199,750	$825,000
Add: put premium	90,731	-
Less: unamortized debt discount	(7,968)	(653,125)
Convertible note payable, net	1,282,513	171,875
Less: current portion of convertible note payable	(1,031,250)	(171,875)
Convertible note payable – long-term	$251,263	$-

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

NOTE 9 – NOTES PAYABLE

On December 31, 2022 and 2021, notes payable consisted of the following:

	December 31, 2022	December 31, 2021
Notes payable	$1,899,380	$978,925
Note payable – PPP note	18,823	48,929
Total notes payable	1,918,203	1,027,854
Less: unamortized debt discount	(132,961)	-
Note payable, net	1,785,242	1,027,854
Less: current portion of notes payable, net of discount	(1,576,438)	(488,414)
Notes payable – long-term	$208,804	$539,440

Notes Payable

BOCO Investment Note

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

Commencing on January 10, 2019 and on or before the 10th day of each month thereafter, the Company should have paid Lender all interest accrued on outstanding principal under the Loan Agreement and Notes as of the end of the month then concluded. Upon the occurrence of any Event of Default and at any time thereafter, Lender may, at its option, declare any and all obligations immediately due and payable without demand or notice. As of December 31, 2022 and 2021, the Company did not meet the Minimum Asset Amount covenant as defined in the Loan Agreement, failed to timely pay interest payments due, and has violated other default provisions. The note balance due of $400,000 has been reflected as a current liability on the accompanying consolidated balance sheets and interest shall accrue at 18% per annum. The Loan Agreement and Note contain customary representations, warranties, and covenants, including certain restrictions on the Company’s ability to incur additional debt or create liens on its property. The Loan Agreement and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties, breach of covenants, and bankruptcy or insolvency proceedings, the occurrence of which, after any applicable cure period, would permit Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Note, as applicable, and to exercise its remedies with respect to the Collateral, including the sale of the Collateral. On December 31, 2022 and 2021, principal amount due under this Note amounted to $400,000 and is considered to be in default. On December 31, 2022 and 2021, accrued interest payable under this Note amounted to $292,241 and $220,241, respectively, and is included in accrued expenses on the accompanying consolidated balance sheets.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

Mercer Street Global Opportunity Fund Notes

On March 14, 2022, the Company entered into an Original Issue Discount Promissory Note and Security Agreement (the “March 2022 Note”) in the principal amount of $197,500 with Mercer Street Global Opportunity Fund, LLC (the “Investor”). The March 2022 Note was funded on March 14, 2022 and the Company received net proceeds of $175,000 which is net of an original issue discount and investor legal fees of $22,500. The original issue discount was recorded as a debt discount to be amortized over the life of the March 2022 note. The March 2022 Note matures 12 months after issuance and bears interest at a rate of 3% per annum. At any time, the Company may prepay all or any portion of the principal amount of the March 2022 Note and any accrued and unpaid interest without penalty. The March 2022 Note also creates a lien on and grants a priority security interest in all the Company’s assets. In connection with the March 2022 Note, the Company issued 823,529 shares of its common stock to the placement agent as fee for the capital raise. The 823,529 shares of common stock issued were recorded as a debt discount of $12,963 based on the relative fair value method to be amortized over the life of the March 2022 Note. For the year ended December 31, 2022, amortization of debt discount related to the March 2022 Note amounted to $28,075 which has been included in interest expense on the accompanying consolidated statements of operations. On December 31, 2022, the principal balance due on the March 2022 Note amounted to $197,500 and accrued interest payable amounted to $4,756.

On November 22, 2022, the Company entered into a Promissory Note and Security Agreement (the “November 2022 Note”) in the principal amount of $65,000 with Mercer Street Global Opportunity Fund, LLC (the “Investor”). The November 2022 Note was funded on November 22, 2022 and the Company received net proceeds of $62,500 which is net of investor legal fees of $2,500. The legal fees were recorded as a debt discount to be amortized over the life of the November 2022 note. The November 2022 Note matures on August 22, 2023 and bears interest at a rate of 8% per annum. At any time, the Company may prepay all or any portion of the principal amount of the November 2022 Note and any accrued and unpaid interest without penalty. The November 2022 Note also creates a lien on and grants a priority security interest in all the Company’s assets. For the year ended December 31, 2022, amortization of debt discount related to the November 2022 Note amounted to $347 which has been included in interest expense on the accompanying consolidated statements of operations. On December 31, 2022, the principal balance due on the November 2022 Note amounted to $65,000 and accrued interest payable amounted to $214.

GS Capital Debt

On June 23, 2022, the Company entered into entered into a Securities Purchase Agreement (“Agreement”) with GS Capital Partners, LLC (“GS Capital”), pursuant to which a Promissory Note (the “GS Capital June 2022 Note”) was made to GS Capital in the aggregate principal amount of $195,000. The GS Capital June 2022 Note was purchased for $176,000, reflecting an original issuance discount of $19,000, and was funded on June 24, 2022 (less legal and other administrative fees). The Company received net proceeds of $148,420. The Company further issued GS Capital a total of 1,750,000 commitment shares (“Commitment Shares”) as additional consideration for the purchase of the Note (See Note 9). Additionally, the GS Capital Note is convertible upon an event of default into common shares at an initial effective conversion price which was lower than the fair value of common shares based on the quoted closing price of the Company’s common stock on the measurement date. Principal and interest payments shall be made in 10 installments of $21,060 each beginning on the 90th-day anniversary following the issue date and continuing thereafter each 30 days for nine months. The GS Capital Note matures 12 months after issuance and bears interest at a rate of 8% per annum. GS Capital shall have the right at any time following an Event of Default to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under this Note at a conversion price of $0.011, subject to adjustment as defined in the GS Capital Note. The Company did not calculate a beneficial conversion feature since the GS Capital Note is contingently convertible upon default on the GS Capital Note. As of December 31, 2022, the Company is not in default on this note. In the event that following the Issue Date the closing trading price of the Company’s common stock is then being traded is below $0.011 per share for more than ten consecutive trading days, then the conversion price shall be equal to $0.004 per share. The GS Capital Note contains conversion limitations providing that a holder thereof may not convert the Note to the extent (but only to the extent) that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such conversion or exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice. Events of default include, amongst other items, failure to pay principal or interest, bankruptcy, delisting of the Company’s stock, financial statement restatements, or if the Company effectuates a reverse split. Upon the occurrence of any event of default, the GS Capital Note shall become immediately and automatically due and payable and the Company shall pay to GS Capital, in full satisfaction of its obligations hereunder, an amount equal to: (a) the then outstanding principal amount of this note plus (b) accrued and unpaid interest on the unpaid principal amount of this note to the date of payment (the “mandatory prepayment date”) plus (y) default interest, if any, multiplied by 120%. On December 15, 2022, the Company and GS Capital entered into a letter agreement to extend the due date of the GS Capital June 2022 note by 60 days. Specifically, the maturity date of the GS Capital June 2022 note was extended to August 23, 2023 and the next payment due date was extended to February 28, 2023. Through December 31, 2022, the Company paid $53,512 of principal balance. On December 31, 2022, the principal balance due on the GS Capital Note amounted to $141,488 and accrued interest payable amounted to $7,471.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

On July 26, 2022, the Company closed a Securities Purchase Agreement (“July 2022 Agreement”) with GS Capital, pursuant to which a Promissory Note (“GS Capital July 2022 Note”) was made to GS Capital in the aggregate principal amount of $195,000. The GS Capital July 2022 Note was purchased for $176,000, reflecting an original issuance discount of $19,000, and was funded on July 28, 2022 (less legal and other administrative fees). The Company received net proceeds of $158,920. The Company further issued GS Capital a total of 2,600,000 commitment shares (“July 2022 Commitment Shares”) as additional consideration for the purchase of the July 2022 Note. In addition, the Company issued 998,008 of its common stock to the placement agent as fee for the capital raise, respectively. The July Commitment Shares and the placement agent shares were recorded as a debt discount of $34,606 based on the relative fair value method to be amortized over the life of the Note. Additionally, the GS Capital July 2022 Note is convertible upon an event of default into common shares at an initial effective conversion price which was lower than the fair value of common shares based on the quoted closing price of the Company’s common stock on the measurement date. Principal and interest payments shall be made in 10 installments of $21,060 each beginning on the 90th-day anniversary following the issue date and continuing thereafter each 30 days for nine months. The GS Capital July 2022 Note matures 12 months after issuance and bears interest at a rate of 8% per annum. GS Capital shall have the right at any time following an Event of Default to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the GS Capital July 2022 Note at a conversion price of $0.011, subject to adjustment as defined in the Note. The Company did not calculate a beneficial conversion feature since the GS Capital July 2022 Note is contingently convertible upon a default on the July 2022 Note. As of December 31, 2022, the Company is not in default on this note. In the event that following the Issue Date the closing trading price of the Company’s common stock is then being traded is below $0.011 per share for more than ten consecutive trading days, then the conversion price shall be equal to $0.004 per share. The July 2022 Note contains conversion limitations providing that a holder thereof may not convert the Note to the extent (but only to the extent) that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such conversion or exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice. On December 15, 2022, the Company and GS Capital entered into a letter agreement to extend the due date of the GS Capital July 2022 note by 60 days. Specifically, the maturity date of the GS Capital July 2022 note was extended to September 26, 2023 and the next payment due date was extended to February 28, 2023. Through December 31, 2022, the Company paid $34,120 of principal balance. On December 31, 2022, the principal balance due on the GS Capital July 2022 Note amounted to $160,880 and accrued interest payable amounted to $6,441.

On September 6, 2022, the Company closed a Securities Purchase Agreement (“September 2022 Agreement”) with GS Capital, pursuant to which a Promissory Note (“September 2022 Note”) was made to GS Capital in the aggregate principal amount of $195,000. The September 2022 Note was purchased for $176,000, reflecting an original issuance discount of $19,000, and was funded on September 6, 2022 (less legal and other administrative fees). The Company received net proceeds of $158,920. The Company further issued GS Capital a total of 3,300,000 commitment shares (“September 2022 Commitment Shares”) as additional consideration for the purchase of the September 2022 Note. In addition, the Company issued 773,626 of its common stock to the placement agent as fee for the capital raise, respectively. The September Commitment Shares and the placement agent shares were recorded as a debt discount of $30,326 based on the relative fair value method to be amortized over the life of the Note. Additionally, the September 2022 Note is convertible into common shares upon an event of default at an initial effective conversion price which was lower than the fair value of common shares based on the quoted closing price of the Company’s common stock on the measurement date. Principal and interest payments shall be made in 9 installments of $23,400 each beginning on the 120th-day anniversary following the issue date and continuing thereafter each 30 days for eight months. The September 2022 Note matures 12 months after issuance and bears interest at a rate of 8% per annum. GS Capital shall have the right at any time following an Event of Default to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the September 2022 Note at a conversion price of $0.009, subject to adjustment as defined in the Note. The Company did not calculate a beneficial conversion feature since the GS Capital July 2022 Note is contingently convertible upon a default on the September 2022 Note. As of December 31, 2022, the Company is not in default on this note. In the event that following the Issue Date the closing trading price of the Company’s common stock is then being traded is below $0.009 per share for more than ten consecutive trading days, then the conversion price shall be equal to $0.0032 per share. The September 2022 Note contains conversion limitations providing that a holder thereof may not convert the Note to the extent (but only to the extent) that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such conversion or exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice. On December 15, 2022, the Company and GS Capital entered into a letter agreement to extend the due date of the GS Capital September 2022 note by 60 days. Specifically, the maturity date of the GS Capital September 2022 note was extended to November 6, 2023 and the next payment due date was extended to March 6, 2023. On December 31, 2022, the principal balance due on the GS Capital September 2022 Note amounted to $195,000 and accrued interest payable amounted to $5,001.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

In connection with the Letter Agreement dated December 15, 2022, in order to induce GS Capital to extend the due dates of the GS Capital Notes, the Company issued 15,000,000 shares of the Company’s common stock. These shares were valued at $112,500, or $0.0075 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with the issuance of these shares, during the year ended December 31, 2022, the Company recorded an inducement expense of $112,500 which was included in loss on debt extinguishment on the accompanying consolidated statement of operations.

Other Notes Payable

On May 10, 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) and a Secured Promissory Note (the “Promissory Note”) in the amount of $500,000 with a lender. The Promissory Note shall accrue interest at 8% per annum, compounded annually, and all outstanding principal and accrued interest is due and payable of May 10, 2023. The Company’s obligations under the Loan Agreement and the Promissory Note are secured by a second priority security interest in substantially all of the Company’s assets (the “Collateral”). The Loan Agreement and Promissory Note contain customary representations, warranties, and covenants, including certain restrictions on the Company’s ability to incur additional debt or create liens on its property. The Loan Agreement and the Promissory Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties and bankruptcy or insolvency proceedings, the occurrence of which, after any applicable cure period, would permit Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Promissory Note, as applicable, and to exercise its remedies with respect to the Collateral. Upon the occurrence of an Event of Default under the Loan Agreement and Promissory Note, all amounts then outstanding (including principal and interest) shall bear interest at the rate of 18% per annum, compounded annually until the Event of Default is cured. On December 31, 2022 and 2021, accrued interest payable under this Promissory Note amounted to $65,863 and $25,863, respectively, and is included in accrued expenses on the accompanying consolidated balance sheets. On December 31, 2022 and 2021, principal amount due under this Promissory Note amounted to $500,000.

On July 22, 2021, in connection with the acquisition of Mobile Tint, the Company assumed vehicle and equipment loans in the amount of $95,013. These loans bear interest at rates ranging from 6.79% to 8.24% and are payable monthly through April 2025. On December 31, 2022 and 2021, notes payable related to these vehicle and equipment loans amounted to $39,513 and $78,925, respectively.

On November 8, 2022, the Company entered into a Promissory Note (the “November 2022 Note”) with a lender investor (the “Private Investor”) in the principal amount of $200,000 and received net proceeds of $200,000. The November 2022 Note bears interest at a rate of 8% per annum and all outstanding principal and accrued and unpaid interest is due on November 8, 2024. At any time, the Company may prepay all or any portion of the principal amount of the November 2022 Note and any accrued and unpaid interest without penalty. As security for payment of the principal and interest on the November 2022 Note, the Company and the lender Investor previously entered into that certain Loan and Security Agreement dated May 10, 2021, which is incorporated into the November 2022 Note. On December 31, 2022, accrued interest payable under this Promissory Note amounted to $2,367, and is included in accrued expenses on the accompanying consolidated balance sheets. On December 31, 2022, principal amount due under this Promissory Note amounted to $200,000.

For the years ended December 31, 2022 and 2021, amortization of debt discounts related to notes payable amounted to $121,408 and $0, respectively, which has been included in interest expense on the accompanying consolidated statements of operations.

PPP Loan

On April 28, 2020, the Company entered into a Paycheck Protection Program Promissory Note (the “PPP Note”) with respect to a loan of $156,200 (the “PPP Loan”) from Comerica Bank. The PPP Loan was obtained pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES act”) administered by the U.S. Small Business Administration (“SBA”). The PPP Loan matures on April 28, 2022 and bears interest at a rate of 1.00% per annum. The PPP Loan is payable in 18 equal monthly payments of approximately $8,900 commencing November 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Company may apply to have the loan forgiven pursuant to the terms of the PPP if certain criteria are met. The Company applied for forgiveness of its PPP Loan, and on November 4, 2021, the Company was notified that the Small Business Administration forgave $95,000 of the principal loan amount and $1,442 of interest. As of November 4, 2021, the remaining principal balance of the loan was $61,200 and the remaining accrued interest balance was $935. During the year ended December 31, 2022, the Company repaid PPP Loan principal of $30,107. On December 31, 2022 and 2021, the principal amount due under the PPP Loan amounted to $18,823 and $48,929, respectively. As of December 31, 2022 and 2021, accrued interest payable amounted to $170 and $1,031, respectively.

On December 31, 2022, future annual maturities of notes payable are as follows:

December 31,	Amount
2023	$1,709,400
2024	206,457
2025	2,346
Total notes payable on December 31, 2022	$1,918,203

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

NOTE 10 – SHAREHOLDERS’ DEFICIT

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

DECEMBER 31, 2022 and 2021

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

During the years ended December 31, 2022 and 2021, the Company accrued dividends of $19,936 and $14,165, respectively, which was included in Series B convertible preferred stock on the accompanying consolidated balance sheets.

As of December 31, 2022, the net Series B Preferred Stock balance was $1,037,201, which includes stated value of $1,000,624 and accrued dividends payable of $36,577. As of December 31, 2021, the net Series B Preferred Stock balance was $738,611, which includes stated value of $721,970 and accrued dividends payable of $16,641. The net Series B Preferred Stock balance is included on the accompanying consolidated balance sheets.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

DECEMBER 31, 2022 and 2021

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

DECEMBER 31, 2022 and 2021

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

On December 1, 2022, the Company issued 6,535,274 shares its common stock upon the conversion of 250 shares of Series C preferred with a stated redemption value of $25,000. The conversion price was based on contractual terms of the related Series C preferred shares.

During the years ended December 31, 2022 and 2021, the Company accrued dividends of $35,719 and $32,981, respectively, which was included in Series C convertible preferred stock on the accompanying consolidated balance sheets.

As of December 31, 2022, the net Series C Preferred Stock balance was $1,803,731, which includes stated value of $1,729,000 and accrued dividends payable of $74,731. As of December 31, 2021, the net Series C Preferred Stock balance was $1,907,012, which includes stated liquidation value of $1,868,000 and accrued dividends payable of $39,012. The net Series C Preferred Stock balance is included on the accompanying consolidated balance sheets.

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

On February 1, 2021, the Company issued an aggregate of 700,000 shares of its common stock for business development, advisory and consulting services rendered and to be rendered. These shares were valued at $54,600, or $0.078 per common share, based on the quoted closing price of the Company’s common stock on the measurement date and will be amortized into stock-based consulting fees over the term of the agreement or vesting period ranging from immediately to one year. In connection with the issuance of these shares, during the years ended December 31, 2022 and 2021, the Company recorded stock-based professional fees of $3,250 and $51,350, respectively.

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

On April 7, 2021, the Company issued 2,500,000 shares of its common stock for investor relations services to be rendered. These shares were valued at $135,000, or $0.054 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, during the year ended December 31, 2021, the Company recorded stock-based professional fees of $135,000.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

On June 3, 2021, the Company issued 200,000 shares of its common stock for technology services rendered. These shares were valued at $6,000, or $0.03 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with the issuance of these shares, during the year ended December 31, 2021, the Company recorded stock-based professional fees of $6,000.

On July 7, 2021, the Company issued 2,500,000 shares of its common stock for investor relations services to be rendered. These shares were valued at $72,500, or $0.029 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, during the year ended December 31, 2021, the Company recorded stock-based professional fees of $72,500.

On August 23, 2021, the Company issued 500,000 shares of its common stock for business development and consulting services rendered and to be rendered. These shares were valued at $19,000, or $0.038 per common share, based on the quoted closing price of the Company’s common stock on the measurement date, and will be amortized into stock-based consulting fees over the term of the agreement or vesting period. In connection with the issuance of these shares, during the years ended December 31, 2022 and 2021, the Company recorded stock-based professional fees of $12,271 and $6,729, respectively.

On October 1, 2021, the Company issued 6,000,000 shares of its common stock for investor relations services to be rendered. These shares were valued at $207,600, or $0.0346 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, during the years ended December 31, 2022 and 2021, the Company recorded stock-based professional fees of $103,800 and $103,800, respectively.

2022

On June 7, 2022, the Company issued an aggregate of 4,000,000 shares of its common stock for business development and consulting services rendered and to be rendered. These shares were valued at $48,000, or $0.012 per common share, based on the quoted closing price of the Company’s common stock on the measurement date, and will be amortized into stock-based consulting fees over the term of the agreement. In connection with the issuance of these shares, during the year ended December 31, 2022, the Company recorded stock-based professional fees of $27,000 and prepaid expenses of $21,000 which will be amortized into stock-based professional fees over the remaining term of the agreement.

On June 24, 2022, the Company issued an aggregate of 3,000,000 shares of its common stock for business development and consulting services rendered and to be rendered. These shares were valued at $54,000, or $0.018 per common share, based on the quoted closing price of the Company’s common stock on the measurement date, and will be amortized into stock-based consulting fees over the term of the agreement. In connection with the issuance of these shares, during the year ended December 31, 2022, the Company recorded stock-based professional fees of $54,000.

On July 1, 2022, the Company granted a restricted stock award of 2,500,000 common shares of the Company to a consultant of the Company for business development and consulting services rendered, which shares were valued at $31,250, or $0.0125 per common share, based on the quoted closing price of the Company’s common stock on the measurement date, and will be amortized into stock-based consulting fees over the term of the agreement. In connection with the issuance of these shares, during the year ended December 31, 2022, the Company recorded stock-based professional fees of $31,250.

On July 15, 2022, the Company granted a restricted stock award of 5,454,545 common shares of the Company to a consultant of the Company for government relations services to be rendered, which shares were valued at $60,000, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date, and will be amortized into stock-based consulting fees over the term of the agreement. In connection with the issuance of these shares, during the year ended December 31, 2022, the Company recorded stock-based professional fees of $55,000 and prepaid expenses of $5,000 as of December 31, 2022, which will be amortized into stock-based professional fees over the remaining term of the agreement.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

On October 3, 2022, the Company issued 3,000,000 shares of its common stock for investor relations services to be rendered. These shares were valued at $24,000, or $0.008 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with the issuance of these shares, during the year ended December 31, 2022, the Company recorded stock-based professional fees of $12,000 and prepaid expenses of $12,000 as of December 31, 2022, which will be amortized into stock-based professional fees over the remaining term of the agreement.

During the year ended December 31, 2022, the Company recorded stock-based professional fees of $119,321 in connection with the amortization of prepaid expenses of $119,321 related to common shares previously issued. During the year ended December 31, 2021, the Company recorded stock-based professional fees of $43,250 in connection with the amortization to prepaid expenses of $38,250 and accretion of stock-based professional fees of $5,000 related to common shares previously issued.

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

On July 22, 2021, pursuant to the Share Exchange Agreement and Plan of Reorganization (See Note 3), the Company issued 976,500 shares of its common stock to employees of Mobile Tint LLC as a bonus. These shares were valued at $24,413, or $0.025 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, during the year ended December 31, 2021, the Company recorded stock-based compensation of $24,413.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

During the years ended December 31, 2022 and 2021, aggregate accretion of stock-based compensation expense on granted common shares amounted to $82,387 and $267,530, respectively. Total unrecognized compensation expense related to these unvested common shares on December 31, 2022 amounted to $16,183. By mutual agreement between the parties, the vesting date of previously granted shares was extended through May 2023.

The following table summarizes activity related to non-vested shares:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2020	23,826,926	$0.16
Granted	6,194,767	0.06
Forfeited	(700,000)	(0.07)
Shares vested	(15,051,573)	(0.14)
Non-vested, December 31, 2021	14,270,120	0.14
Granted	3,500,000	0.014
Shares vested	(800,000)	(0.037)
Non-vested, December 31, 2022	16,970,120	$0.119

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

Common Stock Issued in Connection with Notes Payable

In connection with the March 2022 Note, the Company issued 823,529 shares of its common stock to the placement agent as fee for the capital raise. The 823,529 shares of common stock issued were recorded as a debt discount of $12,963 based on the relative fair value method to be amortized over the life of the Note (See Note 9).

In connection with the June 2022 GS Capital Note, the Company issued 1,750,000 shares of its common stock as a commitment fee. The 1,750,000 shares of common stock issued were recorded as a debt discount of $32,736 based on the relative fair value method to be amortized over the life of the Note (See Note 9).

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

In connection with the July 2022 GS Capital Note, on July 28, 2022, the Company issued 2,600,000 shares of its common stock as a commitment fee and the Company issued 998,008 shares of its common stock to the placement agent as fee for the capital raises. The aggregate of 3,598,008 shares of common stock issued were recorded as a debt discount of $34,606 based on the relative fair value method to be amortized over the life of the July 2022 Note (See Note 9).

In connection with the September 2022 GS Capital Note, on September 6, 2022, the Company issued 3,300,000 shares of its common stock as a commitment fee and the Company issued 773,626 shares of its common stock to the placement agent as fee for the capital raises. The aggregate of 4,073,626 shares of common stock issued were recorded as a debt discount of $30,326 based on the relative fair value method to be amortized over the life of the September 2022 Note (See Note 9).

In connection with the Letter Agreement dated December 15, 2022, to GS Capital to extend the due dates of the GS Capital Notes, the Company issued 15,000,000 shares of the Company’s common stock. These shares were valued at $112,500, or $0.0075 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with the issuance of these shares, during the year ended December 31, 2022, the Company recorded an expense of $112,500 which was included in loss on debt extinguishment on the accompanying consolidated statement of operations.

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

On December 1, 2022, the Company issued 6,535,274 shares its common stock upon the conversion of 250 shares of Series C preferred with a stated redemption value of $25,000. The conversion price was based on contractual terms of the related Series C preferred shares.

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

Stock Options

For the years ended December 31, 2022 and 2021, the Company recorded no compensation expense related to stock options. Total unrecognized compensation expense related to unvested stock options on December 31, 2022 and 2021 amounted to $0.

Stock option activities for the years ended December 31, 2022 and 2021 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2020	8,445,698	$0.40	-	-
Exercised	-	-	-	-
Balance Outstanding, December 31, 2021	8,445,698	0.40	-	-
Exercised	-	-	-	-
Balance Outstanding, December 31, 2022	8,445,698	$0.40	3.43	$-
Exercisable, December 31, 2022	8,445,698	$0.40	3.43	$-

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

On April 20, 2022, in connection with an Exchange Agreement (See Note 8), the Company issued warrants to purchase an aggregate amount up to 33,000,000 shares of the Company’s common stock (the “New Warrants”). The New Warrants are exercisable at any time on or after the date of the issuance and entitled this investor to purchase shares of the Company’s common stock for a period of five years from the initial date the warrants become exercisable. Under the terms of the New Warrants, the holder is entitled to exercise the Warrants to purchase up to 33,000,000 shares of the Company’s common stock at an initial exercise price of $0.025, subject to adjustment as detailed in the New Warrants. In connection with the issuance of the New Warrants, on the initial measurement date, the relative fair value of the warrants of $325,785 was recorded as a debt discount and an increase in paid-in capital (See Note 8). On June 23, 2022, the Company issued common stock equivalents with an initial conversion price of $0.011 per share and accordingly, the conversion price and warrant down-round provisions were triggered. As a result, the conversion price of the New April 2022 Note was reduced to $0.011 per share and the exercise price of the New April 2022 Warrant was lowered to $0.011. As a result of the June 23, 2022 down-round provisions, the Company calculated the difference between the warrants fair value on June 23, 2022, the date the down-round feature was triggered using the then current exercise price of $0.025 and the new exercise price of $0.011. On June 23, 2022, the Company recorded a deemed dividend of $3,702 which represents the fair value transferred to the warrant holders from the down round feature being triggered. Additionally, on September 6, 2022, the Company issued common stock equivalents with an initial conversion price of $0.009 per share and accordingly, the conversion price and warrant down-round provisions were triggered. As a result, the conversion price of the New April 2022 Note was reduced to $0.009 per share and the exercise price of the New April 2022 Warrant was lowered to $0.009. As a result of the September 6, 2022 down-round provisions, the Company calculated the difference between the warrants fair value on September 6, 2022, the date the down-round feature was triggered using the then current exercise price of $0.011 and the new exercise price of $0.009. On September 6, 2022, the Company recorded a deemed dividend of $733 which represents the fair value transferred to the warrant holders from the down round feature being triggered. No additional beneficial conversion feature amount was recorded based on the September 6, 2022 valuation as the ratcheted beneficial conversion feature value was lower than the original amount.

Warrant activities for the years ended December 31, 2022 and 2021 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2020	2,050,000	$0.05	3.66	$137,000
Granted	16,500,000	0.05	-	-
Cancelled	(1,050,000)	(0.01)	-	-
Balance Outstanding December 31, 2021	17,500,000	0.05	4.67	-
Granted	33,000,000	0.025	-	-
Cancelled	(16,500,000)	0.05	-	-
Balance Outstanding December 31, 2022	34,000,000	$0.011	3.73	$-
Exercisable, December 31, 2022	34,000,000	$0.011	3.73	$-

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

The aggregate number of shares of common stock and number of shares of the Company’s common stock that may be subject to incentive stock options granted under the 2018 Plan is 50,000,000 shares, of which 11,445,698 shares have been issued or granted under incentive stock options and 29,451,070 shares of restricted stock have been issued as of December 31, 2022. All shares underlying grants are expected to be issued from the Company’s unissued authorized shares available.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of December 31, 2022, other than discussed below, the Company is not involved in any other pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

On March 8, 2021, a former officer of the Company resigned. Both parties alleged certain claims against the other, including certain compensation claims. Neither party has filed litigation. The Company intends to vigorously defend itself against any possible claims and assert any relevant claims against the former executive and believes it will prevail.

In July 2021, a former employee of the Company filed a small claims case for approximately $16,000 in Harris County, TX, and the Company filed its response in August 2021.  There has been no further communication from the Court, and the Company believes the case has been dismissed but has not received any formal notice of such. The Company intends to vigorously defend itself against the claim made and believes it will prevail. As of December 31, 2022 and 2021, the Company has accrued compensation of $18,250 to this former employee, which is included in accrued compensation on the accompanying consolidated balance sheets.

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

DECEMBER 31, 2022 and 2021

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

On December 8, 2021, the Company’s board of directors approved a bonus to certain officers in the aggregate amount of $309,615 which is equal to 50% of their annual compensation. This bonus will be paid 10% in cash ($30,962) which was paid in December 2021 and 90% in equity amounting $278,653 which as of December 31, 2021 had been accrued and as of December 31, 2021, was included in accrued compensation on the accompanying consolidated balance sheet. On January 6, 2022, the Board of Directors of the Company agreed to satisfy $278,653 of the bonus owed to its executive officers (collectively, the “Management”). Management agreed to accept 278 shares of the Company’s Series B convertible preferred stock in settlement of this accrued compensation.

On December 7, 2022, the Company’s board of directors approved a bonus to certain officers in the aggregate amount of $160,000. This bonus will be paid 10% in cash ($16,000) which was paid in December 2022 and 90% in equity amounting to $144,000 which as of December 31, 2022 had been accrued and as of December 31, 2022, was included in accrued compensation on the accompanying consolidated balance sheet. On January 17, 2023, the Board of Directors of the Company agreed to satisfy $144,000 of the bonus owed to its executive officers (collectively, the “Management”). Management agreed to accept 144 shares of the Company’s Series B convertible preferred stock in settlement of this accrued compensation (See Note 18).

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

Licensing agreement

Pursuant to an agreement dated April 8, 2016, between the Company and Rice University, Rice University has granted a non-exclusive license to the Company, in nanotube-based surface treatment for strengthening glass and related materials under Rice’s intellectual property rights, to use, make, distribute, offer and sell the licensed products specified in the agreement. In consideration for which, the Company had to pay a one-time non-refundable license fee of $10,000 and royalty payments of 5% of net sales of the licensed products during the term of the agreement and a sell-off period of 180 days from termination, In addition, the Company is required to pay for the maintenance of the patents, This agreement will continue until the expiration of the last to expire of the licensed property rights, unless terminated earlier in accordance with the terms of the agreement. There have been no royalty payments paid or due through December 31, 2022.

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

NOTE 12 – CONCENTRATIONS

Concentrations Of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits. The Company places its cash in banks at levels that, at times, may exceed federally insured limits. On December 31, 2022, the Company did not have any cash in excess of FDIC limits of $250,000. The Company has not experienced any losses in such accounts through December 31, 2022.

Geographic Concentrations of Sales

During the years ended December 31, 2022 and 2021, all sales were in the United States.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

Customer Concentrations

For the year ended December 31, 2022, no customer accounted for over 10% of total sales. For the year ended December 31, 2021, three customers accounted for approximately 44.2% of total sales (17.4%, 15.3%, and 11.5%, respectively). On December 31, 2022, three customers accounted for 41.1% (10.3%, 19.3% and 11.5%, respectively) of the total accounts receivable balance. On December 31, 2021, one customer accounted for 21.4% of the total accounts receivable balance.

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

NOTE 13 – SEGMENT REPORTING

During the year ended December 31, 2022 and from July 22, 2021 (date of acquisition of Mobile Tint) to December 31, 2021, the Company operated in two reportable business segments - (1) the manufacture and sale of a windshield strengthening water repellent solution as well as a disinfection product, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system (the “C-Bond Segment”), and (2) the distribution and installation of window film solutions (the “Mobile Tint Segment”). The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations.

Information with respect to these reportable business segments for the years ended December 31, 2022 and 2021 was as follows:

	For the Year Ended December 31,
	2022	2021
Revenues:
C-Bond	$378,736	$434,811
Mobile Tint	1,853,910	1,042,017
	2,232,646	1,476,828
Depreciation and amortization:
C-Bond	7,109	9,889
Mobile Tint	82,110	36,078
	89,219	45,967
Interest expense:
C-Bond	23	1,372
Mobile Tint	20,212	3,354
Other (a)	1,599,854	278,233
	1,620,089	282,959
Net (loss):
C-Bond	(1,097,069)	(2,001,725)
Mobile Tint	(192,566)	77,626
Other (a)	(3,866,843)	(5,204,759)
	$(5,156,478)	$(7,128,858)

	December 31, 2022	December 31, 2021
Identifiable long-lived tangible assets on December 31, 2022 and 2021 by segment:
C-Bond	$1,684	$8,794
Mobile Tint	94,622	126,228
	$96,306	$135,022

(a)	The Company does not allocate any general and administrative or financing expenses of its holding company activities to its reportable segments, because these activities are managed at the corporate level.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

NOTE 14 – REVENUE RECOGNITION

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

Transaction Price

The Company agrees with its customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances, labor costs, and freight. In the Company’s C-Bond contracts with customers, the Company allocates the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Returns of the Company’s product by its customers are permitted only when the product is not to specification and were not material for the years ended December 31, 2022 and 2021. Any sales tax, value added tax, and other tax the Company collects concurrently with its revenue-producing activities are excluded from revenue.

Revenue Disaggregation

The Company tracks its revenue by product. The following table summarizes our revenue by product for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
C-Bond Secure multi-purpose and BRS ballistic resistant glass protection systems	$17,311	$184,424
C-Bond Nanoshield solution sales	345,470	222,999
Disinfection products	10,880	7,306
C-Bond installation and other services	-	12,143
Window tint installation and sales recognized over time	1,853,910	1,042,017
Freight and delivery	5,075	7,939
Total	$2,232,646	$1,476,828

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

NOTE 15 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITIES

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

In connection with the Exchange Agreement discussed in Note 3, the Company was named as guarantor (“Guarantor”) of a Commercial Lease Agreement dated July 21, 2021, by and between landlord MDW Management, LLC, a company owned by Mr. Wanke and his wife and tenant Mobile Tint, LLC d/b/a A-1 Glass (the “Lease”). The term of the Lease is 60 months, at a minimum monthly rent of $5,600 (not including tax), with two five-year options for the tenant to renew. The Company’s obligation as Guarantor of the Lease will terminate upon the occurrence of earlier of the following: (i) the date of Guarantor’s acquisition of 100% of the ownership interests of Mobile; (ii) the date that Guarantor beneficially owns less than an eighty percent (80%) ownership interest in Mobile; or (iii) two (2) years from and after the effective date of the guaranty.

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

During the years ended December 31, 2022 and 2021, in connection with its property operating leases, the Company recorded rent expense of $167,875 and $119,192 respectively, which is expensed during the year and included in general and administrative expenses on the accompanying consolidated statements of operations.

The significant assumption used to determine the present value of the lease liabilities in February 2022, September 2021 and July 2021 was discount rates ranging from 4% and 12% which was based on the Company’s estimated average incremental borrowing rate.

On December 31, 2022 and 2021, right-of-use asset (“ROU”) is summarized as follows:

	December 31, 2022	December 31, 2021
Office leases and office equipment right of use assets	$480,293	$269,590
Less: accumulated amortization	(104,881)	(18,418)
Balance of ROU assets	$375,412	$251,172

On December 31, 2022 and 2021, operating lease liabilities related to the ROU assets are summarized as follows:

	December 31, 2022	December 31, 2021
Lease liabilities related to office leases right of use assets	$376,566	$251,246
Less: current portion of lease liabilities	(117,671)	(44,927)
Lease liabilities – long-term	$258,895	$206,319

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

On December 31, 2022, future minimum base lease payments due under non-cancelable operating leases are as follows:

Twelve months ended December 31,	Amount
2023	$147,466
2024	149,460
2025	100,133
2026	39,200
Total minimum non-cancelable operating lease payments	436,259
Less: discount to fair value	(59,693)
Total lease liability on December 31, 2022	$376,566

NOTE 16 – RELATED PARTY TRANSACTIONS

Due From Related Party

In December 2021, the Company advanced $3,750 to a company partially owned by officers of the Company. The advance is non-interest bearing, payable on demand, and as of December 31, 2021 is reflected as due from related party on the accompanying consolidated balance sheets. In June 2022, this advance was deemed uncollectible and the balance was written off to bad debt expense.

Sales and Accounts Receivable – Related Party

During the year ended December 31, 2021, the Company recognized sales of $1,200 to a company partially owned by officers of the Company.

Note Payable - Related Party

On May 2, 2022, the Company entered into a Promissory Note (the “May 2022 Note”) in the principal amount of $250,000 with the Company’s chief executive officer. The May 2022 Note was funded in May 2022 and the Company received net proceeds of $250,000. The May 2022 Note bears interest at a rate of 6% per annum and all outstanding principal and accrued and unpaid interest is due on May 2, 2024. At any time, the Company may prepay all or any portion of the principal amount of the May 2022 Note and any accrued and unpaid interest without penalty. For the year ended December 31, 2022, interest expense – related party amounted to $10,027. On December 31, 2022, principal amount due and accrued interest payable - related party amounted to $250,000 and $10,027, respectively.

NOTE 17 - INCOME TAXES

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The deferred tax assets on December 31, 2022 and 2021 consist only of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
Income tax benefit at U.S. statutory rate	$(1,081,240)	$(1,497,060)
Non-deductible expenses	506,677	894,825
Change in valuation allowance	574,563	602,235
Total provision for income tax	$-	$-

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

The Company’s approximate net deferred tax asset as of December 31, 2022 and 2021 was as follows:

Deferred Tax Asset:	December 31, 2022	December 31, 2021
Net operating loss carryforward	$2,512,665	$1,938,102
Total deferred tax asset before valuation allowance	2,512,665	1,938,102
Valuation allowance	(2,512,665)	(1,938,102)
Net deferred tax asset	$-	$-

The net operating loss carryforward was approximately $11,965,000 on December 31, 2022. The Company provided a valuation allowance equal to the net deferred income tax asset as of December 31, 2022 and 2021 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. During the year ended December 31, 2022, the valuation allowance increased by $574,563. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership changes that may occur in the future. The potential tax benefit arising from the loss carryforward may be carried forward indefinitely subject to usage limitations.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2022, 2021 and 2020 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 18 – SUBSEQUENT EVENTS

Issuance Series B Preferred Stock for Accrued Compensation

On January 17, 2023, the Board of Directors of the Company agreed to satisfy $144,000 of accrued compensation owed to its executive officers (collectively, the “Management”) which, as of December 31, 2022 was included in accrued compensation on the accompanying consolidated balance sheet. Management agreed to accept 144 shares of the Company’s Series B convertible preferred stock in settlement of this accrued compensation. The conversion feature of the Series B Preferred Stock at the time of issuance was determined not to be beneficial on the commitment date and accordingly, no stock-based compensation or gain or loss was recorded.

Issuance of Common Shares for Accrued Compensation and Cash

On January 17, 2023, the Company entered into a Subscription Agreement with its Chairman and Chief Executive Officer, Scott R. Silverman (the “Subscription Agreement”), whereby Mr. Silverman purchased 54,545,455 shares (the “Subscription Shares”) of the Company’s common stock for $300,000, or $0.0055 per share, based on the quoted closing price of the Company’s common stock on the measurement date (the “Consideration”). The Consideration consisted of a cash payment of $275,000 the conversion of $25,000 of accrued compensation owed to Mr. Silverman.

On January 17, 2023, Barry Edelstein, a member of the Company’s Board of Directors, elected to convert $53,000 of accrued compensation into 9,636,364 shares of unregistered common stock of the Company. The shares were valued at $53,000, or $0.0055, based on the quoted closing price of the Company’s common stock on the measurement date.

Common Shares Issued for Professional Services

On February 6, 2023, the Company issued 6,666,667 shares of its common stock for investor relations services to be rendered. These shares were valued at $40,000, or $0.006 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, the Company recorded stock-based professional fees of $40,000 over the term of the agreement.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

Common Stock Issued for Conversion of Series C Preferred Stock

On January 3, 2023, the Company issued 6,546,575 shares its common stock upon the conversion of 250 shares of Series C preferred with a stated redemption value of $25,000. The conversion price was based on contractual terms of the related Series C preferred shares.

On January 13, 2023, the Company issued 5,004,200 shares its common stock upon the conversion of 191 shares of Series C preferred with a stated redemption value of $19,100. The conversion price was based on contractual terms of the related Series C preferred shares.

On January 26, 2023, the Company issued 5,007,601 shares its common stock upon the conversion of 191 shares of Series C preferred with a stated redemption value of $19,100. The conversion price was based on contractual terms of the related Series C preferred shares.

On February 1, 2023, the Company issued 5,009,171 shares its common stock upon the conversion of 191 shares of Series C preferred with a stated redemption value of $19,100. The conversion price was based on contractual terms of the related Series C preferred shares.

On March 7, 2023, the Company issued 5,018,067 shares its common stock upon the conversion of 191 shares of Series C preferred with a stated redemption value of $19,100. The conversion price was based on contractual terms of the related Series C preferred shares.

Convertible Debt

On March 17, 2023, the Company closed a Securities Purchase Agreement dated November 4, 2022, with Diagonal pursuant to which a Promissory Note (the “March 2023 Diagonal Note”) dated March 17, 2023, was made to Diagonal in the aggregate principal amount of $54,250 and the Company received net proceeds of $50,000 which was net of fees of $4,250. The March 2023 Diagonal Note bears interest at a rate of 12% per annum (22% upon the occurrence of an event of a default) and all outstanding principal and accrued and unpaid interest are due on March 17, 2024.

The Company has the right to prepay the March 2023 Diagonal Note (principal and accrued interest) at any time during the first six months the note is outstanding at the rate of 115% during the first 30 days after issuance, 120% during the 31st to 60th day after issuance, and 125% during the 61st to the 180th day after issuance. The March 2023 Diagonal Note may not be prepaid after the 180th day following the issuance date, unless Diagonal agrees to such repayment and such terms. Diagonal may in its option, at any time beginning 180 days after the date of the Diagonal Note, convert the outstanding principal and interest on the March 2023 Diagonal Note into shares of our common stock at a conversion price per share equal to 65% of the average of the three lowest closing bid prices of our common stock during the 10 trading days prior to the date of conversion. At no time may the March 2023 Diagonal Note be converted into shares of our common stock if such conversion would result in Diagonal and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock.

The Company has accounted for the March 2023 Diagonal Note as stock settled debt under ASC 480 and recorded an aggregate debt premium of $29,212 with a charge to interest expense.