Form 10-Q
period 2023-03-31
C-Bond Systems, Inc
filed 2023-05-15
CIK 1421636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

There were 504,976,437 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding as of May 12, 2023.

C-BOND SYSTEMS, INC.

FORM 10-Q

MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$82,984	$97,091
Accounts receivable, net	198,688	269,442
Inventory	59,346	77,446
Prepaid expenses and other current assets	88,850	71,171
Contract assets	-	279

Total Current Assets	429,868	515,429

OTHER ASSETS:
Property and equipment, net	88,082	96,306
Right of use asset, net	346,693	375,412
Intangible asset, net	267,292	279,918
Goodwill	350,491	350,491
Security deposit	7,775	6,482

Total Other Assets	1,060,333	1,108,609

TOTAL ASSETS	$1,490,201	$1,624,038

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible notes payable, net of discount - current portion	$1,194,818	$1,031,250
Notes payable, net of discount - current portion	1,592,207	1,576,438
Accounts payable	828,458	779,765
Accrued expenses	859,517	736,393
Accrued interest payable - related party	12,493	10,027
Accrued compensation	402,949	590,632
Contract liabilities	9,382	22,637
Lease liability, current portion	120,640	117,671

Total Current Liabilities	5,020,464	4,864,813

LONG-TERM LIABILITIES:
Convertible notes payable, net of current portion	168,500	251,263
Notes payable, net of current portion and discount	207,222	208,804
Note payable - related party	250,000	250,000
Lease liability, net of current portion	227,702	258,895

Total Long-term Liabilities	853,424	968,962

Total Liabilities	5,873,888	5,833,775

Commitments and Contingencies (See Note 10)

Series B convertible preferred stock: $0.10 par value, 100,000 shares designated; 1,144 and 1,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively ($1,186,719 redemption and liquidation value at March 31, 2023)	1,186,719	1,037,201

Series C convertible preferred stock: $0.10 par value, 100,000 shares designated; 16,276 and 17,290 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively ($2,565,750 redemption and liquidation value at March 31, 2023)	1,710,500	1,803,731

SHAREHOLDERS’ DEFICIT:
Preferred stock: $0.10 par value, 2,000,000 shares authorized; 100,000 Series B and 100,000 Series C designated; none issued and outstanding	-	-
Common stock: $0.001 par value, 4,998,000,000 shares authorized; 447,704,272 and 350,270,172 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	447,704	350,270
Additional paid-in capital	55,550,606	55,141,503
Accumulated deficit	(63,413,236)	(62,693,184)
Total C-Bond Systems, Inc. shareholders’ deficit	(7,414,926)	(7,201,411)
Noncontrolling Interest	134,020	150,742

Total Shareholders’ Deficit	(7,280,906)	(7,050,669)

Total Liabilities and Shareholders’ Deficit	$1,490,201	$1,624,038

See accompanying unaudited notes to the unaudited consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

SALES:	$515,220	$510,709

COST OF SALES (excluding depreciation expense)	245,360	249,630

GROSS PROFIT	269,860	261,079

OPERATING EXPENSES:
Compensation and related benefits (including stock-based compensation of $12,137 and $1,014,508 for the three months ended March 31, 2023, and 2022, respectively)	426,872	1,416,018
Professional fees	187,690	314,212
General and administrative expenses	178,900	204,613

Total Operating Expenses	793,462	1,934,843

LOSS FROM OPERATIONS	(523,602)	(1,673,764)

OTHER INCOME (EXPENSES):
Gain on debt extinguishment	-	2,925
Interest expense	(195,786)	(248,580)
Interest expense - related party	(3,699)	-

Total Other Expenses, net	(199,485)	(245,655)

NET LOSS	(723,087)	(1,919,419)

Net loss of subsidiary attributable to noncontrolling interest	16,722	13,020
Preferred stock dividend	(13,687)	(14,005)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(720,052)	$(1,920,404)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	424,991,656	283,833,276

See accompanying unaudited notes to the unaudited consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Noncontrolling	Shareholders’
	# of Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, December 31, 2022	350,270,172	$350,270	$55,141,503	$(62,693,184)	$150,742	$(7,050,669)

Common stock issued for cash and accrued compensation	54,545,455	54,545	245,455	-	-	300,000
Common stock issued for professional fees	6,666,667	6,667	33,333	-	-	40,000
Common stock issued for accrued compensation	9,636,364	9,636	43,364	-	-	53,000
Common stock issued for conversion of Series C preferred stock	26,585,614	26,586	74,814	-	-	101,400
Preferred stock dividends	-	-	-	(13,687)	-	(13,687)
Accretion of stock-based compensation	-	-	12,137	-	-	12,137
Net loss	-	-	-	(706,365)	(16,722)	(723,087)

Balance, March 31, 2023	447,704,272	$447,704	$55,550,606	$(63,413,236)	$134,020	$(7,280,906)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Noncontrolling	Shareholders’
	# of Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, December 31, 2021	282,216,632	$282,217	$53,064,616	$(57,515,129)	$189,255	$(3,979,041)

Common stock issued for accounts payable	90,859	90	2,084	-	-	2,174
Common stock issued for compensation	500,000	500	13,750	-	-	14,250
Common stock issued for conversion of Series C preferred stock	1,543,151	1,543	10,457	-	-	12,000
Common stock issued in connection with debt	823,529	824	12,139	-	-	12,963
Preferred stock dividends	-	-	-	(14,005)	-	(14,005)
Accretion of stock-based compensation	-	-	42,702	-	-	42,702
Beneficial conversion charge for issuance of Series B preferred shares for accrued compensation recorded as stock-based compensation	-	-	957,556	-	-	957,556
Net loss	-	-	-	(1,906,399)	(13,020)	(1,919,419)

Balance, March 31, 2022	285,174,171	$285,174	$54,103,304	$(59,435,533)	$176,235	$(4,870,820)

See accompanying unaudited notes to the unaudited consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(723,087)	$(1,919,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	20,850	22,910
Amortization of debt discount to interest expense	63,916	207,727
Interest expense for put premium on convertible notes	29,212	-
Stock-based compensation	12,137	1,014,508
Stock-based professional fees	40,667	111,800
Non-cash gain on debt extinguishment and inducement expense	-	(2,925)
Lease costs	495	(723)
Change in operating assets and liabilities:
Accounts receivable	70,754	(134,598)
Inventory	18,100	19,853
Prepaid expenses and other assets	(19,639)	325
Contract assets	279	80,265
Accounts payable	48,693	23,816
Accrued expenses	123,124	25,482
Accrued interest - related party	2,466	-
Accrued compensation	34,317	11,583
Contract liabilities	(13,255)	35,627

NET CASH USED IN OPERATING ACTIVITIES	(290,971)	(503,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	275,000	-
Proceeds from note payable	-	175,000
Repayment of notes payable	(48,136)	(21,019)
Proceeds from convertible notes payable	50,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	276,864	153,981

NET DECREASE IN CASH	(14,107)	(349,788)

CASH, beginning of period	97,091	519,898

CASH, end of period	$82,984	$170,110

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$33,795	$4,754
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as prepaid services	$40,000	$-
Common stock issued for accrued compensation	$78,000	$-
Series B preferred stock issued for accrued compensation	$144,000	$278,654
Preferred stock series B and C dividends accrued	$13,687	$14,005
Increase in debt discount and paid-in capital for shares issued with convertible debt	$-	$12,963
Conversion of series C preferred stock to common stock	$101,400	$12,000
Common stock issued for accounts payable	$-	$2,174

See accompanying unaudited notes to the unaudited consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

On May 8, 2023, the Company entered into an Asset Purchase Agreement with a third-party entity (the “Buyer”), whereby the Company sold its C-Bond nanoShield product line to the Buyer for cash of $4,000,000. Accordingly, the Company assigned, transferred and delivered to the Buyer, free and clear of all liens, all of the Assets. The “Assets” shall be comprised of certain intangible assets, intellectual property, work In process, furniture, fixtures, equipment, inventory and other physical assets of the Company’s C-Bond nanoShield division. Following the Closing, the Parties shall reasonably cooperate to complete a transaction wherein the Company shall assign to Buyer, and Buyer shall take assignment from the Company, the lease for the premises located at 6035 South Loop East, Houston, Texas 77033 (the “Lease”) pursuant to a lease assignment and assumption agreement as to be reasonably agreed to by the parties and the lessor pursuant to the Lease. (See Note 16).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s unaudited consolidated financial statements include the financial statements of its wholly owned subsidiary, C-Bond Systems, LLC, and its 80% owned subsidiary, Mobile since acquiring 80% of Mobile on July 22, 2021. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Certain information and note disclosure normally included in consolidated financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the year ended December 31, 2022 of the Company which were included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $723,087 and $1,919,419 for the three months ended March 31, 2023 and 2022, respectively. Net cash used in operations was $290,971 and $503,769 for the three months ended March 31, 2023 and 2022, respectively. Additionally, as of March 31, 2023, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $63,413,236, $7,280,906 and $4,590,596, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares and preferred shares, and from the issuance of promissory notes and convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates during the three months ended March 31, 2023 and 2022 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete or slow moving inventory, estimates used in the calculation of progress towards completion on uncompleted jobs, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the estimate of the fair value lease liability and related right of use asset, the valuation of redeemable and mandatorily redeemable preferred stock, the value of beneficial conversion features and deemed dividends, the valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions.

Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts reported in the unaudited consolidated balance sheets for cash, accounts receivable, contract assets and liabilities, notes payable, convertible note payable, accounts payable, accrued expenses, accrued compensation, and lease liabilities approximate their fair market value based on the short-term maturity of these instruments.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

Warranty Liability

The Company provides limited warranties on its products for product defects for periods ranging from 12 months to the life of the product. Warranty costs may include the cost of product replacement, refunds, labor costs and other costs. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 12 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying consolidated balance sheets and amounted to $26,648 on March 31, 2023 and December 31, 2022. During the three months ended March 31, 2023 and 2022, warranty costs were de minimis.

Beneficial Conversion Feature

Convertible debt includes conversion terms that are considered in the money compared to the market price of the stock on the date of the related agreement. The Company calculates the beneficial conversion feature and records a debt discount with the amount being amortized to interest expense over the term of the note.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The Company sells its products, which include standard warranties, primarily to distributors and authorized dealers. Product sales are recognized at a point in time when the product is shipped to the customer and title is transferred and are recorded net of any discounts or allowances. The warranty does not represent a separate performance obligation.

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

Shipping and Handling Costs

Shipping and handling costs incurred for product shipped to customers are included in general and administrative expenses and amounted to $3,624 and $3,121 for the three months ended March 31, 2023 and 2022, respectively. Shipping and handling costs charged to customers are included in sales.

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and includes costs such as labor, materials, and other allocated costs incurred. During the three months ended March 31, 2023 and 2022, research and development costs incurred in the development of the Company’s products were $0.

Advertising Costs

The Company may participate in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the three months ended March 31, 2023 and 2022, advertising costs charged to operations were $4,155 and $41,818, respectively and are included in general and administrative expenses on the accompanying unaudited consolidated statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which shall been deducted from sales.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2023 and December 31, 2022, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2017. The Company recognizes interest and penalties related to uncertain income tax positions in other expenses. However, no such interest and penalties were recorded as of March 31, 2023 and December 31, 2022.

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

All potentially dilutive common shares were excluded from the computation of diluted common shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	March 31,
	2023	2022
Stock options	8,445,698	8,445,698
Warrants	34,000,000	17,500,000
Series B preferred stock	324,240,164	158,829,048
Series C preferred stock	406,900,000	294,603,175
Convertible debt	1,206,660,749	33,000,000
Non-vested, forfeitable common shares	16,970,120	14,270,120
	1,997,216,731	526,648,041

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Segment Reporting

During the three months ended March 31, 2023 and 2022, the Company operated in two reportable business segments which consisted of (1) the manufacture and sale of a windshield strengthening water repellent solution as well as disinfection products, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system, and (2) the distribution and installation of window film solutions. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations and locations.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes how entities will measure credit losses for most financial assets, including accounts receivable. ASU No. 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. On November 15, 2019, the FASB delayed the effective date of Topic 326 for certain small public companies and other private companies until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The adoption of Topic 326 did not have a material impact on the Company’s unaudited consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance was issued as improvements to ASU No. 2016-13 described above. The vintage disclosure changes require an entity to disclose current-period gross write-offs by year of origination for financing receivables. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The amendments should be applied prospectively. Early adoption of the amendments is permitted, including adoption in an interim period. The adoption of ASU No. 2022-02 on January 1, 2023 did not have a material impact on the Company’s unaudited consolidated financial statements.

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

NOTE 3 – ACCOUNTS RECEIVABLE

On March 31, 2023 and December 31, 2022, accounts receivable consisted of the following:

	March 31, 2023	December 31, 2022
Accounts receivable	$234,210	$304,964
Less: allowance for doubtful accounts	(35,522)	(35,522)
Accounts receivable, net	$198,688	$269,442

For the three months ended March 31, 2023 and 2022, bad debt expense amounted to $0.

NOTE 4 – INVENTORY

On March 31, 2023 and December 31, 2022, inventory consisted of the following:

	March 31, 2023	December 31, 2022
Raw materials	$111	$1,501
Finished goods	59,235	75,945
Inventory	59,346	77,446
Less: allowance for obsolete or slow-moving inventory	-	-
Inventory, net	$59,346	$77,446

During the three months ended March 31, 2023 and 2022, the Company did not record any allowance for slow moving inventory.

NOTE 5 – PROPERTY AND EQUIPMENT

On March 31, 2023 and December 31, 2022, property and equipment consisted of the following:

	Useful Life	March 31, 2023	December 31, 2022
Machinery and equipment	5 – 7 years	$124,133	$124,133
Furniture and office equipment	3 – 7 years	32,306	32,306
Vehicles	1 – 5 years	62,195	62,195
Leasehold improvements	3 – 5 years	45,296	45,296
		263,930	263,930
Less: accumulated depreciation		(175,848)	(167,624)
Property and equipment, net		$88,082	$96,306

For the three months ended March 31, 2023 and 2022, depreciation expense is included in general and administrative expenses and amounted to $8,224 and $10,284, respectively.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

On March 31, 2023 and December 31, 2022, intangible assets, which were acquired from Mobile in 2021, consisted of the following:

	Useful life	March 31, 2023	December 31, 2022
Customer relations	5 years	$212,516	$212,516
Non-compete	5 years	40,000	40,000
Trade name	-	100,000	100,000
		352,516	352,516
Less: accumulated amortization		(85,224)	(72,598)
Intangible assets, net		$267,292	$279,918

	Useful life	March 31, 2023	December 31, 2022
Goodwill	-	$350,491	$350,491

For the three months ended March 31, 2023 and 2022, amortization expense of intangible assets amounted to $12,626 and $12,626, respectively. On March 31, 2023, accumulated amortization amounted to $71,724 and $13,500 for the customer relations and non-compete, respectively. On December 31, 2022, accumulated amortization amounted to $61,098 and $11,500 for the customer relations and non-compete, respectively.

Amortization of intangible assets with identifiable useful lives that is attributable to future periods is as follows:

Twelve months ending March 31:	Amount
2024	$50,503
2025	50,503
2026	50,503
2027	15,783
Total	$167,292

NOTE 7 – CONVERTIBLE NOTES PAYABLE

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

On October 15, 2022, the due date of the New Note, the New Note defaulted due to non-payment. Accordingly, the Company added a default penalty of $206,250, or 25%, to the principal balance and recorded interest expense of $206,250, and interest shall accrue at 18% per annum. Accordingly, as of March 31, 2023 and December 31, 2022, the principal balance of the Initial note was $1,031,250.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The Company’s computation of the expected life of issued stock warrants was based on the simplified method as the Company does not have adequate exercise experience to determine the expected term. The interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The computation of volatility was based on the historical volatility of the Company’s common stock.

On April 20, 2022 (the Exchange Agreement date) along with various re-pricings as outlined below, the fair value of the stock warrants were estimated at issuance using the Binomial Valuation Model with the following assumptions:

2022
Dividend rate	—%
Term (in years)	4 years
Volatility	246.6% to 329.6%
Risk—free interest rate	2.79% to 3.12%

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

1800 Diagonal Lending Convertible Debt

On November 9, 2022, the Company closed a Securities Purchase Agreement dated November 4, 2022, with 1800 DIAGONAL LENDING LLC, a Virginia limited liability company, (“Diagonal”), pursuant to which a Promissory Note (the “November 2022 Diagonal Note”) dated November 4, 2022, was made to Diagonal in the aggregate principal amount of $104,250 and the Company received net proceeds of $100,000 which was net of fees of $4,250. The November 2022 Diagonal Note bears interest at a rate of 12% per annum (22% upon the occurrence of an event of a default) and all outstanding principal and accrued and unpaid interest are due on May 4, 2024. Subsequent to March 31, 2023, the November 2022 Diagonal Note was repaid (See Note 16).

On December 27, 2022, the Company closed a Securities Purchase Agreement dated December 27, 2022, with 1800 Diagonal pursuant to which a Promissory Note (“December 2022 Diagonal Note”) dated December 27, 2022, was made to Diagonal in the aggregate principal amount of $64,250 and the Company received net proceeds of $60,000 which was net of fees of $4,250. The December 2022 Diagonal Note bears interest at a rate of 12% per annum (22% upon the occurrence of an event of a default) and all outstanding principal and accrued and unpaid interest are due on June 27, 2024. Subsequent to March 31, 2023, the December 2022 Diagonal Note was repaid (See Note 16).

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

On March 17, 2023, the Company closed a Securities Purchase Agreement dated November 4, 2022, with Diagonal pursuant to which a Promissory Note (the “March 2023 Diagonal Note”) dated March 17, 2023, was made to Diagonal in the aggregate principal amount of $54,250 and the Company received net proceeds of $50,000 which was net of fees of $4,250. The March 2023 Diagonal Note bears interest at a rate of 12% per annum (22% upon the occurrence of an event of a default) and all outstanding principal and accrued and unpaid interest are due on March 17, 2024. Subsequent to March 31, 2023, the March 2023 Diagonal Note was repaid (See Note 16).

The Company had the right to prepay the November 2022, December 2022 and March 2023 Diagonal Notes (principal and accrued interest) at any time during the first six months the note is outstanding at the rate of 115% during the first 30 days after issuance, 120% during the 31st to 60th day after issuance, and 125% during the 61st to the 180th day after issuance. The November 2022, December 2022 and March 2023 Diagonal Notes may not be prepaid after the 180th day following the issuance date, unless Diagonal agrees to such repayment and such terms. Diagonal may in its option, at any time beginning 180 days after the date of the Diagonal Note, convert the outstanding principal and interest on the November 2022, December 2022 and March 2023 Diagonal Notes into shares of our common stock at a conversion price per share equal to 65% of the average of the three lowest closing bid prices of our common stock during the 10 trading days prior to the date of conversion. At no time may the November 2022, December 2022 and March 2023 Diagonal Notes be converted into shares of our common stock if such conversion would result in Diagonal and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock.

The Company has accounted for the November 2022 and December 2022 Diagonal Notes as stock settled debt under ASC 480 and recorded an aggregate debt premium of $90,731 with a charge to interest expense. The Company has accounted for the March 2023 Diagonal Note as stock settled debt under ASC 480 and recorded an aggregate debt premium of $29,212 with a charge to interest expense.

For the three months ended March 31, 2023 and 2022, amortization of debt discounts related to the convertible notes payable amounted to $1,593 and $206,250, respectively, which has been included in interest expense on the accompanying unaudited consolidated statements of operations.

On March 31, 2023 and December 31, 2022, accrued interest payable under the convertible notes discussed above amounted to $134,162 and $83,138, respectively, and is included in accrued expenses on the accompanying unaudited consolidated balance sheets.

On March 31, 2023 and December 31, 2022, convertible notes payable consisted of the following:

	March 31, 2023	December 31, 2022
Convertible notes payable	$1,254,000	$1,199,750
Add: put premium	119,943	90,731
Less: unamortized debt discount	(10,625)	(7,968)
Convertible notes payable, net	1,363,318	1,282,513
Less: current portion of convertible notes payable	(1,194,818)	(1,031,250)
Convertible notes payable – long-term	$168,500	$251,263

NOTE 8 – NOTES PAYABLE

On March 31, 2023 and December 31, 2022, notes payable consisted of the following:

	March 31, 2023	December 31, 2022
Notes payable	$1,851,244	$1,899,380
Note payable – PPP note	18,823	18,823
Total notes payable	1,870,067	1,918,203
Less: unamortized debt discount	(70,638)	(132,961)
Notes payable, net	1,799,429	1,785,242
Less: current portion of notes payable, net of discount	(1,592,207)	(1,576,438)
Notes payable – long-term	$207,222	$208,804

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

Commencing on January 10, 2019 and on or before the 10th day of each month thereafter, the Company should have paid Lender all interest accrued on outstanding principal under the Loan Agreement and Notes as of the end of the month then concluded. Upon the occurrence of any Event of Default and at any time thereafter, Lender may, at its option, declare any and all obligations immediately due and payable without demand or notice. As of March 31, 2023 and December 31, 2022, the Company did not meet the Minimum Asset Amount covenant as defined in the Loan Agreement, failed to timely pay interest payments due, and has violated other default provisions. The note balance due of $400,000 has been reflected as a current liability on the accompanying consolidated balance sheets and interest shall accrue at 18% per annum. The Loan Agreement and Note contain customary representations, warranties, and covenants, including certain restrictions on the Company’s ability to incur additional debt or create liens on its property. The Loan Agreement and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties, breach of covenants, and bankruptcy or insolvency proceedings, the occurrence of which, after any applicable cure period, would permit Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Note, as applicable, and to exercise its remedies with respect to the Collateral, including the sale of the Collateral. On March 31, 2023 and December 31, 2022, principal amount due under this Note amounted to $400,000 and is considered to be in default. On March 31, 2023 and December 31, 2022, accrued interest payable under this Note amounted to $309,995 and $292,241, respectively, and is included in accrued expenses on the accompanying consolidated balance sheets. In May 2023, the Company and the Lender entered into a Debt Exchange and Release Agreement whereby the Company agreed to pay to the Lender the sum of $200,000, and issue the Lender 22,000,000 shares of Common Stock of the Company in exchange for forgiveness of the Loan Agreement and Note, which were deemed paid in full (see Note 16).

Mercer Street Global Opportunity Fund Notes

On March 14, 2022, the Company entered into an Original Issue Discount Promissory Note and Security Agreement (the “March 2022 Note”) in the principal amount of $197,500 with Mercer Street Global Opportunity Fund, LLC (the “Investor”). The March 2022 Note was funded on March 14, 2022 and the Company received net proceeds of $175,000 which is net of an original issue discount and investor legal fees of $22,500. The original issue discount was recorded as a debt discount to be amortized over the life of the March 2022 note. The March 2022 Note matures 12 months after issuance and bears interest at a rate of 3% per annum. At any time, the Company may prepay all or any portion of the principal amount of the March 2022 Note and any accrued and unpaid interest without penalty. The March 2022 Note also creates a lien on and grants a priority security interest in all the Company’s assets. In connection with the March 2022 Note, the Company issued 823,529 shares of its common stock to the placement agent as a fee for the capital raise. The 823,529 shares of common stock issued were recorded as a debt discount of $12,963 based on the relative fair value method to be amortized over the life of the March 2022 Note. On March 31, 2023, the principal balance due on the March 2022 Note amounted to $197,500 and accrued interest payable amounted to $6,217. On December 31, 2022, the principal balance due on the March 2022 Note amounted to $197,500 and accrued interest payable amounted to $4,756. In May 2023, the March 2022 Note was paid in full (See Note 16).

On November 22, 2022, the Company entered into a Promissory Note and Security Agreement (the “November 2022 Note”) in the principal amount of $65,000 with Mercer Street Global Opportunity Fund, LLC (the “Investor”). The November 2022 Note was funded on November 22, 2022 and the Company received net proceeds of $62,500 which is net of investor legal fees of $2,500. The legal fees were recorded as a debt discount to be amortized over the life of the November 2022 note. The November 2022 Note matures on August 22, 2023 and bears interest at a rate of 8% per annum. At any time, the Company may prepay all or any portion of the principal amount of the November 2022 Note and any accrued and unpaid interest without penalty. The November 2022 Note also creates a lien on and grants a priority security interest in all the Company’s assets. On March 31, 2023, the principal balance due on the November 2022 Note amounted to $65,000 and accrued interest payable amounted to $1,495. On December 31, 2022, the principal balance due on the November 2022 Note amounted to $65,000 and accrued interest payable amounted to $214. In May 2023, the November 2022 Note was paid in full (See Note 16).

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

GS Capital Debt

On June 23, 2022, the Company entered into entered into a Securities Purchase Agreement (“Agreement”) with GS Capital Partners, LLC (“GS Capital”), pursuant to which a Promissory Note (the “GS Capital June 2022 Note”) was made to GS Capital in the aggregate principal amount of $195,000. The GS Capital June 2022 Note was purchased for $176,000, reflecting an original issuance discount of $19,000, and was funded on June 24, 2022 (less legal and other administrative fees). The Company received net proceeds of $148,420. The Company further issued GS Capital a total of 1,750,000 commitment shares (“Commitment Shares”) as additional consideration for the purchase of the Note (See Note 9). Additionally, the GS Capital Note is convertible upon an event of default into common shares at an initial effective conversion price which was lower than the fair value of common shares based on the quoted closing price of the Company’s common stock on the measurement date. Principal and interest payments shall be made in 10 installments of $21,060 each beginning on the 90th-day anniversary following the issue date and continuing thereafter each 30 days for nine months. The GS Capital Note matures 12 months after issuance and bears interest at a rate of 8% per annum. GS Capital shall have the right at any time following an Event of Default to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under this Note at a conversion price of $0.011, subject to adjustment as defined in the GS Capital Note. The Company did not calculate a beneficial conversion feature since the GS Capital Note is contingently convertible upon default on the GS Capital Note. As of December 31, 2022, the Company is not in default on this note. In the event that following the Issue Date the closing trading price of the Company’s common stock is then being traded is below $0.011 per share for more than ten consecutive trading days, then the conversion price shall be equal to $0.004 per share. The GS Capital Note contains conversion limitations providing that a holder thereof may not convert the Note to the extent (but only to the extent) that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such conversion or exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice. Events of default include, amongst other items, failure to pay principal or interest, bankruptcy, delisting of the Company’s stock, financial statement restatements, or if the Company effectuates a reverse split. Upon the occurrence of any event of default, the GS Capital Note shall become immediately and automatically due and payable and the Company shall pay to GS Capital, in full satisfaction of its obligations hereunder, an amount equal to: (a) the then outstanding principal amount of this note plus (b) accrued and unpaid interest on the unpaid principal amount of this note to the date of payment (the “mandatory prepayment date”) plus (y) default interest, if any, multiplied by 120%. On December 15, 2022, the Company and GS Capital entered into a letter agreement to extend the due date of the GS Capital June 2022 note by 60 days. Specifically, the maturity date of the GS Capital June 2022 note was extended to August 23, 2023 and the next payment due date was extended to February 28, 2023. Through December 31, 2022, the Company paid $53,512 of principal balance and during the three months ended March 31, 2023, paid principal balance of $19,592. On March 31, 2023, the principal balance due on the GS Capital Note amounted to $121,896 and accrued interest payable amounted to $10,150. On December 31, 2022, the principal balance due on the GS Capital Note amounted to $141,488 and accrued interest payable amounted to $7,471. In May 2023, the GS Capital June 2022 Note was paid in full (See Note 16).

On July 26, 2022, the Company closed a Securities Purchase Agreement (“July 2022 Agreement”) with GS Capital, pursuant to which a Promissory Note (“GS Capital July 2022 Note”) was made to GS Capital in the aggregate principal amount of $195,000. The GS Capital July 2022 Note was purchased for $176,000, reflecting an original issuance discount of $19,000, and was funded on July 28, 2022 (less legal and other administrative fees). The Company received net proceeds of $158,920. The Company further issued GS Capital a total of 2,600,000 commitment shares (“July 2022 Commitment Shares”) as additional consideration for the purchase of the July 2022 Note. In addition, the Company issued 998,008 of its common stock to the placement agent as fee for the capital raise, respectively. The July Commitment Shares and the placement agent shares were recorded as a debt discount of $34,606 based on the relative fair value method to be amortized over the life of the Note. Additionally, the GS Capital July 2022 Note is convertible upon an event of default into common shares at an initial effective conversion price which was lower than the fair value of common shares based on the quoted closing price of the Company’s common stock on the measurement date. Principal and interest payments shall be made in 10 installments of $21,060 each beginning on the 90th-day anniversary following the issue date and continuing thereafter each 30 days for nine months. The GS Capital July 2022 Note matures 12 months after issuance and bears interest at a rate of 8% per annum. GS Capital shall have the right at any time following an Event of Default to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the GS Capital July 2022 Note at a conversion price of $0.011, subject to adjustment as defined in the Note. The Company did not calculate a beneficial conversion feature since the GS Capital July 2022 Note is contingently convertible upon a default on the July 2022 Note. As of December 31, 2022, the Company is not in default on this note. In the event that following the Issue Date the closing trading price of the Company’s common stock is then being traded is below $0.011 per share for more than ten consecutive trading days, then the conversion price shall be equal to $0.004 per share. The July 2022 Note contains conversion limitations providing that a holder thereof may not convert the Note to the extent (but only to the extent) that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such conversion or exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice. On December 15, 2022, the Company and GS Capital entered into a letter agreement to extend the due date of the GS Capital July 2022 note by 60 days. Specifically, the maturity date of the GS Capital July 2022 note was extended to September 26, 2023 and the next payment due date was extended to February 28, 2023. Through December 31, 2022, the Company paid $34,120 of principal balance and during the three months ended March 31, 2023, paid principal balance of $19,391. On March 31, 2023, the principal balance due on the GS Capital July 2022 Note amounted to $141,489 and accrued interest payable amounted to $9,504. On December 31, 2022, the principal balance due on the GS Capital July 2022 Note amounted to $160,880 and accrued interest payable amounted to $6,441. In May 2023, the GS Capital July 2022 Note was paid in full (See Note 16).

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

On September 6, 2022, the Company closed a Securities Purchase Agreement (“September 2022 Agreement”) with GS Capital, pursuant to which a Promissory Note (“September 2022 Note”) was made to GS Capital in the aggregate principal amount of $195,000. The September 2022 Note was purchased for $176,000, reflecting an original issuance discount of $19,000, and was funded on September 6, 2022 (less legal and other administrative fees). The Company received net proceeds of $158,920. The Company further issued GS Capital a total of 3,300,000 commitment shares (“September 2022 Commitment Shares”) as additional consideration for the purchase of the September 2022 Note. In addition, the Company issued 773,626 of its common stock to the placement agent as fee for the capital raise, respectively. The September Commitment Shares and the placement agent shares were recorded as a debt discount of $30,326 based on the relative fair value method to be amortized over the life of the Note. Additionally, the September 2022 Note is convertible into common shares upon an event of default at an initial effective conversion price which was lower than the fair value of common shares based on the quoted closing price of the Company’s common stock on the measurement date. Principal and interest payments shall be made in 9 installments of $23,400 each beginning on the 120th-day anniversary following the issue date and continuing thereafter each 30 days for eight months. The September 2022 Note matures 12 months after issuance and bears interest at a rate of 8% per annum. GS Capital shall have the right at any time following an Event of Default to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the September 2022 Note at a conversion price of $0.009, subject to adjustment as defined in the Note. The Company did not calculate a beneficial conversion feature since the GS Capital July 2022 Note is contingently convertible upon a default on the September 2022 Note. As of December 31, 2022, the Company is not in default on this note. In the event that following the Issue Date the closing trading price of the Company’s common stock is then being traded is below $0.009 per share for more than ten consecutive trading days, then the conversion price shall be equal to $0.0032 per share. The September 2022 Note contains conversion limitations providing that a holder thereof may not convert the Note to the extent (but only to the extent) that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such conversion or exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice. On December 15, 2022, the Company and GS Capital entered into a letter agreement to extend the due date of the GS Capital September 2022 note by 60 days. Specifically, the maturity date of the GS Capital September 2022 note was extended to November 6, 2023 and the next payment due date was extended to March 6, 2023. On March 31, 2023, the principal balance due on the GS Capital September 2022 Note amounted to $195,000 and accrued interest payable amounted to $8,847. On December 31, 2022, the principal balance due on the GS Capital September 2022 Note amounted to $195,000 and accrued interest payable amounted to $5,001. In May 2023, the GS Capital September Note was paid in full (See Note 16).

In connection with the Letter Agreement dated December 15, 2022, in order to induce GS Capital to extend the due dates of the GS Capital Notes, the Company issued 15,000,000 shares of the Company’s common stock. These shares were valued at $112,500, or $0.0075 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with the issuance of these shares, during the year ended December 31, 2022, the Company recorded an inducement expense of $112,500 which was included in loss on debt extinguishment.

As of March 31,2023, GS Capital did not send any notice of default on the GS Capital June 2022 Note, the GS Capital July 2022 Note, or the September 2022 Note, and in May 2023, the GS Capital June 2022 Note, the GS Capital July 2022 Note, and the September 2022 Note were paid in full without any default penalty (see Note 16).

Other Notes Payable

On May 10, 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) and a Secured Promissory Note (the “Promissory Note”) in the amount of $500,000 with a lender. The Promissory Note shall accrue interest at 8% per annum, compounded annually, and all outstanding principal and accrued interest is due and payable of May 10, 2023. The Company’s obligations under the Loan Agreement and the Promissory Note are secured by a second priority security interest in substantially all of the Company’s assets (the “Collateral”). The Loan Agreement and Promissory Note contain customary representations, warranties, and covenants, including certain restrictions on the Company’s ability to incur additional debt or create liens on its property. The Loan Agreement and the Promissory Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties and bankruptcy or insolvency proceedings, the occurrence of which, after any applicable cure period, would permit Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Promissory Note, as applicable, and to exercise its remedies with respect to the Collateral. Upon the occurrence of an Event of Default under the Loan Agreement and Promissory Note, all amounts then outstanding (including principal and interest) shall bear interest at the rate of 18% per annum, compounded annually until the Event of Default is cured. On March 31, 2023 and December 31, 2022, accrued interest payable under this Promissory Note amounted to $75,726 and $65,863, respectively, and is included in accrued expenses on the accompanying unaudited consolidated balance sheets. On March 31, 2023 and December 31, 2022, the principal amount due under this Promissory Note amounted to $500,000. In May 2023, the Promissory Note was paid in full (See Note 16).

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

On July 22, 2021, in connection with the acquisition of Mobile Tint, the Company assumed vehicle and equipment loans in the amount of $95,013. These loans bear interest at rates ranging from 6.79% to 8.24% and are payable monthly through April 2025. On March 31, 2023 and December 31, 2022, notes payable related to these vehicle and equipment loans amounted to $30,360 and $39,513, respectively.

On November 8, 2022, the Company entered into a Promissory Note (the “November 2022 Note”) with a lender investor (the “Private Investor”) in the principal amount of $200,000 and received net proceeds of $200,000. The November 2022 Note bears interest at a rate of 8% per annum and all outstanding principal and accrued and unpaid interest is due on November 8, 2024. At any time, the Company may prepay all or any portion of the principal amount of the November 2022 Note and any accrued and unpaid interest without penalty. As security for payment of the principal and interest on the November 2022 Note, the Company and the lender Investor previously entered into that certain Loan and Security Agreement dated May 10, 2021, which is incorporated into the November 2022 Note. On March 31, 2023 and December 31, 2022, accrued interest payable under this Promissory Note amounted to $6,312 and $2,367, respectively, and is included in accrued expenses on the accompanying unaudited consolidated balance sheets. On March 31, 2023 and December 31, 2022, the principal amount due under this Promissory Note amounted to $200,000. Subsequent to March 31, 2023, the November 2022 Note was paid in full (See Note 16).

For the three months ended March 31, 2023 and 2022, amortization of debt discounts related to notes payable amounted to $62,323 and $1,477, respectively, which has been included in interest expense on the accompanying unaudited consolidated statements of operations.

PPP Loan

On April 28, 2020, the Company entered into a Paycheck Protection Program Promissory Note (the “PPP Note”) with respect to a loan of $156,200 (the “PPP Loan”) from Comerica Bank. The PPP Loan was obtained pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES act”) administered by the U.S. Small Business Administration (“SBA”). The PPP Loan matures on April 28, 2022 and bears interest at a rate of 1.00% per annum. The PPP Loan is payable in 18 equal monthly payments of approximately $8,900 commencing November 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Company may apply to have the loan forgiven pursuant to the terms of the PPP if certain criteria are met. The Company applied for forgiveness of its PPP Loan, and on November 4, 2021, the Company was notified that the Small Business Administration forgave $95,000 of the principal loan amount and $1,442 of interest. As of November 4, 2021, the remaining principal balance of the loan was $61,200 and the remaining accrued interest balance was $935. During the year ended December 31, 2022, the Company repaid PPP Loan principal of $30,107. On March 31, 2023 and December 31, 2022, the principal amount due under the PPP Loan amounted to $18,823. As of March 31, 2023 and December 31, 2022, accrued interest payable amounted to $217 and $170, respectively.

On March 31, 2023, future annual maturities of notes payable are as follows:

March 31,	Amount
2024	$1,662,845
2025	207,222
Total notes payable on March 31, 2023	$1,870,067

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

MARCH 31, 2023

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

158 Series B Preferred Stock vested on May 1, 2021 and 842 shall vest on May 1, 2024. By mutual agreement between the parties, the vesting date of previously granted Series B Preferred stock was extended through May 2024.

On January 17, 2023, the Board of Directors of the Company agreed to satisfy $144,000 of accrued compensation owed to its executive officers (collectively, the “Management”) which, as of December 31, 2022 was included in accrued compensation on the accompanying unaudited consolidated balance sheet. Management agreed to accept 144 shares of the Company’s Series B convertible preferred stock in settlement of this accrued compensation. The beneficial conversion feature of the Series B Preferred Stock at the time of issuance was determined to be deminimis on the commitment date.

During the three months ended March 31, 2023 and 2022, the Company accrued dividends of $5,518 and $4,858, respectively, which was included in Series B convertible preferred stock on the accompanying unaudited consolidated balance sheets.

As of March 31, 2023, the net Series B Preferred Stock balance was $1,186,719, which includes stated value of $1,144,623 and accrued dividends payable of $42,096. As of December 31, 2022, the net Series B Preferred Stock balance was $1,037,201, which includes stated value of $1,000,624 and accrued dividends payable of $36,577. The net Series B Preferred Stock balance is included on the accompanying unaudited consolidated balance sheets.

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

MARCH 31, 2023

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

MARCH 31, 2023

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

On January 12, 2022, the Company issued 1,543,151 shares of its common stock upon the conversion of 120 shares of Series C preferred with a stated redemption value of $12,000. The conversion price was based on contractual terms of the related Series C preferred shares.

During the three months ended March 31, 2023, the Company issued 26,585,614 shares of its common stock upon the conversion of 1,014 shares of Series C preferred with a stated redemption value of $101,400. The conversion price was based on contractual terms of the related Series C preferred shares.

During the three months ended March 31, 2023 and 2022, the Company accrued dividends of $8,169 and $9,147, respectively, which was included in Series C convertible preferred stock on the accompanying unaudited consolidated balance sheets.

As of March 31, 2023, the net Series C Preferred Stock balance was $1,710,500, which includes stated liquidation value of $1,627,600 and accrued dividends payable of $82,900. As of December 31, 2022, the net Series C Preferred Stock balance was $1,803,731, which includes stated value of $1,729,000 and accrued dividends payable of $74,731. The net Series C Preferred Stock balance is included on the accompanying unaudited consolidated balance sheets.

Common Stock

Common Stock Issued for Cash and Accrued Compensation

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

Issuance of Common Stock for Services

Issuance of Common Stock for Professional Fees

On February 6, 2023, the Company issued 6,666,667 shares of its common stock for public relations services to be rendered. These shares were valued at $40,000, or $0.006 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, the Company recorded stock-based professional fees of $11,667 and prepaid expense of $28,333, which will be amortized into professional fees over the term of the agreement.

During the three months ended March 31, 2023 and 2022, the Company recorded stock-based professional fees of $29,000 and $111,800 in connection with the amortization to prepaid expenses related to common shares previously issued, respectively.

Issuance of Common Stock for Stock-Based Compensation

On March 24, 2022, the Company granted restricted stock awards of 500,000 vested common shares of the Company to an employee of the Company for services rendered. The awards were valued at $14,250, or $0.0285 per common share, based on the quoted closing price of the Company’s common stock on the measurement date.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

During the three months ended March 31, 2023 and 2022, aggregate accretion of stock-based compensation expense on granted common shares amounted to $12,137 and $42,702, respectively. Total unrecognized compensation expense related to these unvested common shares on March 31, 2023 amounted to $4,046. By mutual agreement between the parties, the vesting date of previously granted shares was extended through May 2023.

The following table summarizes activity related to non-vested shares:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2022	16,970,120	$0.119
Granted	-	-
Shares vested	-	-
Non-vested, March 31, 2023	16,970,120	$0.119

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

Common Stock Issued for Conversion of Series C Preferred Stock

On January 12, 2022, the Company issued 1,543,151 shares of its common stock upon the conversion of 120 shares of Series C preferred with a stated redemption value of $12,000. The conversion price was based on contractual terms of the related Series C preferred shares.

During the three months ended March 31, 2023, the Company issued 26,585,614 shares of its common stock upon the conversion of 1,014 shares of Series C preferred with a stated redemption value of $101,400. The conversion price was based on contractual terms of the related Series C preferred shares.

Stock Options

For the three months ended March 31, 2023 and 2022, the Company recorded no compensation expense related to stock options. Total unrecognized compensation expense related to unvested stock options on March 31, 2023 amounted to $0.

Stock option activities for the three months ended March 31, 2023 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2022	8,445,698	$0.40	3.43	-
Exercised	-	-	-	-
Balance Outstanding, March 31, 2023	8,445,698	$0.40	3.18	$-
Exercisable, March 31, 2023	8,445,698	$0.40	3.18	$-

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Warrants

Warrant activities for the three months ended March 31, 2023 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2022	34,000,000	$0.011	3.73	$-
Granted	-	-	-	-
Balance Outstanding March 31, 2023	34,000,000	$0.011	3.48	$-
Exercisable, March 31, 2023	34,000,000	$0.011	3.48	$-

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The aggregate number of shares of common stock and number of shares of the Company’s common stock that may be subject to incentive stock options granted under the 2018 Plan is 50,000,000 shares, of which 11,445,698 shares have been issued or granted under incentive stock options and 29,451,070 shares of restricted stock have been issued as of March 31, 2023. All shares underlying grants are expected to be issued from the Company’s unissued authorized shares available.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of March 31, 2023, other than discussed below, the Company is not involved in any other pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

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

In July 2021, a former employee of the Company filed a small claims case for approximately $16,000 in Harris County, TX, and the Company filed its response in August 2021.  There has been no further communication from the Court. The Company intends to vigorously defend itself against the claim made and believes it will prevail. As of March 31, 2023 and December 31, 2022, the Company has accrued compensation of $18,250 to this former employee, which is included in accrued compensation on the accompanying unaudited consolidated balance sheets.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

Licensing agreement

Pursuant to an agreement dated April 8, 2016, between the Company and Rice University, Rice University has granted a non-exclusive license to the Company, in nanotube-based surface treatment for strengthening glass and related materials under Rice’s intellectual property rights, to use, make, distribute, offer and sell the licensed products specified in the agreement. In consideration for which, the Company had to pay a one-time non-refundable license fee of $10,000 and royalty payments of 5% of net sales of the licensed products during the term of the agreement and a sell-off period of 180 days from termination, In addition, the Company is required to pay for the maintenance of the patents, This agreement will continue until the expiration of the last to expire of the licensed property rights, unless terminated earlier in accordance with the terms of the agreement. There have been no royalty payments paid or due through March 31, 2023.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 11 – CONCENTRATIONS

Concentrations Of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits. The Company places its cash in banks at levels that, at times, may exceed federally insured limits. On March 31, 2023, the Company did not have any cash in excess of FDIC limits of $250,000. The Company has not experienced any losses in such accounts through March 31, 2023.

Geographic Concentrations of Sales

During the three months ended March 31, 2023 and 2022, all sales were in the United States.

Customer Concentrations

For the three months ended March 31, 2023, two customers accounted for approximately 36.0% of total sales (25.8% and 10.2%, respectively). For the three months ended March 31, 2022, three customers accounted for approximately 40.2% of total sales (14.6%, 15.1%, and 10.5%, respectively). On March 31, 2023, one customer accounted for 66.9% of the total accounts receivable balance. On December 31, 2022, three customers accounted for 41.1% (10.3%, 19.3% and 11.5%, respectively) of the total accounts receivable balance.

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

NOTE 12 – SEGMENT REPORTING

During the three months ended March 31, 2023 and 2022, the Company operated in two reportable business segments - (1) the manufacture and sale of a windshield strengthening water repellent solution as well as a disinfection product, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system (the “C-Bond Segment”), and (2) the distribution and installation of window film solutions (the “Mobile Tint Segment”). The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Information with respect to these reportable business segments for the three months ended March 31, 2023 and 2022 was as follows:

	For the Three Months Ended March 31,
	2023	2022
Revenues:
C-Bond	$93,206	$99,169
Mobile Tint	422,014	411,540
	515,220	510,709
Depreciation and amortization:
C-Bond	437	2,294
Mobile Tint	20,413	20,616
	20,850	22,910
Interest expense:
C-Bond	-	-
Mobile Tint	5,143	3,714
Other (a)	194,342	244,866
	199,485	248,580
Net (loss):
C-Bond	(275,376)	(285,722)
Mobile Tint	(83,612)	(65,102)
Other (a)	(364,099)	(1,568,595)
	$(723,087)	$(1,919,419)

	March 31, 2023	December 31, 2022
Identifiable long-lived tangible assets on March 31, 2023 and December 31, 2022 by segment:
C-Bond	$1,247	$1,684
Mobile Tint	86,835	94,622
	$88,082	$96,306

(a)	The Company does not allocate any general and administrative or financing expenses of its holding company activities to its reportable segments, because these activities are managed at the corporate level.

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

MARCH 31, 2023

(UNAUDITED)

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

Transaction Price

The Company agrees with its customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances, labor costs, and freight. In the Company’s C-Bond contracts with customers, the Company allocates the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Returns of the Company’s product by its customers are permitted only when the product is not to specification and were not material for the three months ended March 31, 2023 and 2022. Any sales tax, value added tax, and other tax the Company collects concurrently with its revenue-producing activities are excluded from revenue.

Revenue Disaggregation

The Company tracks its revenue by product. The following table summarizes our revenue by product for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
C-Bond Secure multi-purpose and BRS ballistic resistant glass protection systems	$5,795	$8,028
C-Bond nanoShield solution sales (See Note 16)	85,588	78,978
Disinfection products	-	10,880
Window tint installation and sales recognized over time	422,014	411,540
Freight and delivery	1,823	1,283
Total	$515,220	$510,709

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

In connection with the 2021 Exchange Agreement between in the Company and Mobile Tint, the Company was named as guarantor (“Guarantor”) of a Commercial Lease Agreement dated July 21, 2021, by and between landlord MDW Management, LLC, a company owned by Mr. Wanke and his wife and tenant Mobile Tint, LLC d/b/a A-1 Glass (the “Lease”). The term of the Lease is 60 months, at a minimum monthly rent of $5,600 (not including tax), with two five-year options for the tenant to renew. The Company’s obligation as Guarantor of the Lease will terminate upon the occurrence of earlier of the following: (i) the date of Guarantor’s acquisition of 100% of the ownership interests of Mobile; (ii) the date that Guarantor beneficially owns less than an eighty percent (80%) ownership interest in Mobile; or (iii) two (2) years from and after the effective date of the guaranty.

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

In adopting ASC Topic 842, Leases (Topic 842) on January 1, 2019, the Company had elected the ‘package of practical expedients’, which permitted it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs (see Note 2). In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less. Upon signing of new leases for property and equipment, the Company analyzed the new leases and determined it is required to record a lease liability and a right of use asset on its consolidated balance sheets, at fair value.

During the three months ended March 31, 2023 and 2022, in connection with its property operating leases, the Company recorded rent expense of $40,845 and $46,527, respectively, which is expensed during the period and included in general and administrative expenses on the accompanying unaudited consolidated statements of operations.

The significant assumption used to determine the present value of the lease liabilities in February 2022 was discount rates ranging from 4% and 12% which was based on the Company’s estimated average incremental borrowing rate.

On March 31, 2023 and December 31, 2022, right-of-use asset (“ROU”) is summarized as follows:

	March 31, 2023	December 31, 2022
Office leases and office equipment right of use assets	$480,293	$480,293
Less: accumulated amortization	(133,600)	(104,881)
Balance of ROU assets	$346,693	$375,412

On March 31, 2023 and December 31, 2022, operating lease liabilities related to the ROU assets are summarized as follows:

	March 31, 2023	December 31, 2022
Lease liabilities related to office leases right of use assets	$348,342	$376,566
Less: current portion of lease liabilities	(120,640)	(117,671)
Lease liabilities – long-term	$227,702	$258,895

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

On March 31, 2023, future minimum base lease payments due under non-cancelable operating leases are as follows:

Twelve months ended March 31,	Amount
2024	$147,956
2025	148,388
2026	80,934
2027	22,400
Total minimum non-cancelable operating lease payments	399,678
Less: discount to fair value	(51,336)
Total lease liability on March 31, 2023	$348,342

NOTE 15 – RELATED PARTY TRANSACTIONS

Note Payable - Related Party

On May 2, 2022, the Company entered into a Promissory Note (the “May 2022 Note”) in the principal amount of $250,000 with the Company’s chief executive officer. The May 2022 Note was funded in May 2022 and the Company received net proceeds of $250,000. The May 2022 Note bears interest at a rate of 6% per annum and all outstanding principal and accrued and unpaid interest is due on May 2, 2024. At any time, the Company may prepay all or any portion of the principal amount of the May 2022 Note and any accrued and unpaid interest without penalty. For the three months ended March 31, 2023, interest expense – related party amounted to $3,699. On March 31, 2023, principal amount due and accrued interest payable - related party amounted to $250,000 and $13,726, respectively. On December 31, 2022, principal amount due and accrued interest payable - related party amounted to $250,000 and $10,027, respectively.

NOTE 16 – SUBSEQUENT EVENTS

Common Stock Issued for Conversion of Convertible Debt

On April 12, 2023, the Company issued 6,718,125 shares of its common stock upon the conversion of principal of $19,500, accrued interest of $1,248, and fees of $750.

On April 26, 2023, the Company issued 6,736,825 shares of its common stock upon the conversion of principal of $19,500, accrued interest of $1,308, and fees of $750.

On May 4, 2023, the Company issued 7,916,531 shares of its common stock upon the conversion of principal of $23,000, accrued interest of $1,583, and fees of $750.

Common Stock Issued for Conversion of Series C Preferred Stock

On April 3, 2023, the Company issued 4,630,488 shares of its common stock upon the conversion of 176 shares of Series C preferred with a stated redemption value of $17,600. The conversion price was based on contractual terms of the related Series C preferred shares.

On May 9, 2023, the Company issued 4,270,196 shares of its common stock upon the conversion of 150 shares of Series C preferred with a stated redemption value of $15,000. The conversion price was based on contractual terms of the related Series C preferred shares.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Secured Promissory Note

On April 4, 2023, the Company entered into a Secured Promissory Note (the “Note”) in the amount of $175,000 with a private investor (the “Lender”) and received net proceeds of $175,000 on April 6, 2023. The Note accrues interest at 8% per annum, compounded annually, and all outstanding principal and accrued interest is due and payable of April 4, 2025. At any time, the Company may prepay all or any portion of the principal amount of the Note and any accrued and unpaid interest without penalty. As security for payment of the principal and interest on the Note, the Company and the Lender previously entered into that certain Loan and Security Agreement dated May 10, 2021 (the “Loan Agreement”), which is incorporated into the Note. The Loan Agreement and Note contain customary representations, warranties, and covenants, including certain restrictions on the Company’s ability to incur additional debt or create liens on its property. The Loan Agreement and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties and bankruptcy or insolvency proceedings, the occurrence of which, after any applicable cure period, would permit Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Note, as applicable, and to exercise its remedies with respect to the collateral. The Loan Agreement and Note contain customary representations, warranties, and covenants, including certain restrictions on the Company’s ability to incur additional debt or create liens on its property. The Loan Agreement and the Note also provide for certain events of default, including, among other things, payment defaults, breaches of representations and warranties and bankruptcy or insolvency proceedings, the occurrence of which, after any applicable cure period, would permit Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Note, as applicable, and to exercise its remedies with respect to the collateral. This Note was repaid (See below).

Sale of Product Line

On May 8, 2023, the Company entered into an Asset Purchase Agreement (the “APA”) with Apex Protect GPS, LLC (the “Buyer”), a Texas limited liability company, whereby the Company agreed to sell its C-Bond nanoShield™ business, including intangible assets, intellectual property, work in process, furniture, fixtures, equipment, inventory and other physical assets of the Company’s C-Bond nanoShield division (the “Assets”) to the Buyer for a purchase price of $4,000,000 in cash (the “Transaction”). The Transaction closed on May 8, 2023.

The Assets were sold and transferred to buyer by means of (i) with respect to the physical assets, a Bill of Sale”); and (ii) with respect to intangible assets or intellectual property, a Patent and Trademark Assignment Agreement, a Patent and Know-How License Agreement2, and a Patent License-Back Agreement.

The APA contains customary representations, warranties, and covenants by each party including, among other things, that no bankruptcy or similar insolvency proceeding under state or federal law has been filed, or is currently being contemplated, with respect to the Company; that the Company has provided the Seller a true and accurate list of each of the following items of Intellectual Property which comprises a part of the Assets, including, among other things, patents and trademarks (the “Sold Intellectual Property”); and that the Company has good, valid, and legal title to, and is the sole and exclusive owner of all rights, title and interest in and to, the Sold Intellectual Property, free and clear of all liens.

Under the terms of the APA, the Parties entered into a Patent and Trademark Assignment Agreement, whereby the Company conveyed, transferred, and assigned to Buyer, among other assets, the C-Bond nanoShield trademark (the “Trademark”) and U.S. Patent No. 11,155,491 B2 (the “C-Bond nanoShield Patent”), and the Company agreed to execute and deliver an assignment of the Trademark and C-Bond nanoShield Patent, for recording with governmental authorities including, but not limited to, the U.S. Patent and Trademark Office.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The Parties also entered into a Patent and Know-How License Agreement whereby the Company granted to the Buyer a non-transferable, non-sub-licensable, exclusive right and license to four patents owned by the Company and licensed know-how to make, have made, use, offer to sell, sell and import glass and other products and components used in or in relation to the manufacture and operation of civilian, agricultural or military vehicles and equipment (the “Licensed Product”) in the United States and its legal territories.

Lastly, the Parties entered into a Patent License-Back Agreement whereby the Buyer agreed to grant to the Company a perpetual, non-exclusive, worldwide, royalty-free, non-transferable, non-sublicensable license to the C-Bond nanoShield Patent, for all uses and applications except for any that involve, market to, sell to, do business with, provide related goods or services to, or are consumed by any uses and applications of the patented technology within the civilian or military automotive, vehicle and/or transportation industry. The Patent License-Back Agreement also stipulates that all improvements made by either Party to the technology covered by the C-Bond nanoShield Patent shall be owned by the Buyer. In the event that the Company desires to utilize such improvements to the C-Bond nanoShield Patent made by either Party, the Parties hereby agree that they will negotiate in good faith a separate license agreement having pricing and other terms and conditions that are mutually acceptable to both Parties.

Following the Closing, the Parties shall reasonably cooperate to complete a transaction wherein the Company shall assign to Buyer, and Buyer shall take assignment from the Company, the lease for the premises located at 6035 South Loop East, Houston, Texas 77033 (the “Lease”) pursuant to a lease assignment and assumption agreement as to be reasonably agreed to by the Parties and the lessor pursuant to the Lease.

In connection with the APA, the Company received net proceeds of $1,989,755, after the repayment and settlement of notes payable and convertible notes payable as follows:

1)	The Company repaid and settled the BOCO Investments, LLC Note (See Note 8) with a principal balance of $400,000 and accrued interest payable of $ $310,192 for a cash payment of $200,000 and the issuance of 22,000,000 shares of the Company’s common stock.

2)	The Company repaid GS Capital Partners, LLC $419,260 for notes dated June 23, 2022, July 26, 2022, and September 6, 2022 (collectively, the “GS Notes”), and GS Capital Partners, LLC deemed the GS Notes paid in full.

3)	The Company repaid Mercer Street Global Opportunity Fund, LLC (“Mercer”) $271,825 for notes dated March 14, 2022 and November 22, 2022 (collectively, the “Secured Mercer Notes”).

4)	The Company repaid Jeff Badders $875,000 for notes dated May 5, 2021, November 8, 2022, and April 4, 2023.

5)	The Company repaid 1800 Diagonal Lending, LLC $288,035 for notes dated November 4, 2022, December 27, 2022, and March 17, 2023 (collectively, the “1800 Diagonal Notes”), and 1800 Diagonal Lending, LLC deemed the 1800 Diagonal Notes paid in full.

Common Shares Issued for Professional Services

On April 3, 2023, the Company issued 5,000,000 shares of its common stock for investor relations services to be rendered. These shares were valued at $22,500, or $0.0045 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, the Company recorded stock-based professional fees of $22,500, which will be amortized into professional fees over the term of the agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes and other financial information included in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Cautionary Note Regarding Our Forward-Looking Statements” elsewhere in this Report. You should review the disclosure under the heading “Risk Factors” in this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

On May 8, 2023, the Company entered into an Asset Purchase Agreement (the “APA”) with Apex Protect GPS, LLC (the “Buyer”), a Texas limited liability company, whereby the Company agreed to sell its C-Bond nanoShield™ business, including intangible assets, intellectual property, work in process, furniture, fixtures, equipment, inventory and other physical assets of the Company’s C-Bond nanoShield division (the “Assets”) to the Buyer for a purchase price of $4,000,000 in cash (the “Transaction”). The Transaction closed on May 8, 2023.

The Assets were sold and transferred to buyer by means of (i) with respect to the physical assets, a Bill of Sale”); and (ii) with respect to intangible assets or intellectual property, a Patent and Trademark Assignment Agreement in the form attached hereto as Exhibit 10.1, a Patent and Know-How License Agreement in the form attached hereto as Exhibit 10.2, and a Patent License-Back Agreement in the form attached hereto as Exhibit 10.3.

The APA contains customary representations, warranties, and covenants by each party including, among other things, that no bankruptcy or similar insolvency proceeding under state or federal law has been filed, or is currently being contemplated, with respect to the Company; that the Company has provided the Seller a true and accurate list of each of the following items of Intellectual Property which comprises a part of the Assets, including, among other things, patents and trademarks (the “Sold Intellectual Property”); and that the Company has good, valid, and legal title to, and is the sole and exclusive owner of all rights, title and interest in and to, the Sold Intellectual Property, free and clear of all liens.

Under the terms of the APA, the Parties entered into a Patent and Trademark Assignment Agreement, whereby the Company conveyed, transferred, and assigned to Buyer, among other assets, the C-Bond nanoShield trademark (the “Trademark”) and U.S. Patent No. 11,155,491 B2 (the “C-Bond nanoShield Patent”), and the Company agreed to execute and deliver an assignment of the Trademark and C-Bond nanoShield Patent, for recording with governmental authorities including, but not limited to, the U.S. Patent and Trademark Office.

The Parties also entered into a Patent and Know-How License Agreement whereby the Company granted to the Buyer a non-transferable, non-sub-licensable, exclusive right and license to four patents owned by the Company and licensed know-how to make, have made, use, offer to sell, sell and import glass and other products and components used in or in relation to the manufacture and operation of civilian, agricultural or military vehicles and equipment (the “Licensed Product”) in the United States and its legal territories.

Lastly, the Parties entered into a Patent License-Back Agreement whereby the Buyer agreed to grant to the Company a perpetual, non-exclusive, worldwide, royalty-free, non-transferable, non-sublicensable license to the C-Bond nanoShield Patent, for all uses and applications except for any that involve, market to, sell to, do business with, provide related goods or services to, or are consumed by any uses and applications of the patented technology within the civilian or military automotive, vehicle and/or transportation industry. The Patent License-Back Agreement also stipulates that all improvements made by either Party to the technology covered by the C-Bond nanoShield Patent shall be owned by the Buyer. In the event that the Company desires to utilize such improvements to the C-Bond nanoShield Patent made by either Party, the Parties hereby agree that they will negotiate in good faith a separate license agreement having pricing and other terms and conditions that are mutually acceptable to both Parties.

Following the Closing, the Parties shall reasonably cooperate to complete a transaction wherein the Company shall assign to Buyer, and Buyer shall take assignment from the Company, the lease for the premises located at 6035 South Loop East, Houston, Texas 77033 (the “Lease”) pursuant to a lease assignment and assumption agreement as to be reasonably agreed to by the Parties and the lessor pursuant to the Lease.

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $723,087 and $1,919,419 for the three months ended March 31, 2023 and 2022, respectively. The net cash used in operations was $290,971 and $503,769 for the three months ended March 31, 2023 and 2022, respectively. Additionally, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $63,413,236, $7,280,906 and $4,590,596, respectively, on March 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares and preferred shares, and from the issuance of promissory notes and convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Segment reporting

During the three months ended March 31, 2023 and 2022, we operated in two reportable business segments - (1) the manufacture and sale of a windshield strengthening water repellent solution as well as a disinfection product, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system (the “C-Bond Segment”), and (2) the distribution and installation of window film solutions (the “Mobile Segment”). Our reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations.

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements for the three months ended March 31, 2023 and 2022, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three months ended March 31, 2023 and 2022.

Comparison of Results of Operations for the Three Months ended March 31, 2023 and 2022

Sales

For the three months ended March 31, 2023, sales amounted to $515,220 as compared to $510,709 for the three months ended March 31, 2022, an increase of $4,511, or 0.9%. In May 2023, we sold our C-Bond Nanoshield solutions product line and accordingly, which accounting for $85,588 and $78,978 of total sales for the three months ended March 31, 2023 and 2022, respectively.

Cost of Goods Sold

In connection with our C-Bond Solutions segment, cost of goods sold is comprised primarily of cost of raw materials and finished inventory sold, packaging costs, and warranty costs. In connection with our Mobile segment, cost of goods sold is comprised primarily of cost of raw materials such as film, labor, subcontractor costs, equipment rental, and supplies.

For the three months ended March 31, 2023, cost of sales amounted to $245,360 as compared to $249,630 for the three months ended March 31, 2022, a decrease of $4,270, or 1.7%. Generally, we recognize a higher gross profit percentage on the sale of C-bond nanoShield and C-bond ballistic resistant glass protections systems than we do on the Mobile.

Gross Profit

For the three months ended March 31, 2023, gross profit amounted to $269,860, or 52.4% of sales, as compared to $261,079, or 51.1% of sales, for the three months ended March 31, 2022, an increase of $8,781, or 3.4%. Generally, we recognize a higher gross profit percentage on the sale of C-bond nanoShield and C-bond ballistic resistant glass protections systems than we do on the sale of disinfection products and from Mobile Tint installations and services.

Operating Expenses

For the three months ended March 31, 2023, operating expenses amounted to $793,462 as compared to $1,934,843 for the three months ended March 31, 2022, a decrease of $1,141,381, or 59.0%. For the years ended March 31, 2023 and 2022, operating expenses consisted of the following:

	Three Months Ended March 31,
	2023	2022
Compensation and related benefits, including stock-based compensation charges of $12,137 and $1,014,508 for the three months ended March 31, 2023, and 2022, respectively	$426,872	$1,416,018
Professional fees	187,690	314,212
General and administrative expenses	178,900	204,613

Total	$793,462	$1,934,843

Compensation and related benefits

For the three months ended March 31, 2023, compensation and related benefits decreased by $989,146, or 69.9%, as compared to the three months ended March 31, 2022. This decrease was primarily due to a decrease in stock-based compensation of $1,002,371, offset by an increase in compensation and related benefits of $13,225.

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

Professional fees

For the three months ended March 31, 2023, professional fees decreased by $126,522, or 40.3%, as compared to the three months ended March 31, 2022. This decrease was primarily related to a decrease in legal fees of $22,203, a decrease in consulting fee of $55,299, a decrease in investor relations fees of $3,708, and a decrease in accounting fees of $46,237, offset by an increase in other professional fees of $995.

General and administrative

For the three months ended March 31, 2023, general and administrative expenses decreased by $25,713, or 12.6%, as compared to the three months ended March 31, 2022. This decrease was primarily attributable to a decrease in sales and marketing expenses.

Loss from Operations

For the three months ended March 31, 2023, loss from operations decreased by $1,150,162, or 68.7%, as compared to the three months ended March 31, 2022.

Other Income (Expenses), net

For the three months ended March 31, 2023, other expenses, net amounted to $199,485 as compared to $245,655 for the three months ended March 31, 2022, a decrease of $46,170, or 18.8%. This change was primarily due to a decrease in interest expense of $49,095 related to a decrease in the amortization of debt discount of $143,811 offset by an increase in overall interest expense due to an increase in interest-bearing debt.

Net Loss

Due to factors discussed above, for the three months ended March 31, 2023 and 2022, net loss amounted to $723,087 and $1,919,419, respectively. For the three months ended March 31, 2023, net loss attributable to common shareholders, which included dividends accrued on Series B and C preferred stock of $13,687 and the deduction of net loss attributable to noncontrolling interests of $16,722, amounted to $72,052, or $(0.00) per basic and diluted common share. For the three months ended March 31, 2022, net loss attributable to common shareholders, which included dividends accrued on Series B and C preferred stock of $14,005 and the deduction of net loss attributable to noncontrolling interests of $13,020, amounted to $1,920,404, or $(0.01) per basic and diluted common share.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $82,984 and $97,091 as of March 31, 2023 and December 31, 2022, respectively.

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

As duiscussed elsewhere, on May 8, 2023, the Company entered into an Asset Purchase Agreement (the “APA”) with Apex Protect GPS, LLC (the “Buyer”), a Texas limited liability company, whereby the Company agreed to sell its C-Bond nanoShield™ business, including intangible assets, intellectual property, work in process, furniture, fixtures, equipment, inventory and other physical assets of the Company’s C-Bond nanoShield division (the “Assets”) to the Buyer for a purchase price of $4,000,000 in cash (the “Transaction”). The Transaction closed on May 8, 2023.

In connection with the APA, we received net proceeds of $1,989,755, after the repayment and settlement of notes payable and convertible notes payable as follows:

1)	The Company repaid and settled the BOCO Investments, LLC Note (See Note 8) with a principal balance of $400,000 and accrued interest payable of $ $310,192 for a cash payment of $200,000 and the issuance of 22,000,000 shares of the Company’s common stock.

2)	The Company repaid GS Capital Partners, LLC $419,260 for notes dated June 23, 2022, July 26, 2022, and September 6, 2022 (collectively, the “GS Notes”), and GS Capital Partners, LLC deemed the GS Notes paid in full.

3)	The Company repaid Mercer Street Global Opportunity Fund, LLC (“Mercer”) $271,825 for notes dated March 14, 2022 and November 22, 2022 (collectively, the “Secured Mercer Notes”).

4)	The Company repaid Jeff Badders $875,000 for notes dated May 5, 2021, November 8, 2022, and April 4, 2023.

5)	The Company repaid 1800 Diagonal Lending, LLC $288,035 for notes dated November 4, 2022, December 27, 2022, and March 17, 2023 (collectively, the “1800 Diagonal Notes”), and 1800 Diagonal Lending, LLC deemed the 1800 Diagonal Notes paid in full.

Additional cash liquidity is generated from product sales. However, to date, we are not profitable, and we cannot provide any assurances that we will be profitable. We believe that our existing cash and cash equivalents will not be sufficient to fund our current operating plans.

Cash Flows

For the Three Months Ended March 31, 2023 and 2022

The following table shows a summary of our cash flows for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(290,971)	$(503,769)
Net cash provided by financing activities	$276,864	$153,981
Net decrease in cash	$(14,107)	$(349,788)
Cash - beginning of the period	$97,091	$519,898
Cash - end of the period	$82,984	$170,110

Net Cash Used in Operating Activities:

Net cash flow used in operating activities was $290,971 for the three months ended March 31, 2023 as compared to net cash flow used in operating activities of $503,769 for the three months ended March 31, 2022, a decrease of $212,798.

Net cash flow used in operating activities for the three months ended March 31, 2023 primarily reflected a net loss of $723,087, which was then adjusted for the add-back (deduction) of non-cash items primarily consisting of depreciation and amortization of $20,850, stock-based compensation expense of $12,137, stock-based professional fees of $40,667, amortization of debt discount of $63,916, and non-cash interest expense for put premiums of $29,212, and changes in operating assets and liabilities consisting primarily of a decrease in accounts receivable of $70,754, a decrease in inventory of $18,100, an increase in prepaid expenses of $19,639, an increase in accounts payable of $48,693, an increase in accrued expenses of $123,124, a decrease in contract liabilities of $13,255, an increase in accrued compensation of $34,317, and an increase in accrued interest – related party of $2,466.

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

Net Cash Provided by Financing Activities:

Net cash provided by financing activities was $276,864 for the three months ended March 31, 2023 as compared to $153,981 for the three months ended March 31, 2022.

During the three months ended March 31, 2023, we received net proceeds from the sale of our common stock to our chief executive officer of $275,000 and we received net proceeds from convertible notes payable of $50,000. These proceeds were offset by the repayment of notes payable of $48,136.

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

As of March 31, 2023, we determined that there was substantial doubt about our ability to maintain operations as a going concern. Our unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We will seek to raise capital through additional debt and/or equity financings to fund operations in the future. Although we have historically raised capital from sales of common and preferred shares, from the issuance of notes payable, and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. Our unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

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

The following tables summarize our contractual obligations as of March 31, 2023, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-2 years	3-5 years	5 + years
Notes payable	$1,870,068	$1,662,846	$207,222	$-	$-
Note payable – related party	250,000	-	250,000	-	-
Convertible note payable	1,254,000	1,085,500	168,500	-	-
Interest on notes payable	575,809	575,809	-	-	-
Operating lease gross base rent	399,678	147,956	229,322	22,400	-
Total	$4,349,555	$3,472,111	$855,044	$22,400	$-

As disclosed elsewhere, subsequent to March 31, 2023, in connection with net proceeds received from the sale of our C-Bond nanoshield product line, we repaid or settled substantially all our notes payable and a portion of our convertible notes payable. We enter into agreements in the normal course of business with contracted research and testing organization, product distribution and material vendors which are payable or cancelable at any time with 30-day prior written approval.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements during the period presented as defined in the rules and regulations of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2023, our disclosure controls and procedures were not effective.

As reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, our management concluded that our internal control over financial reporting was not effective as of that date because of a material weakness in our internal control over financial reporting. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting: (1) the lack of multiples levels of management review on complex business, accounting and financial reporting issues, and (2) a lack of adequate segregation of duties as a result of our limited financial resources to support hiring of personnel.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	On January 17, 2023, the Company entered into a Subscription Agreement with its Chairman and Chief Executive Officer, Scott R. Silverman (the “Subscription Agreement”), whereby Mr. Silverman purchased 54,545,455 shares (the “Subscription Shares”) of the Company’s common stock for $300,000, or $0.0055 per share, based on the quoted closing price of the Company’s common stock on the measurement date (the “Consideration”). The Consideration consisted of a cash payment of $275,000 the conversion of $25,000 of accrued compensation owed to Mr. Silverman.

2.	On January 17, 2023, Barry Edelstein, a member of the Company’s Board of Directors, elected to convert $53,000 of accrued compensation into 9,636,364 shares of unregistered common stock of the Company. The shares were valued at $53,000, or $0.0055, based on the quoted closing price of the Company’s common stock on the measurement date.

3.	On February 6, 2023, the Company issued 6,666,667 shares of its common stock for investor relations services to be rendered. These shares were valued at $40,000, or $0.006 per common share, based on the quoted closing price of the Company’s common stock on the measurement date.

The above securities were issued in reliance upon the exemptions provided by Section 4(a)(2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Since June 30, 2019, we were in default of certain requirements under a Loan Agreement with a principal amount of $400,000, including not meeting the requirement regarding minimum asset amount as defined therein. Upon the occurrence of such event of defaults, the Lender may, at its option and in accordance with the Loan Agreement, declare all obligations immediately due and payable, however, as of the date of this Report, the Lender has not made any such declaration. As of March 31, 2023, we are in default on monthly interest payments of $309,995. Subsequent to March 31, 2023 , we settled this Note in full for a cash payment of $200,000 and the issuance of 22,000,000 shares of our common stock.

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

C-BOND SYSTEMS, INC.

Dated: May 15, 2023	By:	/s/ Scott R. Silverman
Scott R. Silverman
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)