Form 10-Q
period 2023-06-30
C-Bond Systems, Inc
filed 2023-08-14
CIK 1421636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

There were 523,233,675 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding as of August 14, 2023.

C-BOND SYSTEMS, INC.

FORM 10-Q

JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,511,527	$97,091
Accounts receivable, net	80,508	269,442
Inventory	119,147	77,446
Prepaid expenses and other current assets	66,946	71,171
Contract assets	52,766	279

Total Current Assets	1,830,894	515,429

OTHER ASSETS:
Property and equipment, net	79,048	96,306
Right of use asset, net	186,631	375,412
Intangible asset, net	254,666	279,918
Goodwill	350,491	350,491
Security deposit	-	6,482

Total Other Assets	870,836	1,108,609

TOTAL ASSETS	$2,701,730	$1,624,038

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible note payable, net of discount - current portion	$1,031,250	$1,031,250
Notes payable, net of discount - current portion	33,209	1,576,438
Note payable - related party	50,000	-
Accounts payable	729,738	779,765
Accrued expenses	390,750	736,393
Accrued interest payable - related party	15,690	10,027
Accrued compensation	418,444	590,632
Contract liabilities	180,000	22,637
Lease liabilities, current portion	57,910	117,671

Total Current Liabilities	2,906,991	4,864,813

LONG-TERM LIABILITIES:
Convertible notes payable, net of current portion	-	251,263
Notes payable, net of current portion and discount	5,547	208,804
Note payable - related party	-	250,000
Lease liabilities, net of current portion	128,721	258,895

Total Long-term Liabilities	134,268	968,962

Total Liabilities	3,041,259	5,833,775

Commitments and Contingencies (See Note 10)

Series B convertible preferred stock: $0.10 par value, 100,000 shares designated; 1,144 and 1,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively ($1,192,427 redemption and liquidation value at June 30, 2023)	1,192,427	1,037,201

Series C convertible preferred stock: $0.10 par value, 100,000 shares designated; 15,450 and 17,290 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively ($2,453,715 redemption and liquidation value at June 30, 2023)	1,635,810	1,803,731

SHAREHOLDERS’ DEFICIT:
Preferred stock: $0.10 par value, 2,000,000 shares authorized; 100,000 Series B and 100,000 Series C designated, none issued and outstanding	-	-
Common stock: $0.001 par value, 4,998,000,000 shares authorized; 523,233,675 and 350,270,172 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	523,234	350,270
Additional paid-in capital	55,827,561	55,141,503
Accumulated deficit	(59,633,941)	(62,693,184)
Total C-Bond Systems, Inc. shareholders’ deficit	(3,283,146)	(7,201,411)
Noncontrolling Interest	115,380	150,742

Total Shareholders’ Deficit	(3,167,766)	(7,050,669)

Total Liabilities and Shareholders’ Deficit	$2,701,730	$1,624,038

See accompanying unaudited notes to the unaudited consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

SALES:	$414,055	$540,367	$929,275	$1,051,076

COST OF SALES (excluding depreciation expense)	209,071	209,704	454,431	459,334

GROSS PROFIT	204,984	330,663	474,844	591,742

OPERATING EXPENSES:
Compensation and related benefits (including stock-based compensation of $30,046 and $6,618 for the three months ended June 30, 2023, and 2022, and $42,183 and $1,021,126 for the six months ended June 30, 2023 and 2022, respectively)	(441,181)	(424,714)	(868,053)	(1,840,732)
Professional fees	(193,263)	(132,052)	(380,953)	(446,264)
General and administrative expenses	(142,404)	(185,391)	(321,304)	(390,004)

Total Operating Expenses	(776,848)	(742,157)	(1,570,310)	(2,677,000)

OTHER OPERATING INCOME:
Gain on sale of product line	4,051,709	-	4,051,709	-

INCOME (LOSS) FROM OPERATIONS	3,479,845	(411,494)	2,956,243	(2,085,258)

OTHER INCOME (EXPENSES):
Gain (loss) on debt extinguishment, net	462,581	(234,320)	462,581	(231,395)
Interest expense	(166,189)	(362,305)	(361,975)	(610,885)
Interest expense - related party	(1,964)	(1,233)	(5,663)	(1,233)

Total Other Income (Expenses), net	294,428	(597,858)	94,943	(843,513)

NET INCOME (LOSS)	3,774,273	(1,009,352)	3,051,186	(2,928,771)

Net loss of subsidiary attributable to noncontrolling interest	18,640	10,066	35,362	23,086
Preferred stock dividend	(13,618)	(17,622)	(27,305)	(31,627)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3,779,295	$(1,016,908)	$3,059,243	$(2,937,312)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.01	$(0.00)	$0.01	$(0.01)
Diluted	$0.00	$(0.00)	$0.00	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	493,056,689	294,776,031	458,283,435	289,334,882
Diluted	2,349,380,186	294,776,031	2,314,606,932	289,334,882

See accompanying unaudited notes to the unaudited consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Noncontrolling	Shareholders’
	# of Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, December 31, 2022	350,270,172	$350,270	$55,141,503	$(62,693,184)	$150,742	$(7,050,669)

Common stock issued for cash and accrued compensation	54,545,455	54,545	245,455	-	-	300,000
Common stock issued for professional fees	6,666,667	6,667	33,333	-	-	40,000
Common stock issued for accrued compensation	9,636,364	9,636	43,364	-	-	53,000
Common stock issued for conversion of Series C preferred stock	26,585,614	26,586	74,814	-	-	101,400
Preferred stock dividends and deemed dividend	-	-	-	(13,687)	-	(13,687)
Accretion of stock-based compensation	-	-	12,137	-	-	12,137
Net loss	-	-	-	(706,365)	(16,722)	(723,087)

Balance, March 31, 2023	447,704,272	447,704	55,550,606	(63,413,236)	134,020	(7,280,906)

Common stock issued for professional fees	6,500,000	6,500	32,950	-	-	39,450
Common stock issued for compensation	2,500,000	2,500	23,500	-	-	26,000
Common stock issued for conversion of Series C preferred stock	23,157,922	23,158	59,442	-	-	82,600
Common stock issued for conversion of debt, accrued interest and fees	43,371,481	43,372	157,017	-	-	200,389
Preferred stock dividends and deemed dividend	-	-	-	(13,618)	-	(13,618)
Accretion of stock-based compensation	-	-	4,046	-	-	4,046
Net income	-	-	-	3,792,913	(18,640)	3,774,273

Balance, June 30, 2023	523,233,675	$523,234	$55,827,561	$(59,633,941)	$115,380	$(3,167,766)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Noncontrolling	Shareholders’
	# of Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, December 31, 2021	282,216,632	$282,217	$53,064,616	$(57,515,129)	$189,255	$(3,979,041)

Common stock issued for accounts payable	90,859	90	2,084	-	-	2,174
Common stock issued for compensation	500,000	500	13,750	-	-	14,250
Common stock issued for conversion of Series C preferred stock	1,543,151	1,543	10,457	-	-	12,000
Common stock issued in connection with debt	823,529	824	12,139	-	-	12,963
Preferred stock dividends and deemed dividend	-	-	-	(14,005)	-	(14,005)
Accretion of stock-based compensation	-	-	42,702	-	-	42,702
Beneficial conversion charge for issuance of Series B preferred shares for accrued compensation recorded as stock-based compensation	-	-	957,556	-	-	957,556
Net loss	-	-	-	(1,906,399)	(13,020)	(1,919,419)

Balance, March 31, 2022	285,174,171	285,174	54,103,304	(59,435,533)	176,235	(4,870,820)
	-
Common stock issued for professional fees	7,000,000	7,000	95,000	-	-	102,000
Common stock issued for conversion of Series C preferred stock	13,184,548	13,185	88,815	-	-	102,000
Common stock issued in connection with debt	1,750,000	1,750	30,986	-	-	32,736
Preferred stock dividends and deemed dividend	-	-	3,702	(17,622)	-	(13,920)
Accretion of stock-based compensation	-	-	6,618	-	-	6,618
Relative fair value of warrants issued in connection with debt	-	-	325,785	-	-	325,785
Beneficial conversion feature on convertible debt	-	-	469,899	-	-	469,899
Beneficial conversion feature buyback related to debt extinguishment	-	-	(160,993)	-	-	(160,993)
Net loss	-	-	-	(999,286)	(10,066)	(1,009,352)

Balance, June 30, 2022	307,108,719	$307,109	$54,963,116	$(60,452,441)	$166,169	$(5,016,047)

See accompanying unaudited notes to the unaudited consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,051,186	$(2,928,771)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	41,395	45,665
Amortization of debt discount to interest expense	95,922	527,219
Interest expense for put premium on convertible notes	29,212	-
Non-cash interest expense from fees on debt conversion	2,250	-
Stock-based compensation	42,183	1,021,126
Stock-based professional fees	97,817	124,050
Bad debt expense	-	7,716
Non-cash (gain) loss on debt extinguishment and inducement expense	(462,581)	231,395
Gain from sale of Nanoshield product line	(4,051,709)	-
Lease costs	660	749
Change in operating assets and liabilities:
Accounts receivable	188,934	(80,545)
Inventory	(51,196)	20,285
Prepaid expenses and other assets	(15,434)	20,343
Contract assets	(52,487)	82,805
Accounts payable	(50,027)	102
Accrued expenses	8,040	77,335
Accrued interest - related party	5,663	-
Accrued compensation	49,812	34,276
Contract liabilities	157,363	16,876

NET CASH USED IN OPERATING ACTIVITIES	(912,997)	(799,374)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of Nanoshield product line	4,042,631	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	4,042,631	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	275,000	-
Proceeds from note payable - related party	-	250,000
Repayment of note payable - related party	(200,000)	-
Proceeds from notes payable	175,000	175,000
Repayment of notes payable	(1,792,448)	(49,396)
Proceeds from convertible notes payable	50,000	148,420
Repayment of convertible notes payable	(222,750)	-

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,715,198)	524,024

NET INCREASE (DECREASE) IN CASH	1,414,436	(275,350)

CASH, beginning of period	97,091	519,898

CASH, end of period	$1,511,527	$244,548

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$199,122	$8,354
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as prepaid for services	$79,450	$102,000
Common stock issued for accrued compensation	$78,000	$-
Series B preferred stock issued for accrued compensation	$144,000	$278,654
Preferred stock dividend accrued	$27,305	$27,925
Deemed dividend related to ratchet provision	$-	$3,702
Increase in debt discount and paid-in capital for shares issued with convertible debt	$-	$45,699
Increase in debt discount and paid-in capital for warrants issued with convertible debt	$-	$325,785
Increase in debt discount and paid-in capital for beneficial conversion feature on convertible debt	$-	$469,899
Conversion of series C preferred stock to common stock	$184,000	$114,000
Conversion of notes payable to common stock	$194,000	$-
Common stock issued for accounts payable	$-	$2,174

See accompanying unaudited notes to the unaudited consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

NOTE 1 – NATURE OF ORGANIZATION

Nature of Organization

C-Bond Systems, Inc., together with its subsidiaries (the “Company”), is a materials development company and sole owner, developer, and manufacturer of the patented C-Bond technology. The Company is engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality, and sustainability of brittle material systems. The Company’s primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally. The Company operates in two divisions: C-Bond Transportation Solutions and Patriot Glass Solutions. C-Bond Transportation Solutions sold a windshield strengthening, water repellent solution called C-Bond nanoShield™ through May 8, 2023, the date that the nanoShield product line and related technologies were sold (see Note 16). Patriot Glass Solutions sells multi-purpose glass strengthening primer and window film mounting solutions, including C-Bond BRS, a ballistic-resistant film system, and C-Bond Secure, a forced entry system.

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

On May 8, 2023, the Company entered into an Asset Purchase Agreement (“APA”) with Apex Protect GPS, LLC (the “Buyer”), whereby the Company sold its C-Bond nanoShield™ business, including intangible assets, intellectual property, work in process, furniture, fixtures, equipment, inventory and other physical assets of the Company’s C-Bond nanoShield division (the “Assets”) to the Buyer. Accordingly, the Company assigned, transferred and delivered to the Buyer, free and clear of all liens, all of the Assets. Following the Closing, the Parties entered into an Assignment and Agreement to Re-Execute (“Assignment”) on June 15, 2023, by and among the Company (“Seller”); Apex Protect GPS, LLC, (“Assignor”) and CB Nanoshield, LLC, (“Assignee”), whereby the Assignor assigned all its right to the (i) APA; (ii) Bill of Sale (iii) IP Agreements; and (iv) and any memorandums, schedules and exhibits related to the foregoing to Assignee. The Seller and Assignee also entered into a Lease and Assignment and Assumption Agreement on June 15, 2023 (the “Assignment Agreement”), wherein the Seller assigned to Assignee, and Assignee took assignment from the Seller, of the lease for the premises located at 6035 South Loop East, Houston, Texas 77033 (the “Lease”) pursuant to the Assignment Agreement (See Note 16).

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
JUNE 30, 2023
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

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had net income of $3,051,186 for the six months ended June 30, 2023. Net cash used in operations was $912,997 for the six months ended June 30, 2023. Additionally, as of June 30, 2023, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $59,633,941, $3,167,766 and $1,076,097, respectively. On May 8, 2023, the Company sold its nanoShield product line and received net proceeds of $4,042,631. The proceeds were used to repay convertible notes payable, notes payable and related accrued interest. On June 30, 2023, the Company had cash of $1,511,527. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares and preferred shares, and from the issuance of promissory notes and convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates during the six months ended June 30, 2023 and 2022 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete or slow moving inventory, estimates used in the calculation of progress towards completion on uncompleted jobs, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the estimate of the fair value lease liability and related right of use asset, the valuation of redeemable and mandatorily redeemable preferred stock, the value of beneficial conversion features and deemed dividends, the valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

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

Risks and Uncertainties

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. On June 30, 2023, the Company had cash in bank in excess of FDIC insured levels of $1,157,360. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions. Currently, the Company is reviewing its bank relationships in order to mitigate its risk to ensure that its exposure is limited or reduced to the FDIC protection limits.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.

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
JUNE 30, 2023
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

Warranty Liability

The Company provides limited warranties on its products for product defects for periods ranging from 12 months to the life of the product. Warranty costs may include the cost of product replacement, refunds, labor costs and other costs. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 12 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying unaudited consolidated balance sheets and amounted to $1,000 and $26,648 on June 30, 2023 and December 31, 2022, respectively. During the six months ended June 30, 2023 and 2022, warranty costs were de minimis.

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
JUNE 30, 2023
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

Shipping and Handling Costs

Shipping and handling costs incurred for product shipped to customers are included in general and administrative expenses and amounted to $5,577 and $6,860 for the six months ended June 30, 2023 and 2022, respectively. Shipping and handling costs charged to customers are included in sales.

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and includes costs such as labor, materials, and other allocated costs incurred. During the six months ended June 30, 2023 and 2022, research and development costs incurred in the development of the Company’s products were $0.

Advertising Costs

The Company may participate in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the six months ended June 30, 2023 and 2022, advertising costs charged to operations were $10,986 and $55,829, respectively and are included in general and administrative expenses on the accompanying unaudited consolidated statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which shall been deducted from sales.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2023 and December 31, 2022, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2017. The Company recognizes interest and penalties related to uncertain income tax positions in other expenses. However, no such interest and penalties were recorded as of June 30, 2023 and December 31, 2022.

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

Loss Per Common Share

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per common share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilutive securities. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to members by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares, common share equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of stock options and warrants (using the treasury stock method) and shares issuable upon conversion of preferred shares and convertible notes payable (using the as-if converted method). Stock options and warrants were excluded from the calculation of diluted shares as they were anti-dilutive. These common share equivalents may be dilutive in the future.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

The following table presents a reconciliation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) per common share - basic:
Net income (loss) attributable to common shareholders	$3,779,295	$(1,016,908)	$3,059,243	$(2,937,312)
Weighted average common shares outstanding – basic	493,056,689	294,776,031	458,283,435	289,334,882
Net income (loss) per common share – basic	$0.01	$(0.00)	$0.01	$(0.01)

Net income (loss) per common share - diluted:
Net income (loss) attributable to common shareholders - basic	$3,779,295	$(1,016,908)	$3,059,243	$(2,937,312)
Add: preferred stock dividends	13,618	-	27,305	-
Add: interest of convertible debt	52,618	-	102,639	-
Numerator for income (loss) per common share – diluted	$3,845,531	$(1,016,908)	$3,189,187	$(2,937,312)

Weighted average common shares outstanding – basic	493,056,689	294,776,031	458,283,435	289,334,882
Add: dilutive shares related to:
Convertible debt	1,145,833,333	-	1,145,833,333	-
Series B preferred	324,240,164	-	324,240,164	-
Series C preferred	386,250,000	-	386,250,000	-
Weighted average common shares outstanding – diluted	2,349,380,186	294,776,031	2,314,606,932	289,334,882
Net income (loss) per common share – diluted	$0.00	$(0.00)	$0.00	$(0.01)

For the three and six months ended June 30, 2022, all potentially dilutive common shares were excluded from the computation of diluted common shares outstanding as they would have an anti-dilutive impact on the Company’s net losses. For the three and six months ended June 30, 2023, stock options and warrants were excluded from the computation of diluted common shares outstanding as they would have an anti-dilutive impact on the Company’s net income. As of June 30, 2023 and 2022, common share equivalents and potentially dilutive securities consisted of the following:

	June 30,
	2023	2022
Stock options	8,445,698	8,445,698
Warrants	34,000,000	34,000,000
Series B preferred stock	324,240,164	158,829,048
Series C preferred stock	386,250,000	278,412,698
Convertible debt	1,145,833,333	92,727,273
	1,898,769,195	572,414,717

Segment Reporting

During the six months ended June 30, 2023 and 2022, the Company operated in two reportable business segments which consisted of (1) the manufacture and sale of a windshield strengthening water repellent solution as well as disinfection products, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system, and (2) the distribution and installation of window film solutions. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations and locations.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes how entities will measure credit losses for most financial assets, including accounts receivable. ASU No. 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. On November 15, 2019, the FASB delayed the effective date of Topic 326 for certain small public companies and other private companies until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The adoption of Topic 326 on January 1, 2023 did not have a material impact on the Company’s unaudited consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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

NOTE 3 – ACCOUNTS RECEIVABLE

On June 30, 2023 and December 31, 2022, accounts receivable consisted of the following:

	June 30, 2023	December 31, 2022
Accounts receivable	$106,780	$304,964
Less: allowance for doubtful accounts	(26,272)	(35,522)
Accounts receivable, net	$80,508	$269,442

For the six months ended June 30, 2023 and 2022, bad debt expense amounted to $0 and $7,716, respectively.

NOTE 4 – INVENTORY

On June 30, 2023 and December 31, 2022, inventory consisted of the following:

	June 30, 2023	December 31, 2022
Raw materials	$-	$1,501
Finished goods	119,147	75,945
Inventory	119,147	77,446
Less: allowance for obsolete or slow-moving inventory	-	-
Inventory, net	$119,147	$77,446

During the six months ended June 30, 2023 and 2022, the Company did not record any allowance for slow moving inventory.

NOTE 5 – PROPERTY AND EQUIPMENT

On June 30, 2023 and December 31, 2022, property and equipment consisted of the following:

	Useful Life	June 30, 2023	December 31, 2022
Machinery and equipment	5 – 7 years	$73,411	$124,133
Furniture and office equipment	3 – 7 years	2,061	32,306
Vehicles	1 – 5 years	35,330	62,195
Leasehold improvements	3 – 5 years	28,595	45,296
		139,397	263,930
Less: accumulated depreciation		(60,349)	(167,624)
Property and equipment, net		$79,048	$96,306

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

For the six months ended June 30, 2023 and 2022, depreciation expense is included in general and administrative expenses and amounted to $16,143 and $20,413, respectively.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

On June 30, 2023 and December 31, 2022, intangible assets, which were acquired from Mobile in 2021, consisted of the following:

	Useful life	June 30, 2023	December 31, 2022
Customer relations	5 years	$212,516	$212,516
Non-compete	5 years	40,000	40,000
Trade name	-	100,000	100,000
		352,516	352,516
Less: accumulated amortization		(97,850)	(72,598)
Intangible assets, net		$254,666	$279,918

	Useful life	June 30, 2023	December 31, 2022
Goodwill	-	$350,491	$350,491

For the six months ended June 30, 2023 and 2022, amortization expense of intangible assets amounted to $25,252 and $25,252, respectively. On June 30, 2023, accumulated amortization amounted to $82,350 and $15,500 for the customer relations and non-compete, respectively. On December 31, 2022, accumulated amortization amounted to $61,098 and $11,500 for the customer relations and non-compete, respectively.

Amortization of intangible assets with identifiable useful lives that is attributable to future periods is as follows:

Twelve months ending June 30:	Amount
2024	$50,503
2025	50,503
2026	50,503
2027	3,157
Total	$154,666

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
JUNE 30, 2023
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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

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

On October 15, 2022, the due date of the New Note, the New Note defaulted due to non-payment. Accordingly, the Company added a default penalty of $206,250, or 25%, to the principal balance and recorded interest expense of $206,250, and interest shall accrue at 18% per annum. Accordingly, as of June 30, 2023 and December 31, 2022, the principal balance of the Initial note was $1,031,250.

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
JUNE 30, 2023
(UNAUDITED)

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
JUNE 30, 2023
(UNAUDITED)

Pursuant to the provisions of ASC 815-40 – Derivatives and Hedging – Contracts in an Entity’s Own Stock, the convertible note and related warrants issued in connection with the Mercer convertible note was analyzed and it was determined that the terms of the convertible note and warrants contained terms that were not considered derivatives.

1800 Diagonal Lending Convertible Debt

On November 9, 2022, the Company closed a Securities Purchase Agreement dated November 4, 2022, with 1800 DIAGONAL LENDING LLC, a Virginia limited liability company, (“Diagonal”), pursuant to which a Promissory Note (the “November 2022 Diagonal Note”) dated November 4, 2022, was made to Diagonal in the aggregate principal amount of $104,250 and the Company received net proceeds of $100,000 which was net of fees of $4,250. The November 2022 Diagonal Note bears interest at a rate of 12% per annum (22% upon the occurrence of an event of a default) and all outstanding principal and accrued and unpaid interest are due on May 4, 2024. In May 2023, the November 2022 Diagonal Note and any interest due was repaid in full (See Note 16).

On December 27, 2022, the Company closed a Securities Purchase Agreement dated December 27, 2022, with 1800 Diagonal pursuant to which a Promissory Note (“December 2022 Diagonal Note”) dated December 27, 2022, was made to Diagonal in the aggregate principal amount of $64,250 and the Company received net proceeds of $60,000 which was net of fees of $4,250. The December 2022 Diagonal Note bears interest at a rate of 12% per annum (22% upon the occurrence of an event of a default) and all outstanding principal and accrued and unpaid interest are due on June 27, 2024. In May 2023, the December 2022 Diagonal Note and any interest due was repaid in full (See Note 16).

On March 17, 2023, the Company closed a Securities Purchase Agreement dated November 4, 2022, with Diagonal pursuant to which a Promissory Note (the “March 2023 Diagonal Note”) dated March 17, 2023, was made to Diagonal in the aggregate principal amount of $54,250 and the Company received net proceeds of $50,000 which was net of fees of $4,250. The March 2023 Diagonal Note bears interest at a rate of 12% per annum (22% upon the occurrence of an event of a default) and all outstanding principal and accrued and unpaid interest are due on March 17, 2024. In May 2023, the March 2023 Diagonal Note and any interest due was repaid in full (See Note 16).

The Company had the right to prepay the November 2022, December 2022 and March 2023 Diagonal Notes (principal and accrued interest) at any time during the first six months the note is outstanding at the rate of 115% during the first 30 days after issuance, 120% during the 31st to 60th day after issuance, and 125% during the 61st to the 180th day after issuance. The November 2022, December 2022 and March 2023 Diagonal Notes may not be prepaid after the 180th day following the issuance date, unless Diagonal agrees to such repayment and such terms, which was agreed to in connection with the May 8, 2023 repayment. Diagonal had in its option, at any time beginning 180 days after the date of the Diagonal Note, to convert the outstanding principal and interest on the November 2022, December 2022 and March 2023 Diagonal Notes into shares of our common stock at a conversion price per share equal to 65% of the average of the three lowest closing bid prices of our common stock during the 10 trading days prior to the date of conversion.

The Company accounted for the November 2022 and December 2022 Diagonal Notes as stock settled debt under ASC 480 and recorded an aggregate debt premium of $90,731 with a charge to interest expense. The Company has accounted for the March 2023 Diagonal Note as stock settled debt under ASC 480 and recorded an aggregate debt premium of $29,212 with a charge to interest expense. On May 11, 2023, upon repayment of the November 2022, December 2022 and March 2023 Diagonal Notes, the Company reversed the debt premium of $119,943 and recorded a gain on debt extinguishment of $119,943 on the accompanying unaudited consolidated statement of operations.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

For the six months ended June 30, 2023 and 2022, amortization of debt discounts related to the convertible notes payable amounted to $2,627 and $516,875, respectively, which has been included in interest expense on the accompanying unaudited consolidated statements of operations.

On June 30, 2023 and December 31, 2022, accrued interest payable under the convertible notes discussed above amounted to $173,095 and $83,138, respectively, and is included in accrued expenses on the accompanying unaudited consolidated balance sheets.

On June 30, 2023 and December 31, 2022, convertible notes payable consisted of the following:

	June 30, 2023	December 31, 2022
Convertible notes payable	$1,031,250	$1,199,750
Add: put premium	-	90,731
Less: unamortized debt discount	-	(7,968)
Convertible notes payable, net	1,031,250	1,282,513
Less: current portion of convertible notes payable	(1,031,250)	(1,031,250)
Convertible notes payable – long-term	$-	$251,263

NOTE 8 – NOTES PAYABLE

On June 30, 2023 and December 31, 2022, notes payable consisted of the following:

	June 30, 2023	December 31, 2022
Notes payable	$19,933	$1,899,380
Note payable – PPP note	18,823	18,823
Total notes payable	38,756	1,918,203
Less: unamortized debt discount	-	(132,961)
Notes payable, net	38,756	1,785,242
Less: current portion of notes payable, net of discount	(33,209)	(1,576,438)
Notes payable – long-term	$5,547	$208,804

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
JUNE 30, 2023
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

Commencing on January 10, 2019 and on or before the 10th day of each month thereafter, the Company should have paid Lender all interest accrued on outstanding principal under the Loan Agreement and Notes as of the end of the month then concluded. Upon the occurrence of any Event of Default and at any time thereafter, Lender may, at its option, declare any and all obligations immediately due and payable without demand or notice. The Company did not meet the Minimum Asset Amount covenant as defined in the Loan Agreement, failed to timely pay interest payments due, and has violated other default provisions. Through the date of repayment and settlement, the note balance due of $400,000 was reflected as a current liability on the accompanying unaudited consolidated balance sheets and interest accrued at 18% per annum.

In May 2023, the Company and the Lender entered into a Debt Exchange and Release Agreement whereby the Company paid the Lender cash of $200,000 and issued the Lender 22,000,000 shares of Common Stock of the Company in exchange for settlement of the remaining $200,000 of the loan and all accrued interest amounting to $317,293, which were deemed paid in full (see Note 16). The 22,000,000 shares issued were valued at $132,000, or $0.006 per share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with the repayment and settlement of this debt, the Company recorded a gain from debt extinguishment of $385,293 consisting of a) $68,000 calculated as the different in the principal amount settled for shares of $200,000 and the fair value of the shares on the measurement date of $132,000, and b) the forgiveness of interest due of $317,293.

On June 30, 2023 and December 31, 2022, the principal amount due under this Note amounted to $0 and $400,000, respectively. On June 30, 2023 and December 31, 2022, accrued interest payable under this Note amounted to $0 and $292,241, respectively, and is included in accrued expenses on the accompanying unaudited consolidated balance sheets.

Mercer Street Global Opportunity Fund Notes

On March 14, 2022, the Company entered into an Original Issue Discount Promissory Note and Security Agreement (the “March 2022 Note”) in the principal amount of $197,500 with Mercer Street Global Opportunity Fund, LLC (the “Investor”). The March 2022 Note was funded on March 14, 2022 and the Company received net proceeds of $175,000 which is net of an original issue discount and investor legal fees of $22,500. The original issue discount was recorded as a debt discount to be amortized over the life of the March 2022 note. The March 2022 Note matures 12 months after issuance and bears interest at a rate of 3% per annum. At any time, the Company may prepay all or any portion of the principal amount of the March 2022 Note and any accrued and unpaid interest without penalty. The March 2022 Note also creates a lien on and grants a priority security interest in all the Company’s assets. In connection with the March 2022 Note, the Company issued 823,529 shares of its common stock to the placement agent as a fee for the capital raise. The 823,529 shares of common stock issued were recorded as a debt discount of $12,963 based on the relative fair value method to be amortized over the life of the March 2022 Note. On June 30, 2023, the principal balance due on the March 2022 Note amounted to $197,500 and accrued interest payable amounted to $6,217. On December 31, 2022, the principal balance due on the March 2022 Note amounted to $197,500 and accrued interest payable amounted to $4,756. In May 2023, the March 2022 Note and all accrued interest due was paid in full (See Note 16).

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

On November 22, 2022, the Company entered into a Promissory Note and Security Agreement (the “November 2022 Note”) in the principal amount of $65,000 with Mercer Street Global Opportunity Fund, LLC (the “Investor”). The November 2022 Note was funded on November 22, 2022 and the Company received net proceeds of $62,500 which is net of investor legal fees of $2,500. The legal fees were recorded as a debt discount to be amortized over the life of the November 2022 note. The November 2022 Note matures on August 22, 2023 and bears interest at a rate of 8% per annum. At any time, the Company may prepay all or any portion of the principal amount of the November 2022 Note and any accrued and unpaid interest without penalty. The November 2022 Note also creates a lien on and grants a priority security interest in all the Company’s assets. On June 30, 2023, the principal balance due on the November 2022 Note amounted to $65,000 and accrued interest payable amounted to $1,495. On December 31, 2022, the principal balance due on the November 2022 Note amounted to $65,000 and accrued interest payable amounted to $214. In May 2023, the November 2022 Note and all accrued interest due was paid in full (See Note 16).

GS Capital Debt

On June 23, 2022, the Company entered into entered into a Securities Purchase Agreement (“Agreement”) with GS Capital Partners, LLC (“GS Capital”), pursuant to which a Promissory Note (the “GS Capital June 2022 Note”) was made to GS Capital in the aggregate principal amount of $195,000. The GS Capital June 2022 Note was purchased for $176,000, reflecting an original issuance discount of $19,000, and was funded on June 24, 2022 (less legal and other administrative fees). The Company received net proceeds of $148,420. The Company further issued GS Capital a total of 1,750,000 commitment shares (“Commitment Shares”) as additional consideration for the purchase of the Note (See Note 9). Additionally, the GS Capital Note is convertible upon an event of default into common shares at an initial effective conversion price which was lower than the fair value of common shares based on the quoted closing price of the Company’s common stock on the measurement date. Principal and interest payments shall be made in 10 installments of $21,060 each beginning on the 90th-day anniversary following the issue date and continuing thereafter each 30 days for nine months. The GS Capital Note matures 12 months after issuance and bears interest at a rate of 8% per annum. GS Capital shall have the right at any time following an Event of Default to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under this Note at a conversion price of $0.011, subject to adjustment as defined in the GS Capital Note. The Company did not calculate a beneficial conversion feature since the GS Capital Note is contingently convertible upon default on the GS Capital Note. As of December 31, 2022, the Company is not in default on this note. In the event that following the Issue Date the closing trading price of the Company’s common stock is then being traded is below $0.011 per share for more than ten consecutive trading days, then the conversion price shall be equal to $0.004 per share. The GS Capital Note contains conversion limitations providing that a holder thereof may not convert the Note to the extent (but only to the extent) that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such conversion or exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice. Events of default include, amongst other items, failure to pay principal or interest, bankruptcy, delisting of the Company’s stock, financial statement restatements, or if the Company effectuates a reverse split. Upon the occurrence of any event of default, the GS Capital Note shall become immediately and automatically due and payable and the Company shall pay to GS Capital, in full satisfaction of its obligations hereunder, an amount equal to: (a) the then outstanding principal amount of this note plus (b) accrued and unpaid interest on the unpaid principal amount of this note to the date of payment (the “mandatory prepayment date”) plus (y) default interest, if any, multiplied by 120%. On December 15, 2022, the Company and GS Capital entered into a letter agreement to extend the due date of the GS Capital June 2022 note by 60 days. Specifically, the maturity date of the GS Capital June 2022 note was extended to August 23, 2023 and the next payment due date was extended to February 28, 2023. Through December 31, 2022, the Company paid $53,512 of principal balance and during the six months ended June 30, 2023, paid principal balance of $79,488. During April and May 2023, the Company issued 21,371,481 shares of its common stock upon the conversion of principal of $62,000, accrued interest of $4,139, and fees of $2,250.

On June 30, 2023, the principal balance due on the GS Capital Note and accrued interest payable amounted to $0 (See Note 16). On December 31, 2022, the principal balance due on the GS Capital Note amounted to $141,488 and accrued interest payable amounted to $7,471.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

On July 26, 2022, the Company closed a Securities Purchase Agreement (“July 2022 Agreement”) with GS Capital, pursuant to which a Promissory Note (“GS Capital July 2022 Note”) was made to GS Capital in the aggregate principal amount of $195,000. The GS Capital July 2022 Note was purchased for $176,000, reflecting an original issuance discount of $19,000, and was funded on July 28, 2022 (less legal and other administrative fees). The Company received net proceeds of $158,920. The Company further issued GS Capital a total of 2,600,000 commitment shares (“July 2022 Commitment Shares”) as additional consideration for the purchase of the July 2022 Note. In addition, the Company issued 998,008 of its common stock to the placement agent as fee for the capital raise, respectively. The July Commitment Shares and the placement agent shares were recorded as a debt discount of $34,606 based on the relative fair value method to be amortized over the life of the Note. Additionally, the GS Capital July 2022 Note is convertible upon an event of default into common shares at an initial effective conversion price which was lower than the fair value of common shares based on the quoted closing price of the Company’s common stock on the measurement date. Principal and interest payments shall be made in 10 installments of $21,060 each beginning on the 90th-day anniversary following the issue date and continuing thereafter each 30 days for nine months. The GS Capital July 2022 Note matures 12 months after issuance and bears interest at a rate of 8% per annum. GS Capital shall have the right at any time following an Event of Default to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the GS Capital July 2022 Note at a conversion price of $0.011, subject to adjustment as defined in the Note. The Company did not calculate a beneficial conversion feature since the GS Capital July 2022 Note is contingently convertible upon a default on the July 2022 Note. As of December 31, 2022, the Company is not in default on this note. In the event that following the Issue Date the closing trading price of the Company’s common stock is then being traded is below $0.011 per share for more than ten consecutive trading days, then the conversion price shall be equal to $0.004 per share. The July 2022 Note contains conversion limitations providing that a holder thereof may not convert the Note to the extent (but only to the extent) that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such conversion or exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice. On December 15, 2022, the Company and GS Capital entered into a letter agreement to extend the due date of the GS Capital July 2022 note by 60 days. Specifically, the maturity date of the GS Capital July 2022 note was extended to September 26, 2023 and the next payment due date was extended to February 28, 2023. Through December 31, 2022, the Company paid $34,120 of principal balance and during the six months ended June 30, 2023, paid principal balance of $160,880. On June 30, 2023, the principal balance due on the GS Capital July 2022 Note and accrued interest payable amounted to $0. On December 31, 2022, the principal balance due on the GS Capital July 2022 Note amounted to $160,880 and accrued interest payable amounted to $6,441. In May 2023, the GS Capital July 2022 Note and all accrued interest due was paid in full (See Note 16).

On September 6, 2022, the Company closed a Securities Purchase Agreement (“September 2022 Agreement”) with GS Capital, pursuant to which a Promissory Note (“September 2022 Note”) was made to GS Capital in the aggregate principal amount of $195,000. The September 2022 Note was purchased for $176,000, reflecting an original issuance discount of $19,000, and was funded on September 6, 2022 (less legal and other administrative fees). The Company received net proceeds of $158,920. The Company further issued GS Capital a total of 3,300,000 commitment shares (“September 2022 Commitment Shares”) as additional consideration for the purchase of the September 2022 Note. In addition, the Company issued 773,626 of its common stock to the placement agent as fee for the capital raise, respectively. The September Commitment Shares and the placement agent shares were recorded as a debt discount of $30,326 based on the relative fair value method to be amortized over the life of the Note. Additionally, the September 2022 Note is convertible into common shares upon an event of default at an initial effective conversion price which was lower than the fair value of common shares based on the quoted closing price of the Company’s common stock on the measurement date. Principal and interest payments shall be made in 9 installments of $23,400 each beginning on the 120th-day anniversary following the issue date and continuing thereafter each 30 days for eight months. The September 2022 Note matures 12 months after issuance and bears interest at a rate of 8% per annum. GS Capital shall have the right at any time following an Event of Default to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the September 2022 Note at a conversion price of $0.009, subject to adjustment as defined in the Note. The Company did not calculate a beneficial conversion feature since the GS Capital July 2022 Note is contingently convertible upon a default on the September 2022 Note. As of December 31, 2022, the Company is not in default on this note. In the event that following the Issue Date the closing trading price of the Company’s common stock is then being traded is below $0.009 per share for more than ten consecutive trading days, then the conversion price shall be equal to $0.0032 per share. The September 2022 Note contains conversion limitations providing that a holder thereof may not convert the Note to the extent (but only to the extent) that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such conversion or exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice. On December 15, 2022, the Company and GS Capital entered into a letter agreement to extend the due date of the GS Capital September 2022 note by 60 days. Specifically, the maturity date of the GS Capital September 2022 note was extended to November 6, 2023 and the next payment due date was extended to March 6, 2023. In May 2023, the GS Capital September Note and all accrued interest due was paid in full (See Note 16). On June 30, 2023, the principal balance due on the GS Capital September 2022 Note and accrued interest payable amounted to $0. On December 31, 2022, the principal balance due on the GS Capital September 2022 Note amounted to $195,000 and accrued interest payable amounted to $5,001.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

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

Other Notes Payable

On May 10, 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) and a Secured Promissory Note (the “Promissory Note”) in the amount of $500,000 with a lender. The Promissory Note accrued interest at 8% per annum, compounded annually, and all outstanding principal and accrued interest was due and payable of May 10, 2023. The Company’s obligations under the Loan Agreement and the Promissory Note were secured by a second priority security interest in substantially all of the Company’s assets (the “Collateral”). The Loan Agreement and Promissory Note contained customary representations, warranties, and covenants, including certain restrictions on the Company’s ability to incur additional debt or create liens on its property. The Loan Agreement and the Promissory Note also provided for certain events of default, including, among other things, payment defaults, breaches of representations and warranties and bankruptcy or insolvency proceedings, the occurrence of which, after any applicable cure period, would permit Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Promissory Note, as applicable, and to exercise its remedies with respect to the Collateral. On December 31, 2022, accrued interest payable under this Promissory Note amounted to $65,863 and is included in accrued expenses on the accompanying unaudited consolidated balance sheet. On December 31, 2022, the principal amount due under this Promissory Note amounted to $500,000. In May 2023, this Promissory Note and all accrued interest was paid in full (See Note 16).

On July 22, 2021, in connection with the acquisition of Mobile Tint, the Company assumed vehicle and equipment loans in the amount of $95,013. These loans bear interest at rates ranging from 6.79% to 8.24% and are payable monthly through April 2025. On June 30, 2023 and December 31, 2022, notes payable related to these vehicle and equipment loans amounted to $19,933 and $39,513, respectively.

On November 8, 2022, the Company entered into a Promissory Note (the “November 2022 Note”) with a lender investor (the “Private Investor”) in the principal amount of $200,000 and received net proceeds of $200,000. The November 2022 Note bears interest at a rate of 8% per annum and all outstanding principal and accrued and unpaid interest is due on November 8, 2024. At any time, the Company may prepay all or any portion of the principal amount of the November 2022 Note and any accrued and unpaid interest without penalty. As security for payment of the principal and interest on the November 2022 Note, the Company and the lender Investor previously entered into that certain Loan and Security Agreement dated May 10, 2021, which is incorporated into the November 2022 Note. On December 31, 2022, accrued interest payable under this Promissory Note amounted to $2,367, and is included in accrued expenses on the accompanying unaudited consolidated balance sheets. On December 31, 2022, the principal amount due under this Promissory Note amounted to $200,000. In May 2023, the November 2022 Note and all unpaid interest was paid in full (See Note 16).

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

On April 4, 2023, the Company entered into a Secured Promissory Note (the “April 2023 Note”) in the amount of $175,000 with the Private Investor and received net proceeds of $175,000 on April 6, 2023. The Note accrued interest at 8% per annum, compounded annually, and all outstanding principal and accrued interest is due and payable of April 4, 2025. At any time, the Company may prepay all or any portion of the principal amount of the Note and any accrued and unpaid interest without penalty. In May 2023, the April 2023 Note was paid in full (See Note 16).

For the six months ended June 30, 2023 and 2022, amortization of debt discounts related to notes payable amounted to $93,295 and $110,344, respectively, which has been included in interest expense on the accompanying unaudited consolidated statements of operations.

PPP Loan

On April 28, 2020, the Company entered into a Paycheck Protection Program Promissory Note (the “PPP Note”) with respect to a loan of $156,200 (the “PPP Loan”) from Comerica Bank. The PPP Loan was obtained pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES act”) administered by the U.S. Small Business Administration (“SBA”). The PPP Loan matures on April 28, 2022 and bears interest at a rate of 1.00% per annum. The PPP Loan is payable in 18 equal monthly payments of approximately $8,900 commencing November 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Company may apply to have the loan forgiven pursuant to the terms of the PPP if certain criteria are met. The Company applied for forgiveness of its PPP Loan, and on November 4, 2021, the Company was notified that the Small Business Administration forgave $95,000 of the principal loan amount and $1,442 of interest. As of November 4, 2021, the remaining principal balance of the loan was $61,200 and the remaining accrued interest balance was $935. During the year ended December 31, 2022, the Company repaid PPP Loan principal of $30,107. On June 30, 2023 and December 31, 2022, the principal amount due under the PPP Loan amounted to $18,823. As of June 30, 2023 and December 31, 2022, accrued interest payable amounted to $264 and $170, respectively.

On June 30, 2023, future annual maturities of notes payable are as follows:

June 30,	Amount
2024	$33,209
2025	5,547
Total notes payable on June 30, 2023	$38,756

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
JUNE 30, 2023
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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

On January 6, 2022, the Board of Directors of the Company agreed to satisfy $278,654 of accrued compensation owed to its executive officers (collectively, the “Management”) as of December 31, 2021 and included in accrued compensation on the accompanying unaudited consolidated balance sheet. Management agreed to accept 278 shares of the Company’s Series B convertible preferred stock in settlement of this accrued compensation. The conversion feature of the Series B Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series B Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, the Company immediately recorded non-cash stock-based compensation of $957,556 related to the beneficial conversion feature arising from the issuance of Series B Preferred Stock.

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

During the six months ended June 30, 2023 and 2022, the Company accrued dividends of $11,226 and $9,847, respectively, which was included in Series B convertible preferred stock on the accompanying unaudited consolidated balance sheets.

As of June 30, 2023, the net Series B Preferred Stock balance was $1,192,427, which includes stated value of $1,144,624 and accrued dividends payable of $47,803. As of December 31, 2022, the net Series B Preferred Stock balance was $1,037,201, which includes stated value of $1,000,624 and accrued dividends payable of $36,577. The net Series B Preferred Stock balance is included on the accompanying unaudited consolidated balance sheets.

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
JUNE 30, 2023
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
JUNE 30, 2023
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

During the three months ended June 30, 2023, the Company issued 23,157,922 shares of its common stock upon the conversion of 826 shares of Series C preferred with a stated redemption value of $82,600. The conversion price was based on contractual terms of the related Series C preferred shares.

During the six months ended June 30, 2023 and 2022, the Company accrued dividends of $16,079 and $18,078, respectively, which was included in Series C convertible preferred stock on the accompanying unaudited consolidated balance sheets.

As of June 30, 2023, the net Series C Preferred Stock balance was $1,635,810, which includes stated liquidation value of $1,545,000 and accrued dividends payable of $90,810. As of December 31, 2022, the net Series C Preferred Stock balance was $1,803,731, which includes stated value of $1,729,000 and accrued dividends payable of $74,731. The net Series C Preferred Stock balance is included on the accompanying unaudited consolidated balance sheets.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

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

On February 6, 2023, the Company issued 6,666,667 shares of its common stock for public relations services to be rendered. These shares were valued at $40,000, or $0.006 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, the Company recorded stock-based professional fees of $31,667 and prepaid expense of $8,333, which will be amortized into professional fees over the term of the agreement.

On April 3, 2023, the Company issued 5,000,000 shares of its common stock for investor relations services to be rendered. These shares were valued at $22,500, or $0.0045 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, the Company recorded stock-based professional fees of $22,500, which was amortized into professional fees over the term of the agreement.

On June 3, 2023, the Company issued 1,500,000 shares of its common stock for investor relations services to be rendered. These shares were valued at $16,950, or $0.0011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, the Company recorded stock-based professional fees of $5,650 and prepaid expenses of $11,300, which will be amortized into professional fees over the remaining term of the agreement.

During the six months ended June 30, 2023 and 2022, the Company recorded stock-based professional fees of $38,000 and $116,550 in connection with the amortization to prepaid expenses related to common shares previously issued, respectively.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

On June 7, 2023, the Company issued 2,500,000 shares of its common stock to employees for services for services rendered. These shares were valued at $26,000, or $0.0104 per common share, based on the quoted closing price of the Company’s common stock on the measurement date.

During the six months ended June 30, 2023 and 2022, aggregate accretion of stock-based compensation expense on granted common shares amounted to $42,183 and $63,570, respectively. Total unrecognized compensation expense related to these unvested common shares on June 30, 2023 amounted to $0. By mutual agreement between the parties, the vesting date of previously granted shares was extended through May 2024.

The following table summarizes activity related to non-vested shares:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2022	16,970,120	$0.119
Granted	-	-
Shares vested	(2,000,000)	0.021
Non-vested, June 30, 2023	14,970,120	$0.132

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

During April and May 2023, the Company issued 21,371,481 shares of its common stock upon the conversion of principal of $62,000, accrued interest of $4,139, and fees of $2,250.

In May 2023, the Company issued the Lender 22,000,000 shares of common stock of the Company in exchange for settlement of the remaining $200,000 of the loan and all accrued interest amounting to $317,293, which were deemed paid in full (see Note 8 - BOCO Investment Note). The 22,000,000 shares issued were valued at $132,000, or $0.006 per share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with the issuamce of these shares, the Company recorded a gain from debt extinguishment of $68,000 calculated as the different in the principal amount settled for shares of $200,000 and the fair value of the shares on the measurement date of $132,000.

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

During the three months ended June 30, 2023, the Company issued 23,157,922 shares of its common stock upon the conversion of 826 shares of Series C preferred with a stated redemption value of $82,600. The conversion price was based on contractual terms of the related Series C preferred shares.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

Stock Options

For the six months ended June 30, 2023 and 2022, the Company recorded no compensation expense related to stock options. Total unrecognized compensation expense related to unvested stock options on June 30, 2023 amounted to $0.

Stock option activities for the six months ended June 30, 2023 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2022	8,445,698	$0.40	3.43	-
Exercised	-	-	-	-
Balance Outstanding, June 30, 2023	8,445,698	$0.40	2.90	$-
Exercisable, June 30, 2023	8,445,698	$0.40	2.90	$-

Warrants

Warrant activities for the six months ended June 30, 2023 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2022	34,000,000	$0.011	3.73	$-
Granted	-	-	-	-
Balance Outstanding June 30, 2023	34,000,000	$0.011	3.24	$-
Exercisable, June 30, 2023	34,000,000	$0.011	3.24	$-

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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

The aggregate number of shares of common stock and number of shares of the Company’s common stock that may be subject to incentive stock options granted under the 2018 Plan is 50,000,000 shares, of which 11,445,698 shares have been issued or granted under incentive stock options and 29,451,070 shares of restricted stock have been issued as of June 30, 2023. All shares underlying grants are expected to be issued from the Company’s unissued authorized shares available.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of June 30, 2023, other than discussed below, the Company is not involved in any other pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

On January 20, 2022, we received an Order Directing Examination and Designating Officers to Take Testimony (a “Formal Order”) from the SEC. The Formal Order authorizes that an examination be made to determine whether a stop order should be issued under Section 8(d) of the Securities Act of 1933 with respect to the Company’s Registration Statement on Form S-1, and any supplements and amendments thereto. The Formal Order indicates that the Form S-1 may be deficient in that it may contain untrue statements of material fact or omit to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading concerning, among other things, the Company’s revenue and financial condition. On April 15, 2022, the Company filed an amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The restatement had the cumulative effect of decreasing the Company’s reported revenue for Fiscal 2020 by $102,569 and decreasing the Company’s bad debt expense for the same period by $102,569. There was no effect on Company’s reported net loss for Fiscal 2020 or on the financial condition of the Company on December 31, 2020. The Company received a subpoena from the SEC on April 25, 2022, requesting all documents and communications concerning the review of C-Bond’s revenue recognition practices for fiscal year 2020. The Company has provided the requested information and its Chief Executive Officer provided his testimony regarding this Formal Order in October 2022. The Company also filed a request to withdraw its Registration Statement on Form S-1 (“S-1”) (File No. 333-261472) (the “Registration Statement”), filed by the Company with the Securities and Exchange Commission on December 3, 2021. The S-1 related to shares of common stock underlying certain convertible promissory notes held by selling securityholders. The S-1 was not declared effective and no securities were sold in reliance thereon.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

On March 8, 2021, a former officer of the Company resigned. Both parties alleged certain claims against the other, including certain compensation claims. Neither party has filed litigation. The Company intends to vigorously defend itself against any possible claims and assert any relevant claims against the former executive and believes it will prevail.

In July 2021, a former consultant of the Company filed a small claims case for approximately $16,000 in Harris County, TX, and the Company filed its response in August 2021. The Company has received a civil notice of trial setting for September 7, 2023. The individual served as a consultant and never an employee and the Company believes the claim is without merit. The Company intends to vigorously defend itself against the claim made and believes it will prevail. As of June 30, 2023 and December 31, 2022, the Company has accrued compensation of $18,250 to this former employee, which is included in accrued compensation on the accompanying unaudited consolidated balance sheets.

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
JUNE 30, 2023
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

Licensing agreement

Pursuant to an agreement dated April 8, 2016, between the Company and Rice University, Rice University has granted a non-exclusive license to the Company, in nanotube-based surface treatment for strengthening glass and related materials under Rice’s intellectual property rights, to use, make, distribute, offer and sell the licensed products specified in the agreement. In consideration for which, the Company had to pay a one-time non-refundable license fee of $10,000 and royalty payments of 5% of net sales of the licensed products during the term of the agreement and a sell-off period of 180 days from termination, In addition, the Company is required to pay for the maintenance of the patents, This agreement will continue until the expiration of the last to expire of the licensed property rights, unless terminated earlier in accordance with the terms of the agreement. There have been no royalty payments paid or due through June 30, 2023.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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

NOTE 11 – CONCENTRATIONS

Concentrations Of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits. The Company places its cash in banks at levels that, at times, may exceed federally insured limits. On June 30, 2023, the Company had cash in bank in excess of FDIC insured levels of $1,157,360. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions. The Company reviews its bank relationships in order to mitigate its risk to ensure that its exposure is limited or reduced to the FDIC protection limits. The Company has not experienced any losses in such accounts through June 30, 2023.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

Geographic Concentrations of Sales

During the six months ended June 30, 2023 and 2022, all sales were in the United States.

Customer Concentrations

For the six months ended June 30, 2023, one customer accounted for approximately 14.8% of total sales. For the six months ended June 30, 2022, no customer accounted for over 10% of total sales. On June 30, 2023, two customers accounted for 27.8% (10.9% and 16.9%, respectively) of the total accounts receivable balance. On December 31, 2022, three customers accounted for 41.1% (10.3%, 19.3% and 11.5%, respectively) of the total accounts receivable balance.

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

NOTE 12 – SEGMENT REPORTING

During the six months ended June 30, 2023 and 2022, the Company operated in two reportable business segments - (1) the manufacture and sale of a windshield strengthening water repellent solution as well as a disinfection product, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system (the “C-Bond Segment”), and (2) the distribution and installation of window film solutions (the “Mobile Tint Segment”). The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations.

Information with respect to these reportable business segments for the three and six months ended June 30, 2023 and 2022 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
C-Bond	$31,166	$78,805	$124,372	$177,974
Mobile Tint	382,889	461,562	804,903	873,102
	414,055	540,367	929,275	1,051,076
Depreciation and amortization:
C-Bond	132	2,138	569	4,432
Mobile Tint	20,413	20,617	40,826	41,233
	20,545	22,755	41,395	45,665
Interest expense:
C-Bond	357	-	357	-
Mobile Tint	6,655	4,942	11,798	8,656
Other (a)	161,141	358,596	355,483	603,462
	168,153	363,538	367,638	612,118
Net income (loss):
C-Bond	3,759,343	(242,893)	3,483,967	(528,615)
Mobile Tint	(93,201)	(50,326)	(176,813)	(115,428)
Other (a)	108,131	(716,133)	(255,968)	(2,284,728)
	$3,774,273	$(1,009,352)	$3,051,186	$(2,928,771)

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

	June 30, 2023	December 31, 2022
Identifiable long-lived tangible assets on June 30, 2023 and December 31, 2022 by segment:
C-Bond	$-	$1,684
Mobile Tint	79,048	94,622
	$79,048	$96,306

(a)	The Company does not allocate any general and administrative or financing expenses of its holding company activities to its reportable segments, because these activities are managed at the corporate level.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

Transaction Price

The Company agrees with its customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances, labor costs, and freight. In the Company’s C-Bond contracts with customers, the Company allocates the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Returns of the Company’s product by its customers are permitted only when the product is not to specification and were not material for the six months ended June 30, 2023 and 2022. Any sales tax, value added tax, and other tax the Company collects concurrently with its revenue-producing activities are excluded from revenue.

Revenue Disaggregation

The Company tracks its revenue by product. The following table summarizes our revenue by product for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
	2023	2022
C-Bond Secure multi-purpose and BRS ballistic resistant glass protection systems	$9,709	$57,670
C-Bond nanoShield solution sales (See Note 16)	112,413	145,236
Disinfection products	-	10,880
C-Bond installation and other services	-	40
Window tint installation and sales recognized over time	804,903	835,139
Freight and delivery	2,250	2,111
Total	$929,275	$1,051,076

NOTE 14 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITIES

In October 2019, the Company entered into an 18-month lease agreement for the lease of office and warehouse space under a non-cancelable operating lease through May 31, 2021. From the lease commencement date of December 1, 2019 until November 30, 2020, monthly rent shall be $4,444 and from December 1, 2020 to May 31, 2021, monthly rent shall be $4,577 per month. On May 12, 2021 and effective June 1, 2021, the Company entered into an amendment to the lease which extended the lease for one year until May 31, 2022 at a monthly base rent of $5,283. On May 4, 2022 and effective June 1, 2022, the Company entered into an amendment to the lease which extended the lease for three years until May 31, 2025. On June 15, 2023, in connection with the sale of the Company’s nanoShield product line, the purchaser assumed the operating lease and the Company vacated the premises.

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

In September 2021, the Company entered into a 48-month lease agreement for the lease of office equipment under a non-cancelable operating lease through September 2025. The monthly base rent is $365 per month. This lease has been assumed by CB NANOSHIELD LLC as part of its purchase of the nanoShield Assets.

In February 2022, the Company entered into a 36-month lease agreement for the lease of a vehicle under a non-cancelable operating lease through January 2025. The monthly base rent is $788 per month.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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

During the six months ended June 30, 2023 and 2022, in connection with its property operating leases, the Company recorded rent expense of $67,901 and $79,473, respectively, which is expensed during the period and included in general and administrative expenses on the accompanying unaudited consolidated statements of operations.

The significant assumption used to determine the present value of the lease liabilities in February 2022 was discount rates ranging from 4% and 12% which was based on the Company’s estimated average incremental borrowing rate.

On June 30, 2023 and December 31, 2022, right-of-use asset (“ROU”) is summarized as follows:

	June 30, 2023	December 31, 2022
Office leases and office equipment right of use assets	$279,162	$480,293
Less: accumulated amortization	(92,531)	(104,881)
Balance of ROU assets	$186,631	$375,412

On June 30, 2023 and December 31, 2022, operating lease liabilities related to the ROU assets are summarized as follows:

	June 30, 2023	December 31, 2022
Lease liabilities related to office leases right of use assets	$186,631	$376,566
Less: current portion of lease liabilities	(57,910)	(117,671)
Lease liabilities – long-term	$128,721	$258,895

On June 30, 2023, future minimum base lease payments due under non-cancelable operating leases are as follows:

Twelve months ended June 30,	Amount
2024	$76,654
2025	72,714
2026	67,200
2027	5,600
Total minimum non-cancelable operating lease payments	222,168
Less: discount to fair value	(35,537)
Total lease liability on June 30, 2023	$186,631

NOTE 15 – RELATED PARTY TRANSACTIONS

Note Payable - Related Party

On May 2, 2022, the Company entered into a Promissory Note (the “May 2022 Note”) in the principal amount of $250,000 with the Company’s chief executive officer. The May 2022 Note was funded in May 2022 and the Company received net proceeds of $250,000. The May 2022 Note bears interest at a rate of 6% per annum and all outstanding principal and accrued and unpaid interest is due on May 2, 2024. At any time, the Company may prepay all or any portion of the principal amount of the May 2022 Note and any accrued and unpaid interest without penalty. For the six months ended June 30, 2023, interest expense – related party amounted to $5,663. In May 2023, the Company repaid $200,000 of the May 2022 Note. On June 30, 2023, principal amount due and accrued interest payable - related party amounted to $50,000 and $15,690, respectively. On December 31, 2022, principal amount due and accrued interest payable - related party amounted to $250,000 and $10,027, respectively.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

NOTE 16 – SALE OF NANOSHIELD PRODUCT LINE

On May 8, 2023, the Company entered into an Asset Purchase Agreement (the “APA”) with Apex Protect GPS, LLC (the “Buyer”), a Texas limited liability company, whereby the Company agreed to sell its C-Bond nanoShield™ business, including intangible assets, intellectual property, work in process, furniture, fixtures, equipment, inventory and other physical assets of the Company’s C-Bond nanoShield division (the “Assets”) to the Buyer for a purchase price of $4,000,000 in cash (the “Transaction”). The Transaction closed on May 8, 2023. Following the Closing, the parties entered into an Assignment and Agreement to Re-Execute (“Assignment”) on June 15, 2023, by and among the Company; Apex Protect GPS, LLC, (“Assignor”) and CB Nanoshield, LLC, (“Assignee”), whereby the Assignor assigned all its right to the (i) APA; (ii) Bill of Sale (iii) IP Agreements; and (iv) and any memorandums, schedules and exhibits related to the foregoing to Assignee.

The Assets were sold and transferred to buyer by means of (i) with respect to the physical assets, a Bill of Sale”); and (ii) with respect to intangible assets or intellectual property, a Patent and Trademark Assignment Agreement, a Patent and Know-How License Agreement, and a Patent License-Back Agreement.

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

Following the Closing, the Parties completed a transaction wherein the Company assigned to Buyer, and Buyer took assignment from the Company, the lease for the premises located at 6035 South Loop East, Houston, Texas 77033 (the “Lease”) pursuant to a lease assignment and assumption agreement as agreed to by the Parties and the lessor pursuant to the Lease.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
(UNAUDITED)

In connection with the APA, the Company received net proceeds of $1,989,755, after the repayment and settlement of notes payable and convertible notes payable as follows:

1)	The Company repaid and settled the BOCO Investments, LLC Note (See Note 8) with a principal balance of $400,000 and accrued interest payable of $310,192 for a cash payment of $200,000 and the issuance of 22,000,000 shares of the Company’s common stock.

2)	The Company repaid GS Capital Partners, LLC $419,260 for notes dated June 23, 2022, July 26, 2022, and September 6, 2022 (collectively, the “GS Notes”), and GS Capital Partners, LLC deemed the GS Notes paid in full.

3)	The Company repaid Mercer Street Global Opportunity Fund, LLC (“Mercer”) $271,825 for notes dated March 14, 2022 and November 22, 2022 (collectively, the “Secured Mercer Notes”).

4)	The Company repaid Jeff Badders $875,000 for notes dated May 5, 2021, November 8, 2022, and April 4, 2023.

5)	The Company repaid 1800 Diagonal Lending, LLC $288,035 for notes dated November 4, 2022, December 27, 2022, and March 17, 2023 (collectively, the “1800 Diagonal Notes”), and 1800 Diagonal Lending, LLC deemed the 1800 Diagonal Notes paid in full.

In connection with the sale of the C-Bond nanoShield product line, the Company recorded a gain from the sale of the product line of $4,051,709.

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

Overview

We are a nanotechnology company and sole owner, developer, and manufacturer of the patented C-Bond technology. We are engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality, and sustainability of brittle material systems. Our present primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally. We operate in two divisions: C-Bond Transportation Solutions (through the date of sale on May 8, 2023) and Patriot Glass Solutions. C-Bond Transportation Solutions sold a windshield strengthening, water repellent solution called C-Bond nanoShield™ and disinfection products. Patriot Glass Solutions sells multi-purpose glass strengthening primer and window film mounting solutions, including C-Bond BRS, a ballistic-resistant film system, and C-Bond Secure, a forced entry system. To date, we have filed, licensed and/or acquired a total of 23 individual patents and patent applications spanning core and strategic nano-technology applications and processes.

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

Following the Closing, the Parties completed a transaction wherein the Company assigned to Buyer, and Buyer took assignment from the Company, the lease for the premises located at 6035 South Loop East, Houston, Texas 77033 (the “Lease”) pursuant to a lease assignment and assumption agreement as to be reasonably agreed to by the Parties and the lessor pursuant to the Lease.

On May 8, 2023, in connection with the APA, the Company received net proceeds of $1,989,755, after paying debt and accrued interest of approximately $2,053,000. On June 30, 2023, the Company had cash of $1,511,527.

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited consolidated financial statements contained in this Report, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). You should read the discussion and analysis together with such financial statements and the related notes thereto.

Operating Overview

We are a nanotechnology company and sole owner, developer, and manufacturer of the patented C-Bond technology. We are engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality, and sustainability of brittle material systems. Our present primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally. We operated in two divisions: C-Bond Transportation Solutions (through the date of sale on May 8, 2023), and Patriot Glass Solutions. C-Bond Transportation Solutions, sold a windshield strengthening, water repellent solution called C-Bond nanoShield™ as well as disinfection products, and Patriot Glass Solutions, which sells multi-purpose glass strengthening primer and window film mounting solutions, including C-Bond BRS, a ballistic-resistant film systems, and C-Bond Secure, a forced entry system. The C-Bond technology enables ordinary glass to dissipate energy by permeating the glass surface and detecting microscopic flaws and defects that are randomly distributed all over the glass surface. C-Bond’s unique qualities then work to locate and repair the identified surface imperfections that weaken the glass composite structure and ultimately act as failure initiators. The C-Bond formula is engineered to maintain original glass design integrity while increasing the mechanical performance properties of the glass unit.

Revenue is generated by the sale of products through distributors and directly to dealers. C-Bond nanoShield and disinfection sales were generated through distribution channels. Sales of C-Bond Secure are made primarily to window film dealers who offer the product as an upsell during installation. Revenue is generated from the sale of C-Bond BRS on a project basis. C-Bond BRS is specified into project plans providing authorized installers a competitive advantage.

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

Going Concern

The unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had net income (loss) of $3,051,186 and $(2,928,771) for the six months ended June 30, 2023 and 2022, respectively. Net cash used in operations was $912,997 and $799,374 for the six months ended June 30, 2023 and 2022, respectively. Additionally, as of June 30, 2023, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $59,633,941, $3,167,768 and $1,076,099, respectively. On May 8, 2023, the Company sold its C-Bond nanoShield product line and technology and received net proceeds of $4,042,631, before paying off debt. The proceeds were used to repay convertible notes payable, notes payable and related accrued interest. On June 30, 2023, the Company had cash of $1,511,527. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares and preferred shares, and from the issuance of promissory notes and convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies

The following discussion and analysis of our consolidated financial condition and consolidated results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management continually evaluates such estimates, including those related to estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete or slow moving inventory, estimated used in the calculation of percentage of completion on uncompleted jobs, purchase price allocation of acquired businesses, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the estimate of the fair value of the right of use asset and lease liability, the valuation of redeemable and mandatorily redeemable preferred stock, the value of beneficial conversion features and deemed dividends, the valuation of deferred tax assets, and the fair value of non-cash equity transactions. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the unaudited consolidated financial statements.

Segment reporting

During the six months ended June 30, 2023 and 2022, we operated in two reportable business segments - (1) the manufacture and sale of a windshield strengthening water repellent solution through the sale date of the nanoShield product line and related technology on May 8, 2023, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system (the “C-Bond Segment”), and (2) the distribution and installation of window film solutions (the “Mobile Segment”). Our reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations.

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

See Note 2 to our unaudited consolidated financial statements for a summary of significant accounting policies and recent accounting pronouncements.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements for the three and six months ended June 30, 2023 and 2022, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three and six months ended June 30, 2023 and 2022.

Comparison of Results of Operations for the Three and Six Months ended June 30, 2023 and 2022

Sales

For the three months ended June 30, 2023, sales amounted to $414,055 as compared to $540,367 for the three months ended June 30, 2022, a decrease of $126,312, or 23.4%. In May 2023, we sold our C-Bond nanoShield solutions product line and accordingly, which accounted for $26,825 and $66,258 of total sales for the three months ended June 30, 2023 and 2022, respectively.

For the six months ended June 30, 2023, sales amounted to $929,275 as compared to $1,051,076 for the six months ended June 30, 2022, a decrease of $121,801, or 11.6%. In May 2023, we sold our C-Bond nanoShield solutions product line and accordingly, which accounted for $112,413 and $145,236 of total sales for the six months ended June 30, 2023 and 2022, respectively, a decrease of $32,823. Additionally, for the six months ended June 30, 2023 and compared to the six months ended June 30, 2022, sale of window tint installation and sales recognized over time decreased by $30,236, sales from C-Bond Secure multi-purpose and BRS ballistic resistant glass protection systems decreased by $47,961, and sale of disinfection products decreased by $10,880.

Cost of Goods Sold

In connection with our C-Bond Solutions segment, cost of goods sold is comprised primarily of cost of raw materials and finished inventory sold, packaging costs, and warranty costs. In connection with our Mobile segment, cost of goods sold is comprised primarily of cost of raw materials such as film, labor, subcontractor costs, equipment rental, and supplies.

For the three months ended June 30, 2023, cost of sales amounted to $209,071 as compared to $209,704 for the three months ended June 30, 2022, a decrease of $633, or 0.3%.

For the six months ended June 30, 2023, cost of sales amounted to $454,431 as compared to $459,334 for the six months ended June 30, 2022, a decrease of $4,903, or 1.1%. Generally, we recognize a higher gross profit percentage on the sale of C-bond nanoShield and C-bond ballistic resistant glass protections systems than we do on the Mobile.

Gross Profit

For the three months ended June 30, 2023, gross profit amounted to $204,984, or 49.5% of sales, as compared to $330,663, or 61.2% of sales, for the three months ended June 30, 2022, a decrease of $125,679, or 38.0%.

For the six months ended June 30, 2023, gross profit amounted to $474,844, or 51.1% of sales, as compared to $591,742, or 56.3% of sales, for the six months ended June 30, 2022, a decrease of $116,898, or 19.7%. Generally, we recognize a higher gross profit percentage on the sale of C-bond nanoShield and C-bond ballistic resistant glass protections systems than we do on the sale of disinfection products and from Mobile Tint installations and services.

Operating Expenses

For the three months ended June 30, 2023, operating expenses amounted to $776,848 as compared to $742,157 for the three months ended June 30, 2022, an increase of $34,691, or 4.7%. For the six months ended June 30, 2023, operating expenses amounted to $1,570,310 as compared to $2,677,000 for the six months ended June 30, 2022, a decrease of $1,106,690, or 41.3%. For the three and six months ended June 30, 2023 and 2022, operating expenses consisted of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
Compensation and related benefits, including stock-based compensation charges	$441,181	$424,714	$868,053	$1,840,732
Professional fees	193,263	132,052	380,953	446,264
General and administrative expenses	142,404	185,391	321,304	390,004
Total	$776,848	$742,157	$1,570,310	$2,677,000

Compensation and related benefits

For the three months ended June 30, 2023, compensation and related benefits increased by $16,467, or 3.9%, as compared to the three months ended June 30, 2022. This increase was primarily due to an increase in stock-based compensation of $23,428, offset by a decrease in compensation and related benefits of $6,961.

For the six months ended June 30, 2023, compensation and related benefits decreased by $972,679, or 52.8%, as compared to the six months ended June 30, 2022. This decrease was primarily due to a decrease in stock-based compensation of $978,943, offset by an increase in compensation and related benefits of $6,264.

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

Professional fees

For the three months ended June 30, 2023, professional fees increased by $61,211, or 46.3%, as compared to the three months ended June 30, 2022. This increase was primarily related to an increase in legal fees of $20,805, an increase in consulting fee of $62,620, and an increase in other professional fees of $3,225, offset by a decrease in accounting fees of $25,439.

For the six months ended June 30, 2023, professional fees decreased by $65,311, or 14.6%, as compared to the six months ended June 30, 2022. This decrease was primarily related to a decrease in legal fees of $1,398, a decrease in investor relations fees of $3,834, and a decrease in accounting fees of $71,676, offset by an increase in other professional fees of $11,597.

General and administrative

For the three months ended June 30, 2023, general and administrative expenses decreased by $42,987, or 23.2%, as compared to the three months ended June 30, 2022. For the six months ended June 30, 2023, general and administrative expenses decreased by $68,700, or 17.6%, as compared to the six months ended June 30, 2022. These decreases are primarily attributable to a decrease in sales and marketing expenses, and other cost cutting measures.

Other Operating Income

During the three and six months ended June 30, 2023, we reported a gain on sale of our nanoShield product line of $4,051,709. We did not record other operating income during the 2022 periods.

Income (Loss) from Operations

For the three months ended June 30, 2023, income (loss) from operations amounted to $3,479,845 and $(411,494), respectively, a positive change of $3,891,339, or 945.7%.

For the six months ended June 30, 2023, income (loss) from operations amounted to $2,956,243 and $(2,085,258), respectively, a positive change of $5,041,501, or 241.8%.

Other Income (Expenses), net

For the three months ended June 30, 2023, other income (expenses), net amounted to $294,428 as compared to $(597,858) for the three months ended June 30, 2022, a positive change of $892,286, or 149.2%. This change was primarily due to a decrease in interest expense of $195,385 related to a decrease in the amortization of debt discount and a decrease in interest-bearing debt, $143,811, and an increase in gain on debt extinguishment of $696,901 related to the payoff and settlement of debt using proceeds from the sale of nanoShield product line and related technologies.

For the six months ended June 30, 2023, other income (expenses), net amounted to $94,943 as compared to $(843,513) for the six months ended June 30, 2022, a positive change of $938,456, or 111.3%. This change was primarily due to a decrease in interest expense of $244,480 related to a decrease in the amortization of debt discount and a decrease in interest-bearing debt, and an increase in gain on debt extinguishment of $693,976 related to the payoff and settlement of debt using proceeds from the sale of nanoShield product line and related technologies.

Net Income (Loss)

Due to factors discussed above, for the three months ended June 30, 2023 and 2022, net income (loss) amounted to $3,774,273 and $(1,009,352), respectively. For the three months ended June 30, 2023, net income attributable to common shareholders, which included dividends accrued on Series B and C preferred stock of $13,618 and the deduction of net loss attributable to noncontrolling interests of $18,640, amounted to $3,779,295, or $0.01 per common share (basic) and $0.00 per common share (diluted). For the three months ended June 30, 2022, net loss attributable to common shareholders, which included dividends accrued on Series B and C preferred stock of $17,622 and the deduction of net loss attributable to noncontrolling interests of $10,066, amounted to $1,016,908, or $(0.00) per basic and diluted common share.

For the six months ended June 30, 2023, net income attributable to common shareholders, which included dividends accrued on Series B and C preferred stock of $27,305 and the deduction of net loss attributable to noncontrolling interests of $27,305, amounted to $3,059,243, or $0.01 per common share (basic) and $0.00 per common share (diluted). For the six months ended June 30, 2022, net loss attributable to common shareholders, which included dividends accrued on Series B and C preferred stock of $31,627 and the deduction of net loss attributable to noncontrolling interests of $31,627, amounted to $2,937,312, or $(0.01) per basic and diluted common share.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $1,511,527 and $97,091 as of June 30, 2023 and December 31, 2022, respectively.

Our primary uses of cash have been for compensation and related benefits, fees paid to third parties for professional services, and general and administrative expenses. We have received funds from the sales of products, from various financing activities such as from the sale of our common shares, from the sale of preferred shares and from debt financings. Additionally, we received net proceeds from the sale of our nanoShield product line and related technologies of $1,989,755, after the repayment and settlement of notes payable and convertible notes payable. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

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

As discussed elsewhere, on May 8, 2023, the Company entered into an Asset Purchase Agreement (the “APA”) with Apex Protect GPS, LLC (the “Buyer”), a Texas limited liability company, whereby the Company agreed to sell its C-Bond nanoShield™ business, including intangible assets, intellectual property, work in process, furniture, fixtures, equipment, inventory and other physical assets of the Company’s C-Bond nanoShield division (the “Assets”) to the Buyer for a purchase price of $4,000,000 in cash (the “Transaction”). The Transaction closed on May 8, 2023.

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

Cash Flows

For the Six months ended June 30, 2023 and 2022

The following table shows a summary of our cash flows for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(912,997)	$(799,374)
Net cash provided by investing activities	4,042,631	-
Net cash (used in) provided by financing activities	(1,715,198)	524,024
Net increase (decrease) in cash	1,414,436	(275,350)
Cash - beginning of the period	97,091	519,898
Cash - end of the period	$1,511,527	$244,548

Net Cash Used in Operating Activities:

Net cash flow used in operating activities was $912,997 for the six months ended June 30, 2023 as compared to net cash flow used in operating activities of $799,374 for the six months ended June 30, 2022, an increase of $113,623.

Net cash flow used in operating activities for the six months ended June 30, 2023 primarily reflected net income of $3,051,186, which was then adjusted for the add-back (deduction) of non-cash items primarily consisting of depreciation and amortization of $41,395, stock-based compensation expense of $42,183, stock-based professional fees of $97,817, amortization of debt discount of $95,922, non-cash interest expense for put premiums of $29,212, non-cash gain on debt extinguishment and inducement expense of $462,581, and gain from sale of nanoShield product line of $4,051,709, and changes in operating assets and liabilities consisting primarily of a decrease in accounts receivable of $188,934, an increase in inventory of $51,196, an increase in prepaid expenses of $15,434, an increase in contract assets of $52,487, a decrease in accounts payable of $50,027, an increase in accrued expenses of $8,040, an increase in contract liabilities of $157,363, an increase in accrued compensation of $49,812, and an increase in accrued interest – related party of $5,663.

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

Net Cash Provided by Investing Activities:

Net cash provided by investing activities was $4,042,631 for the six months ended June 30, 2023 as compared to $0 for the six months ended June 30, 2022.

During the six months ended June 30, 2023, we received net proceeds of $4,042,631 from the sale of our nanoShield product line and related technologies.

Net Cash Provided by (Used in) Financing Activities:

Net cash used in financing activities was $(1,715,198) for the six months ended June 30, 2023 as compared to net cash provided by financing activities of $524,024 for the six months ended June 30, 2022.

During the six months ended June 30, 2023, we received net proceeds from the sale of our common stock to our chief executive officer of $275,000, we received net proceeds from convertible notes payable of $50,000, and we received proceeds from notes payable of $175,000. These proceeds were offset by the repayment of notes payable of $1,792,448, the repayment of note payable – related party of $200,000, and the repayment of convertible notes payable of $222,750.

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

As of June 30, 2023, we determined that there was substantial doubt about our ability to maintain operations as a going concern. Our unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We will seek to raise capital through additional debt and/or equity financings to fund operations in the future. Although we have historically raised capital from sales of common and preferred shares, from the issuance of notes payable, and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. Our unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

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

The following tables summarize our contractual obligations as of June 30, 2023, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-2 years	3-5 years	5 + years
Notes payable	$38,756	$33,209	$5,547	$-	$-
Note payable – related party	50,000	-	50,000	-	-
Convertible note payable	1,031,250	1,031,250	-	-	-
Interest on notes payable	189,307	189,307	-	-	-
Operating lease gross base rent	222,168	76,654	139,914	5,600	-
Total	$1,531,481	$1,330,420	$195,461	$5,600	$-

As disclosed elsewhere, in connection with net proceeds received from the sale of our C-Bond nanoShield product line, we repaid or settled substantially all our notes payable and a portion of our convertible notes payable. We enter into agreements in the normal course of business with contracted research and testing organization, product distribution and material vendors which are payable or cancelable at any time with 30-day prior written approval.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements during the period presented as defined in the rules and regulations of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2023, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 20, 2022, we received an Order Directing Examination and Designating Officers to Take Testimony (a “Formal Order”) from the SEC. The Formal Order authorizes that an examination be made to determine whether a stop order should be issued under Section 8(d) of the Securities Act of 1933 with respect to the Company’s Registration Statement on Form S-1, and any supplements and amendments thereto. The Formal Order indicates that the Form S-1 may be deficient in that it may contain untrue statements of material fact or omit to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading concerning, among other things, the Company’s revenue and financial condition. On April 15, 2022, the Company filed an amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The restatement had the cumulative effect of decreasing the Company’s reported revenue for Fiscal 2020 by $102,569 and decreasing the Company’s bad debt expense for the same period by $102,569. There was no effect on Company’s reported net loss for Fiscal 2020 or on the financial condition of the Company at December 31, 2020. The Company received a subpoena from the SEC on April 25, 2022, requesting all documents and communications concerning the review of C-Bond’s revenue recognition practices for fiscal year 2020. The Company has provided the requested information and its Chief Executive Officer provided his testimony regarding this Formal Order in October 2022. The Company also filed a request to withdraw its Registration Statement on Form S-1 (“S-1”) (File No. 333-261472) (the “Registration Statement”), filed by the Company with the Securities and Exchange Commission on December 3, 2021. The S-1 related to shares of common stock underlying certain convertible promissory notes held by selling securityholders. The S-1 was not declared effective and no securities were sold in reliance thereon.

On March 8, 2021, a former officer of the Company resigned. The Company and the former officer alleged certain claims against each other, including certain compensation claims. Neither party has initiated litigation. The Company intends to vigorously defend itself against any possible claims and assert any relevant claims against the former executive and believes it will prevail.

In July 2021, a former consultant of the Company filed a small claims case for approximately $16,000 in Harris County, TX, and the Company filed its response on August 2021. The Company has received a civil notice of trial setting for September 7, 2023. The individual served as a consultant and never an employee and the Company believes the claim is without merit. The Company intends to vigorously defend itself against any claim made and believes it will prevail.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

On April 3, 2023, we issued 5,000,000 shares of our common stock for investor relations services to be rendered. These shares were valued at $22,500, or $0.0045 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, we recorded stock-based professional fees of $22,500, which was amortized into professional fees over the term of the agreement.

2.	On June 3, 2023, we issued 1,500,000 shares of our common stock for investor relations services to be rendered. These shares were valued at $16,950, or $0.0011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, we recorded stock-based professional fees of $5,650 and prepaid expenses of $11,300, which will be amortized into professional fees over the remaining term of the agreement.

3.

On June 7, 2023, we issued 2,500,000 shares of our common stock to employees for services for services rendered. These shares were valued at $26,000, or $0.0104 per common share, based on the quoted closing price of the Company’s common stock on the measurement date.

4.	During the three months ended June 30, 2023, the Company issued 23,157,922 shares of its common stock upon the conversion of 826 shares of Series C preferred with a stated redemption value of $82,600. The conversion price was based on contractual terms of the related Series C preferred shares.

5.	During April and May 2023, the Company issued 21,371,481 shares of its common stock upon the conversion of principal of $62,000, accrued interest of $4,139, and fees of $2,250.

6.	In May 2023, the Company issued the Lender 22,000,000 shares of common stock of the Company in exchange for settlement of the remaining $200,000 of the loan and all accrued interest amounting to $317,293, which were deemed paid in full. The 22,000,000 shares issued were valued at $132,000, or $0.006 per share, based on the quoted closing price of the Company’s common stock on the measurement date.

The above securities were issued in reliance upon the exemptions provided by Section 4(a)(2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None,

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

C-BOND SYSTEMS, INC.

Dated: August 14, 2023	By:	/s/ Scott R. Silverman
Scott R. Silverman
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)