Form 10-Q
period 2023-09-30
C-Bond Systems, Inc
filed 2023-11-14
CIK 1421636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

There were 532,818,051 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding as of November 14, 2023.

C-BOND SYSTEMS, INC.

FORM 10-Q

SEPTEMBER 30, 2023

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,133,129	$97,091
Accounts receivable, net	270,803	269,442
Inventory	110,339	77,446
Prepaid expenses and other current assets	34,863	71,171
Contract assets	-	279

Total Current Assets	1,549,134	515,429

OTHER ASSETS:
Property and equipment, net	183,886	96,306
Right of use asset, net	172,754	375,412
Intangible asset, net	242,040	279,918
Goodwill	350,491	350,491
Security deposit	-	6,482

Total Other Assets	949,171	1,108,609

TOTAL ASSETS	$2,498,305	$1,624,038

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible note payable, net of discount - current portion	$1,031,250	$1,031,250
Notes payable, net of discount - current portion	80,695	1,576,438
Accounts payable	724,603	779,765
Accrued expenses	405,995	736,393
Accrued interest payable - related party	386	10,027
Accrued compensation	385,423	590,632
Contract liabilities	136,427	22,637
Lease liabilities, current portion	59,548	117,671

Total Current Liabilities	2,824,327	4,864,813

LONG-TERM LIABILITIES:
Convertible notes payable, net of current portion	-	251,263
Notes payable, net of current portion and discount	59,869	208,804
Note payable - related party	-	250,000
Lease liabilities, net of current portion	113,206	258,895

Total Long-term Liabilities	173,075	968,962

Total Liabilities	2,997,402	5,833,775

Commitments and Contingencies (See Note 10)

Series B convertible preferred stock: $0.10 par value, 100,000 shares designated; 1,144 and 1,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively ($1,198,197 redemption and liquidation value at September 30, 2023)	1,198,197	1,037,201

Series C convertible preferred stock: $0.10 par value, 100,000 shares designated; 15,150 and 17,290 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively ($2,420,285 redemption and liquidation value at September 30, 2023)	1,613,523	1,803,731

SHAREHOLDERS’ DEFICIT:
Preferred stock: $0.10 par value, 2,000,000 shares authorized; 100,000 Series B and 100,000 Series C designated, none issued and outstanding	-	-
Common stock: $0.001 par value, 4,998,000,000 shares authorized; 532,818,051 and 350,270,172 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	532,818	350,270
Additional paid-in capital	55,852,477	55,141,503
Accumulated deficit	(59,840,149)	(62,693,184)
Total C-Bond Systems, Inc. shareholders’ deficit	(3,454,854)	(7,201,411)
Noncontrolling interest	144,037	150,742

Total Shareholders’ Deficit	(3,310,817)	(7,050,669)

Total Liabilities and Shareholders’ Deficit	$2,498,305	$1,624,038

See accompanying unaudited notes to the unaudited consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

SALES:	$813,951	$573,649	$1,743,226	$1,624,725

COST OF SALES (excluding depreciation expense)	346,611	246,346	801,042	705,680

GROSS PROFIT	467,340	327,303	942,184	919,045

OPERATING EXPENSES:
Compensation and related benefits (including stock-based compensation of $0 and $4,445 for the three months ended September 30, 2023, and 2022, and $42,183 and $1,025,571 for the nine months ended September 30, 2023 and 2022, respectively)	(308,991)	(412,642)	(1,177,044)	(2,253,374)
Professional fees	(111,005)	(217,123)	(491,958)	(663,387)
General and administrative expenses	(161,975)	(198,362)	(483,279)	(588,366)

Total Operating Expenses	(581,971)	(828,127)	(2,152,281)	(3,505,127)

OTHER OPERATING INCOME:
Gain on sale of product line	-	-	4,051,709	-

INCOME (LOSS) FROM OPERATIONS	(114,631)	(500,824)	2,841,612	(2,586,082)

OTHER INCOME (EXPENSES):
Gain (loss) on debt extinguishment, net	9,250	-	471,831	(231,395)
Interest expense	(58,301)	(440,552)	(420,276)	(1,051,437)
Interest expense - related party	(386)	(5,014)	(6,049)	(6,247)

Total Other Income (Expenses), net	(49,437)	(445,566)	45,506	(1,289,079)

NET INCOME (LOSS)	(164,068)	(946,390)	2,887,118	(3,875,161)

Net (income) loss of subsidiary attributable to noncontrolling interest	(28,657)	8,529	6,705	31,615
Preferred stock dividend	(13,483)	(14,619)	(40,788)	(46,246)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(206,208)	$(952,480)	$2,853,035	$(3,889,792)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.00)	$(0.00)	$0.01	$(0.01)
Diluted	$(0.00)	$(0.00)	$0.00	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	524,747,583	319,825,057	478,703,698	299,609,959
Diluted	524,747,583	319,825,057	2,355,294,011	299,609,959

See accompanying unaudited notes to the unaudited consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Noncontrolling	Shareholders’
	# of Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, December 31, 2022	350,270,172	$350,270	$55,141,503	$(62,693,184)	$150,742	$(7,050,669)

Common stock issued for cash and accrued compensation	54,545,455	54,545	245,455	-	-	300,000
Common stock issued for professional fees	6,666,667	6,667	33,333	-	-	40,000
Common stock issued for accrued compensation	9,636,364	9,636	43,364	-	-	53,000
Common stock issued for conversion of Series C preferred stock	26,585,614	26,586	74,814	-	-	101,400
Preferred stock dividends and deemed dividend	-	-	-	(13,687)	-	(13,687)
Accretion of stock-based compensation	-	-	12,137	-	-	12,137
Net loss	-	-	-	(706,365)	(16,722)	(723,087)

Balance, March 31, 2023	447,704,272	447,704	55,550,606	(63,413,236)	134,020	(7,280,906)

Common stock issued for professional fees	6,500,000	6,500	32,950	-	-	39,450
Common stock issued for compensation	2,500,000	2,500	23,500	-	-	26,000
Common stock issued for conversion of Series C preferred stock	23,157,922	23,158	59,442	-	-	82,600
Common stock issued for conversion of debt, accrued interest and fees	43,371,481	43,372	157,017	-	-	200,389
Preferred stock dividends and deemed dividend	-	-	-	(13,618)	-	(13,618)
Accretion of stock-based compensation	-	-	4,046	-	-	4,046
Net income	-	-	-	3,792,913	(18,640)	3,774,273

Balance, June 30, 2023	523,233,675	523,234	55,827,561	(59,633,941)	115,380	(3,167,766)

Common stock issued for professional fees	1,000,000	1,000	3,500	-	-	4,500
Common stock issued for conversion of Series C preferred stock	8,584,376	8,584	21,416	-	-	30,000
Preferred stock dividends and deemed dividend	-	-	-	(13,483)	-	(13,483)
Net loss	-	-	-	(192,725)	28,657	(164,068)

Balance, September 30, 2023	532,818,051	$532,818	$55,852,477	$(59,840,149)	$144,037	$(3,310,817)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Noncontrolling	Shareholders’
	# of Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, December 31, 2021	282,216,632	$282,217	$53,064,616	$(57,515,129)	$189,255	$(3,979,041)

Common stock issued for accounts payable	90,859	90	2,084	-	-	2,174
Common stock issued for compensation	500,000	500	13,750	-	-	14,250
Common stock issued for conversion of Series C preferred stock	1,543,151	1,543	10,457	-	-	12,000
Common stock issued in connection with debt	823,529	824	12,139	-	-	12,963
Preferred stock dividends and deemed dividend	-	-	-	(14,005)	-	(14,005)
Accretion of stock-based compensation	-	-	42,702	-	-	42,702
Beneficial conversion charge for issuance of Series B preferred shares for accrued compensation recorded as stock-based compensation	-	-	957,556	-	-	957,556
Net loss	-	-	-	(1,906,399)	(13,020)	(1,919,419)

Balance, March 31, 2022	285,174,171	285,174	54,103,304	(59,435,533)	176,235	(4,870,820)
	-
Common stock issued for professional fees	7,000,000	7,000	95,000	-	-	102,000
Common stock issued for conversion of Series C preferred stock	13,184,548	13,185	88,815	-	-	102,000
Common stock issued in connection with debt	1,750,000	1,750	30,986	-	-	32,736
Preferred stock dividends and deemed dividend	-	-	3,702	(17,622)	-	(13,920)
Accretion of stock-based compensation	-	-	6,618	-	-	6,618
Relative fair value of warrants issued in connection with debt	-	-	325,785	-	-	325,785
Beneficial conversion feature on convertible debt	-	-	469,899	-	-	469,899
Beneficial conversion feature buyback related to debt extinguishment	-	-	(160,993)	-	-	(160,993)
Net loss	-	-	-	(999,286)	(10,066)	(1,009,352)

Balance, June 30, 2022	307,108,719	307,109	54,963,116	(60,452,441)	166,169	(5,016,047)

Common stock issued for compensation	3,000,000	3,000	(3,000)	-	-	-
Common stock issued for professional fees	7,954,545	7,954	83,296	-	-	91,250
Common stock issued in connection with debt	7,671,634	7,672	57,260	-	-	64,932
Preferred stock dividends and deemed dividend	-	-	733	(14,619)	-	(13,886)
Accretion of stock-based compensation	-	-	4,445	-	-	4,445
Beneficial conversion feature on convertible debt adjustment	-	-	(115,684)	-	-	(115,684)
Net loss	-	-	-	(937,861)	(8,529)	(946,390)

Balance, September 30, 2022	325,734,898	$325,735	$54,990,166	$(61,404,921)	$157,640	$(5,931,380)

See accompanying unaudited notes to the unaudited consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,887,118	$(3,875,161)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	63,953	68,230
Amortization of debt discount to interest expense	96,075	910,907
Interest expense for put premium on convertible notes	29,212	-
Non-cash interest expense from fees on debt conversion	2,250	-
Stock-based compensation	42,183	1,025,571
Stock-based professional fees	119,700	228,946
Bad debt (recovery) expense	(10,331)	7,716
Non-cash (gain) loss on debt extinguishment and inducement expense	(471,831)	231,395
Gain from sale of Nanoshield product line	(4,051,709)	-
Lease costs	660	586
Change in operating assets and liabilities:
Accounts receivable	8,970	(86,571)
Inventory	(42,388)	(1,287)
Prepaid expenses and other assets	(734)	23,763
Contract assets	279	82,805
Accounts payable	(55,162)	(8,721)
Accrued expenses	23,285	122,074
Accrued interest - related party	(9,641)	6,247
Accrued compensation	26,041	26,927
Contract liabilities	113,790	53,462

NET CASH USED IN OPERATING ACTIVITIES	(1,228,280)	(1,183,111)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(114,770)	-
Proceeds from the sale of Nanoshield product line	4,042,631	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	3,927,861	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	275,000	-
Proceeds from note payable - related party	-	250,000
Repayment of note payable - related party	(250,000)	-
Proceeds from notes payable	291,621	641,260
Repayment of notes payable	(1,807,414)	(75,480)
Proceeds from convertible notes payable	50,000	-
Repayment of convertible notes payable	(222,750)	-

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,663,543)	815,780

NET INCREASE (DECREASE) IN CASH	1,036,038	(367,331)

CASH, beginning of period	97,091	519,898

CASH, end of period	$1,133,129	$152,567

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$225,739	$15,287
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as prepaid for services	$83,950	$193,250
Common stock issued for accrued compensation	$78,000	$-
Series B preferred stock issued for accrued compensation	$144,000	$278,654
Preferred stock dividend accrued	$40,788	$41,811
Deemed dividend related to ratchet provision	$-	$4,435
Increase in debt discount and paid-in capital for shares issued with convertible debt	$-	$110,631
Increase in debt discount and paid-in capital for warrants issued with convertible debt	$-	$325,785
Common stock issued for accounts payable	$-	$2,174
Conversion of series C preferred stock to common stock	$214,000	$114,000
Conversion of notes payable and accrued interest to common stock	$198,139	$-
Increase in right of use and lease liability	$-	$184,375

See accompanying unaudited notes to the unaudited consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)

NOTE 1 – NATURE OF ORGANIZATION

Nature of Organization

C-Bond Systems, Inc., together with its subsidiaries (the “Company”), is a materials development company and sole owner, developer, and manufacturer of the patented C-Bond technology. The Company is engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality, and sustainability of brittle material systems. The Company’s primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally. During the nine months ended September 30, 2023 and 2022, the Company operated in two segments: C-Bond Transportation Solutions and Patriot Glass Solutions. C-Bond Transportation Solutions sold a windshield strengthening, water repellent solution called C-Bond nanoShield™ through May 8, 2023, the date that the nanoShield product line and related technologies were sold (see Note 16). Patriot Glass Solutions sells multi-purpose glass strengthening primer and window film mounting solutions, including C-Bond BRS, a ballistic-resistant film system, and C-Bond Secure, a forced entry system.

On June 30, 2021, the Company entered into a Share Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”) with (i) Mobile Tint LLC, a Texas limited liability company doing business as A1 Glass Coating (“Mobile”), (ii) the sole member of Mobile (the “Mobile Shareholder”), and (iii) Michael Wanke as the Representative of the Mobile Shareholder. Pursuant to the Exchange Agreement, the Company agreed to acquire 80% of Mobile’s units, representing 80% of Mobile’s issued and outstanding capital stock (the “Mobile Shares”). On July 22, 2021, the Company closed the Exchange Agreement and acquired 80% of the Mobile Shares. The Mobile Shares were exchanged for 28,021,016 restricted shares of the Company’s common stock in an amount equal to $800,000, divided by the average of the closing prices of the Company’s common stock during the 30-day period immediately prior to the closing. Initially, for two years after closing, the Company had the option to acquire the remaining 20% of Mobile’s issued and outstanding membership interests in exchange for a number of shares of the Company’s common stock equal to 300% of Mobile’s average EBIT value, divided by the price of the Company’s common stock as defined in the Exchange Agreement. On September 20, 2023, the Company and the Mobile Shareholder entered into amendment #2 to the Exchange Agreement (the “Amended Exchange Agreement”). Pursuant to the Amended Exchange Agreement, the Company shall have the option (the “Option”), beginning on July 1, 2025 (the “Option Start Date”) and ending on 5:00 P.M. EST on the date that is thirty calendar days after the Option Start Date (the “Option Period”), to acquire the remaining 20% of Mobile Units (the “Additional Units”), representing 20% of Mobile’s issued and outstanding membership interests, collectively (the “Additional Closing”) (See Note 10). Mobile provides quality window tint solutions for auto, home, and business owners across Texas, specializing in automotive window tinting, residential window film, and commercial window film that stop harmful UV rays from passing through its window films for reduced glare, comfortable temperatures, and lower energy bills. Mobile also carries products that offer forced-entry protection and films that protect glass from scratches, graffiti, other types of vandalism, and even bullets, including C-Bond BRS and C-Bond Secure products. As part of the transaction, Mobile’s owner-operator, Mr. Wanke, joined the Company as President of its Patriot Glass Solutions division.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had net income of $2,887,118 for the nine months ended September 30, 2023. Net cash used in operations was $1,228,280 for the nine months ended September 30, 2023. Additionally, as of September 30, 2023, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $59,840,149, $3,310,817 and $1,275,193, respectively. On May 8, 2023, the Company sold its nanoShield product line and received net proceeds of $4,042,631. The proceeds were used to repay convertible notes payable, notes payable and related accrued interest. On September 30, 2023, the Company had cash of $1,133,129. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares and preferred shares, and from the issuance of promissory notes and convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates during the nine months ended September 30, 2023 and 2022 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete or slow moving inventory, estimates used in the calculation of progress towards completion on uncompleted jobs, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the estimate of the fair value lease liability and related right of use asset, the valuation of redeemable and mandatorily redeemable preferred stock, the value of beneficial conversion features and deemed dividends, the valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions.

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

Risks and Uncertainties

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. On September 30, 2023, the Company had cash in bank in excess of FDIC insured levels of $814,353. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions. Currently, the Company is reviewing its bank relationships in order to mitigate its risk to ensure that its exposure is limited or reduced to the FDIC protection limits.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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

Inventory

Inventory, consisting of raw materials and finished goods, are stated at the lower of cost and net realizable value utilizing the first-in, first-out (FIFO) method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed the expected net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the net realizable value. These reserves are recorded based on estimates and included in cost of sales.

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

Warranty Liability

The Company provides limited warranties on its products for product defects for periods ranging from 12 months to the life of the product. Warranty costs may include the cost of product replacement, refunds, labor costs and other costs. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 12 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying unaudited consolidated balance sheets and amounted to $1,000 and $26,648 on September 30, 2023 and December 31, 2022, respectively. During the nine months ended September 30, 2023 and 2022, warranty costs were de minimis.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)

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

Shipping and Handling Costs

Shipping and handling costs incurred for product shipped to customers are included in general and administrative expenses and amounted to $10,203 and $8,784 for the nine months ended September 30, 2023 and 2022, respectively. Shipping and handling costs charged to customers are included in sales.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and includes costs such as labor, materials, and other allocated costs incurred. During the nine months ended September 30, 2023 and 2022, research and development costs incurred in the development of the Company’s products were $0.

Advertising Costs

The Company may participate in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the nine months ended September 30, 2023 and 2022, advertising costs charged to operations were $27,242 and $66,124, respectively, and are included in general and administrative expenses on the accompanying unaudited consolidated statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which shall been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2023 and December 31, 2022, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2017. The Company recognizes interest and penalties related to uncertain income tax positions in other expenses. However, no such interest and penalties were recorded as of September 30, 2023 and December 31, 2022.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)

The following table presents a reconciliation of basic and diluted net income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) per common share - basic:
Net income (loss) attributable to common shareholders	$(206,208)	$(952,480)	$2,853,035	$(3,889,792)
Weighted average common shares outstanding – basic	524,747,583	319,825,057	478,703,698	299,609,959
Net income (loss) per common share – basic	$(0.00)	$(0.00)	$0.01	$(0.01)

Net income (loss) per common share - diluted:
Net income (loss) attributable to common shareholders - basic	$(206,208)	$(952,480)	$2,853,035	$(3,889,792)
Add: preferred stock dividends	-	-	40,788	-
Add: interest of convertible debt	-	-	138,837	-
Numerator for income (loss) per common share – diluted	$(206,208)	$(952,480)	$3,032,660	$(3,889,792)

Weighted average common shares outstanding – basic	524,747,583	319,825,057	478,703,698	299,609,959
Add: dilutive shares related to:
Convertible debt	-	-	1,145,833,333	-
Series B preferred	-	-	327,376,230	-
Series C preferred	-	-	403,380,750	-
Weighted average common shares outstanding – diluted	524,747,583	319,825,057	2,355,294,011	299,609,959
Net income (loss) per common share – diluted	$(0.00)	$(0.00)	$0.00	$(0.01)

For the three months ended September 30, 2023 and for the three and nine months ended September 30, 2022, all potentially dilutive common shares were excluded from the computation of diluted common shares outstanding as they would have an anti-dilutive impact on the Company’s net losses. For the nine months ended September 30, 2023, stock options and warrants were excluded from the computation of diluted common shares outstanding as they would have an anti-dilutive impact on the Company’s net income. As of September 30, 2023 and 2022, common share equivalents and potentially dilutive securities consisted of the following:

	September 30,
	2023	2022
Stock options	8,445,698	8,445,698
Warrants	34,000,000	34,000,000
Series B preferred stock	327,376,230	163,834,286
Series C preferred stock	403,380,750	278,412,698
Convertible debt	1,145,833,333	916,666,667
	1,919,036,011	1,401,359,349

Segment Reporting

During the nine months ended September 30, 2023 and 2022, the Company operated in two reportable business segments which consisted of (1) the manufacture and sale of a windshield strengthening water repellent solution as well as disinfection products, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system, and (2) the distribution and installation of window film solutions. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations and locations.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
SEPTEMBER 30, 2023
(UNAUDITED)

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

NOTE 3 – ACCOUNTS RECEIVABLE

On September 30, 2023 and December 31, 2022, accounts receivable consisted of the following:

	September 30, 2023	December 31, 2022
Accounts receivable	$286,744	$304,964
Less: allowance for doubtful accounts	(15,941)	(35,522)
Accounts receivable, net	$270,803	$269,442

For the nine months ended September 30, 2023 and 2022, bad debt (recovery) expense amounted to $(10,331) and $7,716, respectively.

NOTE 4 – INVENTORY

On September 30, 2023 and December 31, 2022, inventory consisted of the following:

	September 30, 2023	December 31, 2022
Raw materials	$-	$1,501
Finished goods	110,339	75,945
Inventory	110,339	77,446
Less: allowance for obsolete or slow-moving inventory	-	-
Inventory, net	$110,339	$77,446

During the nine months ended September 30, 2023 and 2022, the Company did not record any allowance for slow moving inventory.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)

NOTE 5 – PROPERTY AND EQUIPMENT

On September 30, 2023 and December 31, 2022, property and equipment consisted of the following:

	Useful Life	September 30, 2023	December 31, 2022
Machinery and equipment	5 – 7 years	$73,411	$124,133
Furniture and office equipment	3 – 7 years	2,061	32,306
Vehicles	1 – 5 years	68,050	62,195
Leasehold improvements	3 – 5 years	110,645	45,296
		254,167	263,930
Less: accumulated depreciation		(70,281)	(167,624)
Property and equipment, net		$183,886	$96,306

For the nine months ended September 30, 2023 and 2022, depreciation expense is included in general and administrative expenses and amounted to $26,075 and $30,352, respectively.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

On September 30, 2023 and December 31, 2022, intangible assets, which were acquired from Mobile in 2021, consisted of the following:

	Useful life	September 30, 2023	December 31, 2022
Customer relations	5 years	$212,516	$212,516
Non-compete	5 years	40,000	40,000
Trade name	-	100,000	100,000
		352,516	352,516
Less: accumulated amortization		(110,476)	(72,598)
Intangible assets, net		$242,040	$279,918

	Useful life	September 30, 2023	December 31, 2022
Goodwill	-	$350,491	$350,491

For the nine months ended September 30, 2023 and 2022, amortization expense of intangible assets amounted to $37,878 and $37,878, respectively. On September 30, 2023, accumulated amortization amounted to $92,976 and $17,500 for the customer relations and non-compete, respectively. On December 31, 2022, accumulated amortization amounted to $61,098 and $11,500 for the customer relations and non-compete, respectively.

Amortization of intangible assets with identifiable useful lives that is attributable to future periods is as follows:

Twelve months ending September 30:	Amount
2024	$50,503
2025	50,503
2026	41,034
Total	$142,040

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
SEPTEMBER 30, 2023
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
SEPTEMBER 30, 2023
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

On October 15, 2022, the due date of the New Note, the New Note defaulted due to non-payment. Accordingly, the Company added a default penalty of $206,250, or 25%, to the principal balance and recorded interest expense of $206,250, and interest shall accrue at 18% per annum. Accordingly, as of September 30, 2023 and December 31, 2022, the principal balance of the Initial note was $1,031,250.

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

The Company determined the transaction was considered a debt extinguishment because the change in conversion price was substantial. Upon extinguishment, the Company had $395,313 of unamortized initial debt discount recorded which it wrote off, and the Company recorded a buyback of $160,993 which represents the reversal of calculated beneficial conversion feature on the initial debt upon settlement, for an aggregate net loss on debt extinguishment of $234,320. The Company recorded a new debt discount in connection with the New Note which was calculated based on the relative fair value of the New Warrants of $325,785. Additionally, the New Note is convertible into common shares at an initial conversion price of $0.0125 which was lower than the fair value of common shares based on the quoted closing price of the Company’s common stock on the measurement date. The value allocated to the New Warrants was $325,785, and $354,215 was allocated to the beneficial conversion feature. Since the intrinsic value of the beneficial conversion feature and warrants was greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the beneficial conversion feature and warrants issued was limited to the amount of the proceeds allocated to the convertible instrument. Accordingly, the Company recorded an aggregate non-cash debt discount of $680,000 with the credit to additional paid in capital. This debt discount was amortized to interest expense over the remaining term of the Convertible Note.

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
SEPTEMBER 30, 2023
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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)

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

For the nine months ended September 30, 2023 and 2022, amortization of debt discounts related to the convertible notes payable amounted to $2,627 and $852,812, respectively, which has been included in interest expense on the accompanying unaudited consolidated statements of operations.

On September 30, 2023 and December 31, 2022, accrued interest payable under the convertible notes discussed above amounted to $219,882 and $83,138, respectively, and is included in accrued expenses on the accompanying unaudited consolidated balance sheets.

On September 30, 2023 and December 31, 2022, convertible notes payable consisted of the following:

	September 30, 2023	December 31, 2022
Convertible notes payable	$1,031,250	$1,199,750
Add: put premium	-	90,731
Less: unamortized debt discount	-	(7,968)
Convertible notes payable, net	1,031,250	1,282,513
Less: current portion of convertible notes payable	(1,031,250)	(1,031,250)
Convertible notes payable – long-term	$-	$251,263

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)

NOTE 8 – NOTES PAYABLE

On September 30, 2023 and December 31, 2022, notes payable consisted of the following:

	September 30, 2023	December 31, 2022
Notes payable	$122,688	$1,899,380
Note payable – PPP note	18,823	18,823
Total notes payable	141,511	1,918,203
Less: unamortized debt discount	(947)	(132,961)
Notes payable, net	140,564	1,785,242
Less: current portion of notes payable, net of discount	(80,695)	(1,576,438)
Notes payable – long-term	$59,869	$208,804

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)

In May 2023, the Company and the Lender entered into a Debt Exchange and Release Agreement in regard to the $400,000 Note discussed above, whereby the Company paid the Lender cash of $200,000 and issued the Lender 22,000,000 shares of Common Stock of the Company in exchange for settlement of the remaining $200,000 of the loan and all accrued interest amounting to $317,293, which were deemed paid in full (see Note 16). The 22,000,000 shares issued were valued at $132,000, or $0.006 per share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with the repayment and settlement of this debt, the Company recorded a gain from debt extinguishment of $385,293 consisting of a) $68,000 calculated as the difference in the principal amount settled for shares of $200,000 and the fair value of the shares on the measurement date of $132,000, and b) the forgiveness of interest due of $317,293.

On September 30, 2023 and December 31, 2022, the principal amount due under this Note amounted to $0 and $400,000, respectively. On September 30, 2023 and December 31, 2022, accrued interest payable under this Note amounted to $0 and $292,241, respectively, and is included in accrued expenses on the accompanying unaudited consolidated balance sheets.

Mercer Street Global Opportunity Fund Notes

On March 14, 2022, the Company entered into an Original Issue Discount Promissory Note and Security Agreement (the “March 2022 Note”) in the principal amount of $197,500 with Mercer Street Global Opportunity Fund, LLC (the “Investor”). The March 2022 Note was funded on March 14, 2022 and the Company received net proceeds of $175,000 which is net of an original issue discount and investor legal fees of $22,500. The original issue discount was recorded as a debt discount to be amortized over the life of the March 2022 note. The March 2022 Note matures 12 months after issuance and bears interest at a rate of 3% per annum. At any time, the Company may prepay all or any portion of the principal amount of the March 2022 Note and any accrued and unpaid interest without penalty. The March 2022 Note also creates a lien on and grants a priority security interest in all the Company’s assets. In connection with the March 2022 Note, the Company issued 823,529 shares of its common stock to the placement agent as a fee for the capital raise. The 823,529 shares of common stock issued were recorded as a debt discount of $12,963 based on the relative fair value method to be amortized over the life of the March 2022 Note. On September 30, 2023, the principal balance due on the March 2022 Note amounted to $0 and accrued interest payable amounted to $0. On December 31, 2022, the principal balance due on the March 2022 Note amounted to $197,500 and accrued interest payable amounted to $4,756. In May 2023, the March 2022 Note and all accrued interest due was paid in full (See Note 16).

On November 22, 2022, the Company entered into a Promissory Note and Security Agreement (the “November 2022 Note”) in the principal amount of $65,000 with Mercer Street Global Opportunity Fund, LLC (the “Investor”). The November 2022 Note was funded on November 22, 2022 and the Company received net proceeds of $62,500 which is net of investor legal fees of $2,500. The legal fees were recorded as a debt discount to be amortized over the life of the November 2022 note. The November 2022 Note matures on August 22, 2023 and bears interest at a rate of 8% per annum. At any time, the Company may prepay all or any portion of the principal amount of the November 2022 Note and any accrued and unpaid interest without penalty. The November 2022 Note also creates a lien on and grants a priority security interest in all the Company’s assets. On September 30, 2023, the principal balance due on the November 2022 Note amounted to $0 and accrued interest payable amounted to $0. On December 31, 2022, the principal balance due on the November 2022 Note amounted to $65,000 and accrued interest payable amounted to $214. In May 2023, the November 2022 Note and all accrued interest due was paid in full (See Note 16).

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)

GS Capital Debt

On June 23, 2022, the Company entered into entered into a Securities Purchase Agreement (“Agreement”) with GS Capital Partners, LLC (“GS Capital”), pursuant to which a Promissory Note (the “GS Capital June 2022 Note”) was made to GS Capital in the aggregate principal amount of $195,000. The GS Capital June 2022 Note was purchased for $176,000, reflecting an original issuance discount of $19,000, and was funded on June 24, 2022 (less legal and other administrative fees). The Company received net proceeds of $148,420. The Company further issued GS Capital a total of 1,750,000 commitment shares (“Commitment Shares”) as additional consideration for the purchase of the Note (See Note 9). Additionally, the GS Capital Note is convertible upon an event of default into common shares at an initial effective conversion price which was lower than the fair value of common shares based on the quoted closing price of the Company’s common stock on the measurement date. Principal and interest payments shall be made in 10 installments of $21,060 each beginning on the 90th-day anniversary following the issue date and continuing thereafter each 30 days for nine months. The GS Capital Note matures 12 months after issuance and bears interest at a rate of 8% per annum. GS Capital shall have the right at any time following an Event of Default to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under this Note at a conversion price of $0.011, subject to adjustment as defined in the GS Capital Note. The Company did not calculate a beneficial conversion feature since the GS Capital Note is contingently convertible upon default on the GS Capital Note. As of December 31, 2022, the Company is not in default on this note. In the event that following the Issue Date the closing trading price of the Company’s common stock is then being traded is below $0.011 per share for more than ten consecutive trading days, then the conversion price shall be equal to $0.004 per share. The GS Capital Note contains conversion limitations providing that a holder thereof may not convert the Note to the extent (but only to the extent) that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such conversion or exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice. Events of default include, amongst other items, failure to pay principal or interest, bankruptcy, delisting of the Company’s stock, financial statement restatements, or if the Company effectuates a reverse split. Upon the occurrence of any event of default, the GS Capital Note shall become immediately and automatically due and payable and the Company shall pay to GS Capital, in full satisfaction of its obligations hereunder, an amount equal to: (a) the then outstanding principal amount of this note plus (b) accrued and unpaid interest on the unpaid principal amount of this note to the date of payment (the “mandatory prepayment date”) plus (y) default interest, if any, multiplied by 120%. On December 15, 2022, the Company and GS Capital entered into a letter agreement to extend the due date of the GS Capital June 2022 note by 60 days. Specifically, the maturity date of the GS Capital June 2022 note was extended to August 23, 2023 and the next payment due date was extended to February 28, 2023. Through December 31, 2022, the Company paid $53,512 of principal balance and during the nine months ended September 30, 2023, paid principal balance of $79,488. During April and May 2023, the Company issued 21,371,481 shares of its common stock upon the conversion of principal of $62,000, accrued interest of $4,139, and fees of $2,250.

On September 30, 2023, the principal balance due on the GS Capital Note and accrued interest payable amounted to $0 (See Note 16). On December 31, 2022, the principal balance due on the GS Capital Note amounted to $141,488 and accrued interest payable amounted to $7,471.

On July 26, 2022, the Company closed a Securities Purchase Agreement (“July 2022 Agreement”) with GS Capital, pursuant to which a Promissory Note (“GS Capital July 2022 Note”) was made to GS Capital in the aggregate principal amount of $195,000. The GS Capital July 2022 Note was purchased for $176,000, reflecting an original issuance discount of $19,000, and was funded on July 28, 2022 (less legal and other administrative fees). The Company received net proceeds of $158,920. The Company further issued GS Capital a total of 2,600,000 commitment shares (“July 2022 Commitment Shares”) as additional consideration for the purchase of the July 2022 Note. In addition, the Company issued 998,008 of its common stock to the placement agent as a fee for the capital raise, respectively. The July Commitment Shares and the placement agent shares were recorded as a debt discount of $34,606 based on the relative fair value method to be amortized over the life of the Note. Additionally, the GS Capital July 2022 Note is convertible upon an event of default into common shares at an initial effective conversion price which was lower than the fair value of common shares based on the quoted closing price of the Company’s common stock on the measurement date. Principal and interest payments shall be made in 10 installments of $21,060 each beginning on the 90th-day anniversary following the issue date and continuing thereafter each 30 days for nine months. The GS Capital July 2022 Note matures 12 months after issuance and bears interest at a rate of 8% per annum. GS Capital shall have the right at any time following an Event of Default to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the GS Capital July 2022 Note at a conversion price of $0.011, subject to adjustment as defined in the Note. The Company did not calculate a beneficial conversion feature since the GS Capital July 2022 Note is contingently convertible upon a default on the July 2022 Note. As of December 31, 2022, the Company is not in default on this note. In the event that following the Issue Date the closing trading price of the Company’s common stock is then being traded is below $0.011 per share for more than ten consecutive trading days, then the conversion price shall be equal to $0.004 per share. The July 2022 Note contains conversion limitations providing that a holder thereof may not convert the Note to the extent (but only to the extent) that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such conversion or exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice. On December 15, 2022, the Company and GS Capital entered into a letter agreement to extend the due date of the GS Capital July 2022 note by 60 days. Specifically, the maturity date of the GS Capital July 2022 note was extended to September 26, 2023 and the next payment due date was extended to February 28, 2023. Through December 31, 2022, the Company paid $34,120 of principal balance and during the nine months ended September 30, 2023, paid principal balance of $160,880. On September 30, 2023, the principal balance due on the GS Capital July 2022 Note and accrued interest payable amounted to $0. On December 31, 2022, the principal balance due on the GS Capital July 2022 Note amounted to $160,880 and accrued interest payable amounted to $6,441. In May 2023, the GS Capital July 2022 Note and all accrued interest due was paid in full (See Note 16).

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)

On September 6, 2022, the Company closed a Securities Purchase Agreement (“September 2022 Agreement”) with GS Capital, pursuant to which a Promissory Note (“September 2022 Note”) was made to GS Capital in the aggregate principal amount of $195,000. The September 2022 Note was purchased for $176,000, reflecting an original issuance discount of $19,000, and was funded on September 6, 2022 (less legal and other administrative fees). The Company received net proceeds of $158,920. The Company further issued GS Capital a total of 3,300,000 commitment shares (“September 2022 Commitment Shares”) as additional consideration for the purchase of the September 2022 Note. In addition, the Company issued 773,626 of its common stock to the placement agent as fee for the capital raise, respectively. The September Commitment Shares and the placement agent shares were recorded as a debt discount of $30,326 based on the relative fair value method to be amortized over the life of the Note. Additionally, the September 2022 Note is convertible into common shares upon an event of default at an initial effective conversion price which was lower than the fair value of common shares based on the quoted closing price of the Company’s common stock on the measurement date. Principal and interest payments shall be made in 9 installments of $23,400 each beginning on the 120th-day anniversary following the issue date and continuing thereafter each 30 days for eight months. The September 2022 Note matures 12 months after issuance and bears interest at a rate of 8% per annum. GS Capital shall have the right at any time following an Event of Default to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the September 2022 Note at a conversion price of $0.009, subject to adjustment as defined in the Note. The Company did not calculate a beneficial conversion feature since the GS Capital July 2022 Note is contingently convertible upon a default on the September 2022 Note. As of December 31, 2022, the Company is not in default on this note. In the event that following the Issue Date the closing trading price of the Company’s common stock is then being traded below $0.009 per share for more than ten consecutive trading days, then the conversion price shall be equal to $0.0032 per share. The September 2022 Note contains conversion limitations providing that a holder thereof may not convert the Note to the extent (but only to the extent) that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such conversion or exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice. On December 15, 2022, the Company and GS Capital entered into a letter agreement to extend the due date of the GS Capital September 2022 note by 60 days. Specifically, the maturity date of the GS Capital September 2022 note was extended to November 6, 2023 and the next payment due date was extended to March 6, 2023. In May 2023, the GS Capital September Note and all accrued interest due was paid in full (See Note 16). On September 30, 2023, the principal balance due on the GS Capital September 2022 Note and accrued interest payable amounted to $0. On December 31, 2022, the principal balance due on the GS Capital September 2022 Note amounted to $195,000 and accrued interest payable amounted to $5,001.

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

On July 22, 2021, in connection with the acquisition of Mobile Tint, the Company assumed vehicle and equipment loans in the amount of $95,013. These loans bear interest at rates ranging from 6.79% to 8.24% and are payable monthly through April 2025. On September 30, 2023 and December 31, 2022, notes payable related to these vehicle and equipment loans amounted to $12,452 and $39,513, respectively.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)

On November 8, 2022, the Company entered into a Promissory Note (the “November 2022 Note”) with a lender investor (the “Private Investor”) in the principal amount of $200,000 and received net proceeds of $200,000. The November 2022 Note bears interest at a rate of 8% per annum and all outstanding principal and accrued and unpaid interest is due on November 8, 2024. At any time, the Company may prepay all or any portion of the principal amount of the November 2022 Note and any accrued and unpaid interest without penalty. As security for payment of the principal and interest on the November 2022 Note, the Company and the lender Investor previously entered into that certain Loan and Security Agreement dated May 10, 2021, which is incorporated into the November 2022 Note. On December 31, 2022, accrued interest payable under this Promissory Note amounted to $2,367 and is included in accrued expenses on the accompanying unaudited consolidated balance sheets. On December 31, 2022, the principal amount due under this Promissory Note amounted to $200,000. In May 2023, the November 2022 Note and all unpaid interest was paid in full (See Note 16).

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

During the three months ended September 30, 2023, in connection with the acquisition of a vehicle and an air conditioner unit, the Company entered into three vehicle and equipment loans in the amount of $117,721. These loans bear interest at rates ranging from 10.0% to 35.1% and are payable monthly through September 2028. On September 30, 2023, notes payable related to the vehicle and equipment loans amounted to $110,236.

For the nine months ended September 30, 2023 and 2022, amortization of debt discounts related to notes payable amounted to $93,448 and $58,095, respectively, which has been included in interest expense on the accompanying unaudited consolidated statements of operations.

PPP Loan

On April 28, 2020, the Company entered into a Paycheck Protection Program Promissory Note (the “PPP Note”) with respect to a loan of $156,200 (the “PPP Loan”) from Comerica Bank. The PPP Loan was obtained pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES act”) administered by the U.S. Small Business Administration (“SBA”). The PPP Loan matures on April 28, 2022 and bears interest at a rate of 1.00% per annum. The PPP Loan is payable in 18 equal monthly payments of approximately $8,900 commencing November 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Company may apply to have the loan forgiven pursuant to the terms of the PPP if certain criteria are met. The Company applied for forgiveness of its PPP Loan, and on November 4, 2021, the Company was notified that the Small Business Administration forgave $95,000 of the principal loan amount and $1,442 of interest. As of November 4, 2021, the remaining principal balance of the loan was $61,200 and the remaining accrued interest balance was $935. During the year ended December 31, 2022, the Company repaid the PPP Loan principal of $30,107. On September 30, 2023 and December 31, 2022, the principal amount due under the PPP Loan amounted to $18,823. As of September 30, 2023 and December 31, 2022, accrued interest payable amounted to $311 and $170, respectively.

On September 30, 2023, future annual maturities of notes payable are as follows:

September 30,	Amount
2024	$81,642
2025	38,228
2026	6,506
2027	7,191
2028	7,944
Total notes payable on September 30, 2023	$141,511

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
SEPTEMBER 30, 2023
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

During the nine months ended September 30, 2023 and 2022, the Company accrued dividends of $16,996 and $14,892, respectively, which was included in Series B convertible preferred stock on the accompanying unaudited consolidated balance sheets.

As of September 30, 2023, the net Series B Preferred Stock balance was $1,198,197, which includes stated value of $1,144,624 and accrued dividends payable of $53,573. As of December 31, 2022, the net Series B Preferred Stock balance was $1,037,201, which includes stated value of $1,000,624 and accrued dividends payable of $36,577. The net Series B Preferred Stock balance is included on the accompanying unaudited consolidated balance sheets.

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
SEPTEMBER 30, 2023
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
SEPTEMBER 30, 2023
(UNAUDITED)

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

During the three months ended September 30, 2023, the Company issued 8,584,376 shares of its common stock upon the conversion of 300 shares of Series C preferred with a stated redemption value of $30,000. The conversion price was based on contractual terms of the related Series C preferred shares.

During the nine months ended September 30, 2023 and 2022, the Company accrued dividends of $23,792 and $26,920, respectively, which was included in Series C convertible preferred stock on the accompanying unaudited consolidated balance sheets.

As of September 30, 2023, the net Series C Preferred Stock balance was $1,613,523, which includes stated liquidation value of $1,515,000 and accrued dividends payable of $98,523. As of December 31, 2022, the net Series C Preferred Stock balance was $1,803,731, which includes stated value of $1,729,000 and accrued dividends payable of $74,731. The net Series C Preferred Stock balance is included on the accompanying unaudited consolidated balance sheets.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)

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

2023

On February 6, 2023, the Company issued 6,666,667 shares of its common stock for public relations services to be rendered. These shares were valued at $40,000, or $0.006 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, the Company recorded stock-based professional fees of $40,000, which was amortized into professional fees over the term of the agreement.

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

On June 3, 2023, the Company issued 1,500,000 shares of its common stock for investor relations services to be rendered. These shares were valued at $16,950, or $0.0011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, the Company recorded stock-based professional fees of $16,950, which was amortized into professional fees over the remaining term of the agreement.

On September 3, 2023, the Company issued 1,000,000 shares of its common stock for investor relations services to be rendered. These shares were valued at $4,500, or $0.0045 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, the Company recorded stock-based professional fees of $2,250 and prepaid expenses of $2,250, which will be amortized into professional fees over the remaining term of the agreement.

During the nine months ended September 30, 2023 and 2022, the Company recorded stock-based professional fees of $38,000 and $119,321 in connection with the amortization to prepaid expenses related to common shares previously issued, respectively.

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
SEPTEMBER 30, 2023
(UNAUDITED)

2023

On June 7, 2023, the Company issued 2,500,000 shares of its common stock to employees for services for services rendered. These shares were valued at $26,000, or $0.0104 per common share, based on the quoted closing price of the Company’s common stock on the measurement date.

During the nine months ended September 30, 2023 and 2022, aggregate accretion of stock-based compensation expense on granted common shares amounted to $42,183 and $53,764, respectively. Total unrecognized compensation expense related to these unvested common shares on September 30, 2023 amounted to $0. By mutual agreement between the parties, the vesting date of previously granted shares was extended through May 2024.

The following table summarizes activity related to non-vested shares:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2022	16,970,120	$0.119
Granted	-	-
Shares vested	(2,000,000)	0.021
Non-vested, September 30, 2023	14,970,120	$0.132

Common stock issued for Accounts Payable

On January 6, 2022, the Company issued 90,859 common shares upon conversion of accounts payable of $2,174, or $0.024 per common share, based on the quoted closing price of the Company’s common stock on the measurement date.

Common Stock Issued in Connection with Notes Payable

2022

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

In connection with the July 2022 GS Capital Note, on July 28, 2022, the Company issued 2,600,000 shares of its common stock as a commitment fee and the Company issued 998,008 shares of its common stock to the placement agent as a fee for the capital raises. The aggregate of 3,598,008 shares of common stock issued were recorded as a debt discount of $34,606 based on the relative fair value method to be amortized over the life of the July 2022 Note (See Note 8).

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

2023

During April and May 2023, the Company issued 21,371,481 shares of its common stock upon the conversion of principal of $62,000, accrued interest of $4,139, and fees of $2,250.

In May 2023, the Company issued the Lender 22,000,000 shares of common stock of the Company in exchange for settlement of the remaining $200,000 of the loan and all accrued interest amounting to $317,293, which were deemed paid in full (see Note 8 - BOCO Investment Note). The 22,000,000 shares issued were valued at $132,000, or $0.006 per share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with the issuance of these shares, the Company recorded a gain from debt extinguishment of $68,000 calculated as the different in the principal amount settled for shares of $200,000 and the fair value of the shares on the measurement date of $132,000.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)

Common Stock Issued for Conversion of Series C Preferred Stock

2022

On January 12, 2022, the Company issued 1,543,151 shares of its common stock upon the conversion of 120 shares of Series C preferred with a stated redemption value of $12,000. The conversion price was based on contractual terms of the related Series C preferred shares.

On April 20, 2022, the Company issued 13,184,548 shares of its common stock upon the conversion of 1,020 shares of Series C preferred with a stated redemption value of $102,000. The conversion price was based on contractual terms of the related Series C preferred shares.

2023

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

During the three months ended September 30, 2023, the Company issued 8,584,376 shares of its common stock upon the conversion of 300 shares of Series C preferred with a stated redemption value of $30,000. The conversion price was based on contractual terms of the related Series C preferred shares.

Stock Options

For the nine months ended September 30, 2023 and 2022, the Company recorded no compensation expense related to stock options. Total unrecognized compensation expense related to unvested stock options on September 30, 2023 amounted to $0.

Stock option activities for the nine months ended September 30, 2023 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2022	8,445,698	$0.40	3.43	-
Exercised	-	-	-	-
Balance Outstanding, September 30, 2023	8,445,698	$0.40	2.60	$-
Exercisable, September 30, 2023	8,445,698	$0.40	2.60	$-

Warrants

Warrant activities for the nine months ended September 30, 2023 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2022	34,000,000	$0.011	3.73	$-
Granted	-	-	-	-
Balance Outstanding September 30, 2023	34,000,000	$0.011	2.99	$-
Exercisable, September 30, 2023	34,000,000	$0.011	2.99	$-

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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

The aggregate number of shares of common stock and number of shares of the Company’s common stock that may be subject to incentive stock options granted under the 2018 Plan is 50,000,000 shares, of which 11,445,698 shares have been issued or granted under incentive stock options and 29,451,070 shares of restricted stock have been issued as of September 30, 2023. All shares underlying grants are expected to be issued from the Company’s unissued authorized shares available.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of September 30, 2023, other than discussed below, the Company is not involved in any other pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

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

In July 2021, a former consultant of the Company filed a small claims case for approximately $16,000 in Harris County, TX, and the Company filed its response in August 2021. The Company received a civil notice of trial setting for September 7, 2023. On September 7, 2023, the Company and the former consultant entered into a settlement agreement, whereby the Company paid $9,000 as full settlement of this claim. Accordingly, the Company recorded a gain on debt extinguishment of $9,250. As of September 30, 2023 and December 31, 2022, the Company has accrued compensation of $0 and $18,250 to this former employee, which is included in accrued compensation on the accompanying unaudited consolidated balance sheets.

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
SEPTEMBER 30, 2023
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

Licensing agreement

Pursuant to an agreement dated April 8, 2016, between the Company and Rice University, Rice University has granted a non-exclusive license to the Company, in nanotube-based surface treatment for strengthening glass and related materials under Rice’s intellectual property rights, to use, make, distribute, offer and sell the licensed products specified in the agreement. In consideration for which, the Company had to pay a one-time non-refundable license fee of $10,000 and royalty payments of 5% of net sales of the licensed products during the term of the agreement and a sell-off period of 180 days from termination, In addition, the Company is required to pay for the maintenance of the patents, This agreement will continue until the expiration of the last to expire of the licensed property rights, unless terminated earlier in accordance with the terms of the agreement. There have been no royalty payments paid or due through September 30, 2023.

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
SEPTEMBER 30, 2023
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

Option to purchase 20% of Mobile Tint

In connection with the Exchange Agreement with Mobile and the Mobile Shareholder (See Note 1), the Company had the option to acquire the remaining 20% of Mobile’s issued and outstanding membership interests in exchange for a number of shares of the Company’s common stock equal to 300% of Mobile’s average EBIT value, divided by the price of the Company’s common stock as defined in the Exchange Agreement. On September 20, 2023, the Company and the Mobile Shareholder entered into an amendment to the Exchange Agreement (the “Amended Exchange Agreement”). Pursuant to the Amended Exchange Agreement, the Company shall have the option (the “Option”), beginning on July 1, 2025 (the “Option Start Date”) and ending on 5:00 P.M. EST on the date that is thirty calendar days after the Option Start Date (the “Option Period”), to acquire the remaining 20% of Mobile Units (the “Additional Units”), representing 20% of Mobile’s issued and outstanding membership interests, collectively (the “Additional Closing”).

If the Company exercises the Option, the Company shall acquire the Additional Units in exchange for (i) a number of shares of Company Common Stock equal to (a) the Share Value (as defined below) divided by (b) the Additional Closing Share Price (as defined below) (the “Additional Closing Exchange Shares”), and (ii) a cash payment equal to the Net Income (as below). “Total EBIT Value” shall mean the sum of (i) Mobile’s net income, before income tax expense and interest expense have been deducted, for the period beginning on July 1, 2023 and ending on June 30, 2025 plus (ii) $240,000. “EBIT Value” shall mean the Total EBIT Value divided by two (2). “Share Value” shall mean (i) 300% of the EBIT Value (the “Triple EBIT Value”), minus (ii) the Net Income. “Net Income” shall mean Mobile’s net income, after income tax expense and interest expense have been deducted, for the period beginning on July 1, 2023 and ending on June 30, 2025. Any salary paid by Mobile, including but not limited to any salary paid to the Mobile Shareholder, shall not be included in Net Income. If the Company Common Stock is quoted or listed for trading on a Trading Market on July 1, 2025, then “Additional Closing Share Price” shall mean the average of all of the closing prices of Company Common Stock on such Trading Market during the calendar month of June 2024.

NOTE 11 – CONCENTRATIONS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits. The Company places its cash in banks at levels that, at times, may exceed federally insured limits. On September 30, 2023, the Company had cash in bank in excess of FDIC insured levels of $814,353. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions. The Company reviews its bank relationships in order to mitigate its risk to ensure that its exposure is limited or reduced to the FDIC protection limits. The Company has not experienced any losses in such accounts through September 30, 2023.

Geographic Concentrations of Sales

During the nine months ended September 30, 2023 and 2022, all sales were in the United States.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)

Customer Concentrations

For the nine months ended September 30, 2023, one customer accounted for approximately 12.9% of total sales. For the nine months ended September 30, 2022, one customer accounted for 10% of total sales. On September 30, 2023, three customers accounted for 63.9% (25.5%, 10.3% and 28.1%, respectively) of the total accounts receivable balance. On December 31, 2022, three customers accounted for 41.1% (10.3%, 19.3% and 11.5%, respectively) of the total accounts receivable balance.

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

NOTE 12 – SEGMENT REPORTING

Through May 8, 2023, the date that the Company entered into an Asset Purchase Agreement with Apex Protect GPS, LLC agreed to sell its C-Bond nanoShield™ business (See Note 16), the Company operated in two reportable business segments - (1) the manufacture and sale of a windshield strengthening water repellent solution as well as a disinfection product, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system (the “C-Bond Segment”), and (2) the distribution and installation of window film solutions (the “Mobile Tint Segment”). The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations. Upon the sale of the C-Bond nanoShield™ business, the legacy C-Bond business is being conducted through Mobile Tint in order to combine administrative functions and they are now being managed together.

Information with respect to these reportable business segments for the three and nine months ended September 30, 2023 and 2022 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
C-Bond	$-	$113,280	$124,372	$291,254
Mobile Tint	813,951	460,369	1,618,854	1,333,471
	813,951	573,649	1,743,226	1,624,725
Depreciation and amortization:
C-Bond	-	1,948	569	6,380
Mobile Tint	22,558	20,616	63,384	61,850
	22,558	22,564	63,953	68,230
Interest expense:
C-Bond	-	-	357	-
Mobile Tint	11,466	4,581	23,264	13,237
Other (a)	47,221	440,985	402,704	1,044,447
	58,687	445,566	426,325	1,057,684
Net income (loss):
C-Bond	(179,586)	(260,986)	3,304,381	(789,601)
Mobile Tint	143,289	(42,648)	(33,524)	(158,076)
Other (a)	(127,771)	(642,756)	(383,739)	(2,927,484)
	$(164,068)	$(946,390)	$2,887,118	$(3,875,161)

	September 30, 2023	December 31, 2022
Identifiable long-lived tangible assets on September 30, 2023 and December 31, 2022 by segment:
C-Bond	$-	$1,684
Mobile Tint	183,886	94,622
	$183,886	$96,306

(a)	The Company does not allocate any general and administrative or financing expenses of its holding company activities to its reportable segments, because these activities are managed at the corporate level.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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

Transaction Price

The Company agrees with its customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances, labor costs, and freight. In the Company’s C-Bond contracts with customers, the Company allocates the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Returns of the Company’s product by its customers are permitted only when the product is not to specification and were not material for the nine months ended September 30, 2023 and 2022. Any sales tax, value added tax, and other tax the Company collects concurrently with its revenue-producing activities are excluded from revenue.

Revenue Disaggregation

The Company tracks its revenue by product. The following table summarizes our revenue by product for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
	2023	2022
C-Bond Secure multi-purpose and BRS ballistic resistant glass protection systems	$9,709	$45,756
C-Bond nanoShield solution sales (See Note 16)	112,413	265,106
Disinfection products	-	10,880
C-Bond installation and other services	-	40
Window tint installation and sales recognized over time and sales of product	1,618,854	1,299,419
Freight and delivery	2,250	3,524
Total	$1,743,226	$1,624,725

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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

During the nine months ended September 30, 2023 and 2022, in connection with its property operating leases, the Company recorded rent expense of $84,701 and $127,700, respectively, which is expensed during the period and included in general and administrative expenses on the accompanying unaudited consolidated statements of operations.

The significant assumption used to determine the present value of the lease liabilities in February 2022 was discount rates ranging from 4% and 12% which was based on the Company’s estimated average incremental borrowing rate.

On September 30, 2023 and December 31, 2022, right-of-use asset (“ROU”) is summarized as follows:

	September 30, 2023	December 31, 2022
Office leases and office equipment right of use assets	$279,162	$480,293
Less: accumulated amortization	(106,408)	(104,881)
Balance of ROU assets	$172,754	$375,412

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)

On September 30, 2023 and December 31, 2022, operating lease liabilities related to the ROU assets are summarized as follows:

	September 30, 2023	December 31, 2022
Lease liabilities related to office leases right of use assets	$172,754	$376,566
Less: current portion of lease liabilities	(59,548)	(117,671)
Lease liabilities – long-term	$113,206	$258,895

On September 30, 2023, future minimum base lease payments due under non-cancelable operating leases are as follows:

Twelve months ended September 30,	Amount
2024	$76,654
2025	70,351
2026	56,000
Total minimum non-cancelable operating lease payments	203,005
Less: discount to fair value	(30,251)
Total lease liability on September 30, 2023	$172,754

NOTE 15 – RELATED PARTY TRANSACTIONS

Note Payable - Related Party

On May 2, 2022, the Company entered into a Promissory Note (the “May 2022 Note”) in the principal amount of $250,000 with the Company’s chief executive officer. The May 2022 Note was funded in May 2022 and the Company received net proceeds of $250,000. The May 2022 Note bears interest at a rate of 6% per annum and all outstanding principal and accrued and unpaid interest is due on May 2, 2024. At any time, the Company may prepay all or any portion of the principal amount of the May 2022 Note and any accrued and unpaid interest without penalty. For the nine months ended September 30, 2023, interest expense – related party amounted to $6,049. In May 2023, the Company repaid $200,000 of the May 2022 Note. In August 2023, the Company repaid the remaining $50,000 of the May 2022 Note and repaid accrued interest of $15,690. On September 30, 2023, principal amount due and accrued interest payable - related party amounted to $0 and $386, respectively. On December 31, 2022, principal amount due and accrued interest payable - related party amounted to $250,000 and $10,027, respectively.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)

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

In connection with the APA, the Company received net proceeds of $1,989,755, after the repayment and settlement of notes payable and convertible notes payable as follows:

1)	The Company repaid and settled the BOCO Investments, LLC Note (See Note 8) with a principal balance of $400,000 and accrued interest payable of $317,293 for a cash payment of $200,000 and the issuance of 22,000,000 shares of the Company’s common stock.

2)	The Company repaid GS Capital Partners, LLC $419,260 for notes dated June 23, 2022, July 26, 2022, and September 6, 2022 (collectively, the “GS Notes”), and GS Capital Partners, LLC deemed the GS Notes paid in full.

3)	The Company repaid Mercer Street Global Opportunity Fund, LLC (“Mercer”) $271,825 for notes dated March 14, 2022 and November 22, 2022 (collectively, the “Secured Mercer Notes”).

4)	The Company repaid Jeff Badders $875,000 for notes dated May 5, 2021, November 8, 2022, and April 4, 2023.

5)	The Company repaid 1800 Diagonal Lending, LLC $288,035 for notes dated November 4, 2022, December 27, 2022, and March 17, 2023 (collectively, the “1800 Diagonal Notes”), and 1800 Diagonal Lending, LLC deemed the 1800 Diagonal Notes paid in full.

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

On June 30, 2021, we entered into a Share Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”) with (i) Mobile Tint LLC, a Texas limited liability company doing business as A1 Glass Coating (“Mobile”), (ii) the sole member of Mobile (the “Mobile Member”), and (iii) Michael Wanke as the Representative of the Mobile Member. Pursuant to the Exchange Agreement, we agreed to acquire 80% of Mobile’s member units, representing 80% of Mobile’s issued and outstanding capital stock (the “Mobile Member Units”). On July 22, 2021, we closed the Exchange Agreement and acquired 80% of the Mobile Shares. The Mobile Member Units were exchanged for restricted shares of the Company’s common stock, in an amount equal to $800,000, divided by the average of the closing prices of the Company’s common stock during the 30-day period immediately prior to the closing as defined in the Exchange Agreement. In connection with the Exchange Agreement, we issued 28,021,016 shares of its common stock. Initially, for two years after closing, we had the option to acquire the remaining 20% of Mobile’s issued and outstanding membership interests in exchange for a number of shares of the Company’s common stock equal to 300% of Mobile’s average EBIT value, divided by the price of the Company’s common stock as defined in the Exchange Agreement. On September 20, 2023, the Company and the Mobile Shareholder entered into amendment #2 to the Exchange Agreement (the “Amended Exchange Agreement”). Pursuant to the Amended Exchange Agreement, we shall have the option (the “Option”), beginning on July 1, 2025 (the “Option Start Date”) and ending on 5:00 P.M. EST on the date that is thirty calendar days after the Option Start Date (the “Option Period”), to acquire the remaining 20% of Mobile Units (the “Additional Units”), representing 20% of Mobile’s issued and outstanding membership interests. Mobile provides quality window tint solutions for auto, home, and business owners across Texas, specializing in automotive window tinting, residential window film, and commercial window film that stop harmful UV rays from passing through its window films for reduced glare, comfortable temperatures, and lower energy bills. Mobile also carries products that offer forced-entry protection and films that protect glass from scratches, graffiti, other types of vandalism, and even bullets, including our C-Bond BRS and C-Bond Secure products. As part of the transaction, Mobile’s owner-operator, Michael Wanke, joined the Company as President of its Safety Patriot Glass Solutions Group. Mobile has been in business for more than 30 years and produced annual revenue of approximately $2 million in both 2019 and 2020. As part of the transaction, Mobile’s owner-operator, Michael Wanke, has agreed to join us as President of our Patriot Glass Solutions group.

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

On September 30, 2023, the Company had cash of $1,133,129.

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

Going Concern

The unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had net income (loss) of $2,887,118 and $(3,875,161) for the nine months ended September 30, 2023 and 2022, respectively. Net cash used in operations was $1,228,280 and $1,183,111 for the nine months ended September 30, 2023 and 2022, respectively. Additionally, as of September 30, 2023, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $59,840,149, $3,310,817 and $1,275,193, respectively. On May 8, 2023, the Company sold its C-Bond nanoShield product line and technology and received net proceeds of $4,042,631, before paying off debt. The proceeds were used to repay convertible notes payable, notes payable and related accrued interest. On September 30, 2023, the Company had cash of $1,133,129. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares and preferred shares, and from the issuance of promissory notes and convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Segment reporting

Through May 8, 2023, the date that the Company entered into an Asset Purchase Agreement with Apex Protect GPS, LLC agreed to sell its C-Bond nanoShield™ business, we operated in two reportable business segments - (1) the manufacture and sale of a windshield strengthening water repellent solution through the sale date of the nanoShield product line and related technology on May 8, 2023, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system (the “C-Bond Segment”), and (2) the distribution and installation of window film solutions (the “Mobile Segment”). Our reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations. Upon the sale of the C-Bond nanoShield™ business, the legacy C-Bond business is being conducted through Mobile Tint in order to combine administrative functions and they are now being managed together.

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements for the three and nine months ended September 30, 2023 and 2022, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three and nine months ended September 30, 2023 and 2022.

Comparison of Results of Operations for the Three and Nine Months ended September 30, 2023 and 2022

Sales

For the three months ended September 30, 2023, sales amounted to $813,951 as compared to $573,649 for the three months ended September 30, 2022, an increase of $240,302, or 41.9%. This increase was attributable to an increase in sales of window tint installation and sales of C-Bond Secure multi-purpose and BRS ballistic resistant glass protection systems of $353,582 to school districts in Texas. The Texas Education Agency (TEA) is now mandating that each school district and open-enrollment charter school install either entry-resistant film od fencing on ground-floor windows that would allow access, glass doors, and windows adjacent to glass doors. This increase was offset by a decrease in sales of our recently sold C-Bond nanoShield solutions product line of approximately $119,900.

For the nine months ended September 30, 2023, sales amounted to $1,743,226 as compared to $1,624,725 for the nine months ended September 30, 2022, an increase of $118,501, or 7.3%. This increase was attributable to an increase in sales of window tint installation and sales of -Bond Secure multi-purpose and BRS ballistic resistant glass protection systems of $285,383 to school districts in Texas. The Texas Education Agency (TEA) is now mandating that each school district and open-enrollment charter school install either entry-resistant film or fencing on ground-floor windows that would allow access, glass doors, and windows adjacent to glass doors. This increase was offset by a decrease in sales of our recently sold C-Bond nanoShield solutions product line of approximately $167,000.

Cost of Goods Sold

In connection with our C-Bond Solutions segment, cost of goods sold is comprised primarily of the cost of raw materials and finished inventory sold, packaging costs, and warranty costs. In connection with our Mobile segment, cost of goods sold is comprised primarily of cost of raw materials such as film, labor, subcontractor costs, equipment rental, and supplies.

For the three months ended September 30, 2023, cost of sales amounted to $346,611 as compared to $246,346 for the three months ended September 30, 2022, an increase of $100,265, or 40.7%.

For the nine months ended September 30, 2023, cost of sales amounted to $801,042 as compared to $705,680 for the nine months ended September 30, 2022, an increase of $95,362, or 13.5%.

Gross Profit

For the three months ended September 30, 2023, gross profit amounted to $467,340, or 57.4% of sales, as compared to $327,303, or 57.1% of sales, for the three months ended September 30, 2022, an increase of $140,037, or 42.8%.

For the nine months ended September 30, 2023, gross profit amounted to $942,184, or 54.1% of sales, as compared to $919,045, or 56.6% of sales, for the nine months ended September 30, 2022, an increase of $23,139, or 2.5%. Generally, we recognize a higher gross profit percentage on the sale of C-Bond nanoShield and C-Bond ballistic resistant glass protections systems than we do on the sale of disinfection products and from Mobile Tint installations and services.

Operating Expenses

For the three months ended September 30, 2023, operating expenses amounted to $581,971 as compared to $828,127 for the three months ended September 30, 2022, a decrease of $246,156, or 29.7%. For the nine months ended September 30, 2023, operating expenses amounted to $2,152,281 as compared to $3,505,127 for the nine months ended September 30, 2022, a decrease of $1,352,846, or 38.6%. For the three and nine months ended September 30, 2023 and 2022, operating expenses consisted of the following:

	Three Months ended September 30,		Nine Months ended September 30,
	2023	2022	2023	2022
Compensation and related benefits, including stock-based compensation charges	$308,991	$412,642	$1,177,044	$2,253,374
Professional fees	111,005	217,123	491,958	663,387
General and administrative expenses	161,975	198,362	483,279	588,366
Total	$581,971	$828,127	$2,152,281	$3,505,127

Compensation and related benefits

For the three months ended September 30, 2023, compensation and related benefits decreased by $103,651, or 25.1%, as compared to the three months ended September 30, 2022. This decrease was primarily due to a decrease in compensation and related benefits due to a reduction in the number of employees.

For the nine months ended September 30, 2023, compensation and related benefits decreased by $1,076,330, or 47.8%, as compared to the nine months ended September 30, 2022. This decrease was primarily due to a decrease in stock-based compensation of $983,388 and a decrease in compensation and related benefits of $92,942 primarily attributable to a decrease in the number of employees.

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

Professional fees

For the three months ended September 30, 2023, professional fees decreased by $106,118, or 48.9%, as compared to the three months ended September 30, 2022. This decrease was primarily related to a decrease in legal fees of $17,706 and a decrease in consulting fees of $93,759, offset by an increase in other professional fees of $5,347.

For the nine months ended September 30, 2023, professional fees decreased by $171,429, or 25.8%, as compared to the nine months ended September 30, 2022. This decrease was primarily related to a decrease in legal fees of $19,104, a decrease in consulting fees of $86,438, and a decrease in accounting fees of $71,676, offset by an increase in other professional fees of $5,789.

General and administrative

For the three months ended September 30, 2023, general and administrative expenses decreased by $36,387, or 18.3%, as compared to the three months ended September 30, 2022. For the nine months ended September 30, 2023, general and administrative expenses decreased by $105,087, or 17.9%, as compared to the nine months ended September 30, 2022. These decreases are primarily attributable to a decrease in sales and marketing expenses, and other cost cutting measures, including the reduction of rent and other costs associated with our recently sold C-Bond Nanoshield product line.

Other Operating Income

During the nine months ended September 30, 2023, we reported a gain on sale of our nanoShield product line of $4,051,709. We did not record other operating income during the 2022 periods.

Income (Loss) from Operations

For the three months ended September 30, 2023, loss from operations amounted to $(114,631) and $(500,824), respectively, a decrease of $386,193, or 77.1%.

For the nine months ended September 30, 2023, income (loss) from operations amounted to $2,841,612 and $(2,586,082), respectively, a positive change of $5,427,694, or 209.9%.

Other Income (Expenses), net

For the three months ended September 30, 2023, other (expenses), net amounted to $(49,437) as compared to $(445,566) for the three months ended September 30, 2022, a decrease of $396,129, or 88.9%. This decrease was primarily due to a decrease in interest expense of $386,879 related to a decrease in the amortization of debt discount and a decrease in interest-bearing debt, and an increase in gain on debt extinguishment of $9,250 related to the payoff and settlement of accrued compensation.

For the nine months ended September 30, 2023, other income (expenses), net amounted to $45,506 as compared to $(1,289,079) for the nine months ended September 30, 2022, a positive change of $1,334,585, or 103.5%. This change was primarily due to a decrease in interest expense of $631,359 related to a decrease in the amortization of debt discount and a decrease in interest-bearing debt, and an increase in gain on debt extinguishment of $703,226 related to the payoff and settlement of debt using proceeds from the sale of nanoShield product line and related technologies the payoff and settlement of accrued compensation.

Net Income (Loss)

Due to factors discussed above, for the three months ended September 30, 2023 and 2022, net (loss) amounted to $(164,068) and $(946,390), respectively. For the three months ended September 30, 2023, net loss attributable to common shareholders, which included dividends accrued on Series B and C preferred stock of $13,483 and the deduction of net (income) attributable to noncontrolling interests of $(28,657), amounted to $(206,208), or $(0.00) per common share (basic and diluted). For the three months ended September 30, 2022, net loss attributable to common shareholders, which included dividends accrued on Series B and C preferred stock and a deemed dividend related to price protection provisions in our convertible debt instruments of $14,619, and the deduction of net loss attributable to noncontrolling interests of $8,529, amounted to $952,480, or $(0.00) per basic and diluted common share.

Due to factors discussed above, for the nine months ended September 30, 2023 and 2022, net income (loss) amounted to $2,887,118 and $(3,875,161), respectively. For the nine months ended September 30, 2023, net income attributable to common shareholders, which included dividends accrued on Series B and C preferred stock of $40,788 and the deduction of net loss attributable to noncontrolling interests of $6,705, amounted to $2,853,035, or $0.01 per common share (basic) and $0.00 per common share (diluted). For the nine months ended September 30, 2022, net loss attributable to common shareholders, which included dividends accrued on Series B and C preferred stock of $46,246 and the deduction of net loss attributable to noncontrolling interests of $31,615, amounted to $(3,889,792), or $(0.01) per basic and diluted common share.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $1,133,129 and $97,091 as of September 30, 2023 and December 31, 2022, respectively.

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

In connection with the APA, we received net proceeds of $1,989,755, after the repayment and settlement of notes payable and convertible notes payable as follows:

1)	The Company repaid and settled the BOCO Investments, LLC Note (See Note 8) with a principal balance of $400,000 and accrued interest payable of $317,293 for a cash payment of $200,000 and the issuance of 22,000,000 shares of the Company’s common stock.

2)	The Company repaid GS Capital Partners, LLC $419,260 for notes dated June 23, 2022, July 26, 2022, and September 6, 2022 (collectively, the “GS Notes”), and GS Capital Partners, LLC deemed the GS Notes paid in full.

3)	The Company repaid Mercer Street Global Opportunity Fund, LLC (“Mercer”) $271,825 for notes dated March 14, 2022 and November 22, 2022 (collectively, the “Secured Mercer Notes”).

4)	The Company repaid Jeff Badders $875,000 for notes dated May 5, 2021, November 8, 2022, and April 4, 2023.

5)	The Company repaid 1800 Diagonal Lending, LLC $288,035 for notes dated November 4, 2022, December 27, 2022, and March 17, 2023 (collectively, the “1800 Diagonal Notes”), and 1800 Diagonal Lending, LLC deemed the 1800 Diagonal Notes paid in full.

Additional cash liquidity is generated from product sales. However, to date, we are not profitable, and we cannot provide any assurances that we will be profitable. We believe that our existing cash and cash equivalents will not be sufficient to fund our current operating plans.

Cash Flows

For the Nine months ended September 30, 2023 and 2022

The following table shows a summary of our cash flows for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(1,228,280)	$(1,183,111)
Net cash provided by investing activities	3,927,861	-
Net cash (used in) provided by financing activities	(1,663,543)	815,780
Net increase (decrease) in cash	1,036,038	(367,331)
Cash - beginning of the period	97,091	519,898
Cash - end of the period	$1,133,129	$152,567

Net Cash Used in Operating Activities:

Net cash flow used in operating activities was $1,228,280 for the nine months ended September 30, 2023 as compared to net cash flow used in operating activities of $1,183,111 for the nine months ended September 30, 2022, an increase of $45,169.

Net cash flow used in operating activities for the nine months ended September 30, 2023 primarily reflected net income of $2,887,118, which was then adjusted for the add-back (deduction) of non-cash items primarily consisting of depreciation and amortization of $63,953, stock-based compensation expense of $42,183, stock-based professional fees of $119,700, amortization of debt discount of $96,075, non-cash interest expense for put premiums of $29,212, non-cash gain on debt extinguishment and inducement expense of $462,581, and gain from sale of nanoShield product line of $4,051,709, and changes in operating assets and liabilities consisting primarily of a decrease in accounts receivable of $8,970, an increase in inventory of $42,388, a decrease in accounts payable of $55,162, an increase in accrued expenses of $23,285, an increase in contract liabilities of $113,790, an increase in accrued compensation of $16,791, and a decrease in accrued interest – related party of $9,641.

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

Net Cash Provided by Investing Activities:

Net cash provided by investing activities was $3,927,861 for the nine months ended September 30, 2023 as compared to $0 for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we received net proceeds of $4,042,631 from the sale of our nanoShield product line and related technologies. Additionally, we purchased property and equipment for $114,770.

Net Cash Provided by (Used in) Financing Activities:

Net cash used in financing activities was $(1,663,543) for the nine months ended September 30, 2023 as compared to net cash provided by financing activities of $815,780 for the nine months ended September 30, 2022.

During the nine months ended September 30, 2023, we received net proceeds from the sale of our common stock to our chief executive officer of $275,000, we received net proceeds from convertible notes payable of $50,000, and we received proceeds from notes payable of $291,621. These proceeds were offset by the repayment of notes payable of $1,807,414, the repayment of note payable – related party of $250,000, and the repayment of convertible notes payable of $222,750.

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

As of September 30, 2023, we determined that there was substantial doubt about our ability to maintain operations as a going concern. Our unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We will seek to raise capital through additional debt and/or equity financings to fund operations in the future. Although we have historically raised capital from sales of common and preferred shares, from the issuance of notes payable, and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. Our unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

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

The following tables summarize our contractual obligations as of September 30, 2023, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-2 years	3-5 years	5 + years
Notes payable	$141,511	$81,642	$44,734	$15,135	$-
Convertible note payable	1,031,250	1,031,250	-	-	-
Interest on notes payable	220,452	220,452	-	-	-
Operating lease gross base rent	203,005	76,654	126,351	-	-
Total	$1,596,218	$1,409,998	$171,085	$15,135	$-

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2023, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2021, a former consultant of the Company filed a small claims case for approximately $16,000 in Harris County, TX, and the Company filed its response in August 2021. The Company received a civil notice of trial setting for September 7, 2023. On September 7, 2023, the Company and the former consultant entered into a settlement agreement, whereby the Company paid $9,000 as full settlement of this claim.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	On September 3, 2023, the Company issued 1,000,000 shares of its common stock for investor relations services to be rendered. These shares were valued at $4,500, or $0.0045 per common share, based on the quoted closing price of the Company’s common stock on the measurement date.

2.	During the three months ended September 30, 2023, the Company issued 8,584,376 shares of its common stock upon the conversion of 300 shares of Series C preferred with a stated redemption value of $30,000. The conversion price was based on contractual terms of the related Series C preferred shares.

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

C-BOND SYSTEMS, INC.

Dated: November 14, 2023	By:	/s/ Scott R. Silverman
Scott R. Silverman
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)