Form 10-K
period 2023-12-31
C-Bond Systems, Inc
filed 2024-04-01
CIK 1421636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-53029

C-BOND SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Colorado	26-1315585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2029 Pat Booker Rd., San Antonio, TX	78148
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (210) 490-3977

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing price of $0.01 per share of common stock as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), was $1,273,202.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 539,122,586 shares of common stock are issued and outstanding as of March 29, 2024.

Documents Incorporated by Reference

None

C-BOND SYSTEMS, INC.

FORM 10-K

December 31, 2023

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

As used in this Report and unless otherwise indicated, the terms “C-Bond Systems, Inc.,” “Company,” “we,” “us,” or “our” refer to C-Bond Systems, Inc. and its wholly owned subsidiary, C-Bond Systems, LLC, and its 80% owned subsidiary, Patriot Glass Solutions LLC (formerly known as Mobile Tint, LLC), as the context may require.

Overview

We are a nanotechnology company and sole owner and developer of the patented C-Bond technology. We are engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality, and sustainability of brittle material systems. Our present primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally. We operate in two divisions: C-Bond Transportation Solutions (through the date of sale on May 8, 2023) and Patriot Glass Solutions. C-Bond Transportation Solutions sold a windshield strengthening, water repellent solution called C-Bond nanoShield™ and disinfection products. Our Patriot Glass Solutions subsidiary sells multi-purpose glass strengthening primer and window film mounting solutions, including C-Bond BRS, a ballistic-resistant film system, and C-Bond Secure, a forced entry system. We currently own four U.S. patents and one patent license spanning core and strategic nano-technology applications and processes.

On June 30, 2021, we entered into a Share Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”) with (i) Patriot Glass Solutions LLC (formerly Mobile Tint LLC), a Texas limited liability company doing business as A1 Glass Coating (“Patriot Glass”), (ii) the sole member of Patriot Glass (the “Patriot Glass Member”), and (iii) Michael Wanke as the Representative of the Patriot Glass Member. Pursuant to the Exchange Agreement, we agreed to acquire 80% of Patriot Glass’s member units, representing 80% of Patriot Glass’s issued and outstanding capital stock (the “Patriot Glass Member Units”). On July 22, 2021, we closed the Exchange Agreement and acquired 80% of the Patriot Glass Shares. The Patriot Glass Member Units were exchanged for restricted shares of the Company’s common stock, in an amount equal to $800,000, divided by the average of the closing prices of the Company’s common stock during the 30-day period immediately prior to the closing as defined in the Exchange Agreement. In connection with the Exchange Agreement, we issued 28,021,016 shares of its common stock. Initially, for two years after closing, we had the option to acquire the remaining 20% of Patriot Glass’s issued and outstanding membership interests in exchange for a number of shares of the Company’s common stock equal to 300% of Patriot Glass’s average EBIT value, divided by the price of the Company’s common stock as defined in the Exchange Agreement. On September 20, 2023, the Company and the Patriot Glass Shareholder entered into amendment #2 to the Exchange Agreement (the “Amended Exchange Agreement”). Pursuant to the Amended Exchange Agreement, we shall have the option (the “Option”), beginning on July 1, 2025 (the “Option Start Date”) and ending on 5:00 P.M. EST on the date that is thirty calendar days after the Option Start Date (the “Option Period”), to acquire the remaining 20% of Patriot Glass Units (the “Additional Units”), representing 20% of Patriot Glass’s issued and outstanding membership interests. Patriot Glass provides quality window tint solutions for auto, home, and business owners across Texas, specializing in automotive window tinting, residential window film, and commercial window film that stop harmful UV rays from passing through its window films for reduced glare, comfortable temperatures, and lower energy bills. Patriot Glass also carries products that offer forced-entry protection and films that protect glass from scratches, graffiti, other types of vandalism, and even bullets, including our C-Bond BRS and C-Bond Secure products. As part of the transaction, Patriot Glass’s owner-operator, Michael Wanke, joined the Company as President of its Patriot Glass Solutions Group. Patriot Glass has been in business for more than 30 years and produced annual revenue of approximately $2 million in both 2019 and 2020. On October 10, 2023, we filed a Certificate of Amendment with the Secretary of State of the State of Texas to change Mobile’s name to Patriot Glass Solutions LLC (“PGS” or “Patriot Glass”).

We expect that our acquisition of PGS will be the springboard to provide glass security solutions across the United States. Patriot Glass Solutions protects personal, school, government and commercial/business property across the United States using C-Bond’s proprietary glass strengthening technology to protect property from looting, rioting, break-ins, and gunfire. Patriot Glass Solutions’ primary products include C-Bond BRS, a ballistic-resistant film system; and C-Bond Secure, a multi-purpose glass strengthening primer and window film mounting solution that deters forced entry.

On May 8, 2023, the Company entered into an Asset Purchase Agreement (the “APA”) with Apex Protect GPS, LLC (the “Buyer”), a Texas limited liability company, whereby the Company agreed to sell its C-Bond nanoShield™ product line, including intangible assets, intellectual property, work in process, furniture, fixtures, equipment, inventory and other physical assets of the Company’s C-Bond nanoShield division (the “Assets”) to the Buyer for a purchase price of $4,000,000 in cash (the “Transaction”). The Transaction closed on May 8, 2023. From the proceeds of the sale, the Company repaid over $2 million of debt (both convertible debt and straight loans/debt).

The Assets were sold and transferred to buyer by means of (i) with respect to the physical assets, a bill of sale; and (ii) with respect to intangible assets or intellectual property, a Patent and Trademark Assignment Agreement, a Patent and Know-How License Agreement, and a Patent License-Back Agreement (collectively, the “IP Agreements”).

On June 15, 2023, an Assignment and Agreement to Re-Execute was entered into by and among the Company (“Seller”); Apex Protect GPS, LLC, (“Assignor”) and CB Nanoshield, LLC, a Texas limited liability company (“Assignee”), whereby the Assignor assigned to the Assignee all its right to the (i) APA; (ii) bill of sale (iii) IP Agreements; and (iv) and any memorandums, schedules and exhibits related to the foregoing to Assignee.

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

Our Business

Product and Service Offerings

On May 8, 2023, the Company entered into an APA with Apex Protect GPS, LLC (the “Buyer”), a Texas limited liability company, whereby the Company agreed to sell its C-Bond nanoShield™ product line, including intangible assets, intellectual property, work in process, furniture, fixtures, equipment, inventory and other physical assets of the Company’s C-Bond nanoShield division (the “Assets”) to the Buyer for a purchase price of $4,000,000 in cash (the “Transaction”). The Transaction closed on May 8, 2023. Following the sale of our C-Bond nanoShield division on May 8, 2023, through our subsidiary, Patriot Glass Solutions, we sell multi-purpose glass strengthening primer and window film mounting solutions, including C-Bond BRS, a ballistic-resistant film system, and C-Bond Secure, a forced entry system. C-Bond BRS and C-Bond Secure are low-cost technologies that significantly increase the mechanical performance of glass.

Patriot Glass Solutions

Subsequent to May 8, 2023, we will only have one reportable business segment, the distribution and installation of window film solutions.

PGS offers two main security film products: C-Bond Secure, which includes a liquid glass strengthening primer/window film mounting solution used in conjunction with security film to deter forced entry, and C-Bond BRS, a ballistic-resistant film system that includes patented glass strengthening technology and security film to help stop bullets from penetrating glass. C-Bond’s patented technology and third-party certifications for its C-Bond BRS (ballistic-resistant film system) meet National Institute of Justice Level I, Level IIA, Level II, and Underwriters Laboratories (UL) 752 ballistic-resistant protection standards. PGS also offers other types of window film for various applications, including solar, decorative, reflective, and more.

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

C-Bond BRS (Ballistic-Resistant Film System)

C-Bond BRS is a patented, nanotechnology Ballistic-Resistant Film System that increases the structural integrity of glass and provides National Institute of Justice (NIJ) Level I, Level IIA, Level II, and Underwriter Laboratories (UL) 752 ballistic-resistant protection. C-Bond BRS includes a specified glass thickness and glass type, the C-Bond window film mounting solution to improve the glass mechanical strength, and the C-Bond window film product. This product is targeted to police, fire, emergency services, media outlets, schools, airports, and government buildings due to the utility of ballistic-resistant glass protection in their respective fields. The C-Bond BRS system seeks to combine simplicity and affordability with a one-way capability (the ability to shoot-out but prevent shooting in) ballistic protection compared to other costlier ballistic resistant material (polycarbonate and glass laminate) products.

Commercial Market Strategy

Patriot Glass Solutions sells ballistic-resistant glass solutions and forced entry deterrent solutions to private enterprises, schools, government agencies, and general contractors. We take advantage of existing resources and relationships between us and construction contractors to leverage our products and services. On many projects, we rely on construction contractors to hire us as a subcontractor for our multi-purpose glass strengthening primer and window film mounting solutions services, which helps us generate economic growth, support commercialization activities, provide more developed business networks, knowledge of and access to supply and demand channels, and supplement limited financial resources. Additionally, through our sales effort, we market our multi-purpose glass strengthening primer and window film mounting solutions to residential customers and direct to commercial customers.

C-Bond Authorized Dealer Network

Our Authorized Dealer Network focuses on entering into Dealer agreements with window film installation businesses to develop a national distribution network. This program aims to partner with high quality distributors that can grow revenues and margins. For the year ended December 31, 2023, one customer accounted for approximately 11% of total sales. For the year ended December 31, 2023, all sales were in the United States. Almost all sales generated through PGS are performed in Texas. No other geographical area accounted for more than 10% of total sales during the years ended December 31, 2023 and 2022. A reduction in sales from or loss of our customers could have a material adverse effect on the Company’s consolidated results of operations and financial condition.

Suppliers

Currently, we rely on four main suppliers, Madico, Inc., Eastman Performance Films, LLC., and Decorative Films, LLC, for our window film; and one supplier for our C-Bond Secure and C-Bold BRS solution, CB Nanoshield, LLC.  We believe that, if necessary, alternate window film suppliers could be found without material disruption to our business. However, we rely on CB Nanoshield, LLC to supply our C-Bond Secure and C-Bold BRS solutions.

Intellectual Property

We currently own four U.S. patents and one patent license spanning core and strategic nano-technology applications and processes. Our focus remains on maintaining a patent portfolio that protects our core intellectual property and delivers shareholder value.

Pursuant to an agreement dated April 8, 2016, between us and Rice University, Rice University granted a non-exclusive license to us, in nanotube-based surface treatment for strengthening glass and related materials under Rice’s intellectual property rights, to use, make, distribute, offer and sell the licensed products specified in the agreement. In consideration, we had to pay a one-time non-refundable license fee of $10,000 and royalty payments of 5% of net sales of the licensed products during the term of the agreement and a sell-off period of 180 days from termination. In addition, we were required to pay for the maintenance of the patents.  This agreement expired per its terms on December 29, 2023. Due to the advancement of our proprietary technology and awards of our own patents, we did not need to rely upon any of the patents included in the license agreement with Rice University as they were not core to our current product offerings.

The “C-Bond Systems™” name and logo are registered trademarks issued by the U.S. Patent and Trademark Office.

Research and Development

We did not incur any research and development expenses during 2023.

Competition

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

Employees

As of December 31, 2023, C-Bond had one full-time employee, and two individuals, including our chief executive officer, who operate as independent contractors of the Company. Additionally, Patriot Glass had 19 full-time employees. We have established an extensive network of external partners, contractors, and consultants to minimize administrative overhead and maximize efficiency.

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

General Company Information

C-Bond Systems, Inc., formerly WestMountain Alternative Energy, Inc. (“WestMountain”), was incorporated in the state of Colorado on November 13, 2007. C-Bond Systems, LLC is a Texas-based limited liability company that was formed in 2013 and headquartered in Texas. On April 25, 2018, WestMountain Energy, WestMountain’s wholly owned subsidiary, WETM Acquisition Corp., a corporation formed in the State of Colorado on April 18, 2018, (the “Acquisition Sub”), and C-Bond Systems, LLC, entered into an Agreement and Plan of Merger and Reorganization (“Merger Agreement”). Pursuant to the terms of the Merger Agreement, on April 25, 2018, referred to as the Closing Date, the Acquisition Sub merged with and into C-Bond Systems, LLC, which was the surviving corporation and became a wholly owned subsidiary of WestMountain (the “Merger”). The Merger was effective as of April 26, 2018, upon the filing of a Certificate of Merger with the Secretary of State of the State of Texas. On July 18, 2018, we changed our name to C-Bond Systems, Inc.  Our common stock is currently quoted on the OTC Pink marketplace on a limited basis under the trading symbol “CBNT”. Our principal executive offices are located at 2029 Pat Booker Rd., San Antonio, Texas, 78148. Our website address is http://cbondsystems.com/ and our telephone number is (210) 490-3977. The content of any website of ours is not a part of, or incorporated by reference in, this Report. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). These reports and any other information filed by the Company with the SEC are available free of charge on our website. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

As reflected in our accompanying consolidated financial statements, we reflected net income of $1,886,807 for the year ended December 31, 2023. Additionally, as of December 31, 2023, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $60,851,714, $4,324,535 and $1,351,954, respectively. On May 8, 2023, we sold our nanoShield product line for approximately $4,000,000 and for the year ended December 31, 2023, we recorded a gain from this sale of the nanoShield product line of $4,051,709. Aside from the 2023 gain recognized from the sale of the nanoShield product line, we have incurred substantial losses since our inception, including a net loss of $5,156,478 (which included stock-based compensation of $1,039,943), for the year ended December 31, 2022. Net cash used in operations was $1,602,218 and $1,584,918 for the years ended December 31, 2023 and 2022, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital.

Our ability to continue as a going concern will require us to obtain additional financing to fund our current operations, which may be unavailable on attractive terms, if at all.

As of December 31, 2023, our recurring operating losses (excluding the gain we recognized from the sale of our nanoShield product line), cash used in operations and our current operating plans raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Our ability to continue as a going concern will require us to obtain additional financing to fund our current operating plans. We believe that our existing cash and cash equivalents will not be sufficient to fund our current operating plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our commercialization efforts.

Unfavorable global economic, business, or political conditions could adversely affect our business, financial condition, or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, including the impact of health and safety concerns, such as those relating to global pandemics. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our domestic and international customers, possibly resulting in delays in customer payments. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Predicting the timing or the amount of revenues that we will receive from the sale of our products is very difficult. Any delay in the development and acceptance of one or more of our products, could result in significant delays in the realization of revenues, the need to raise additional capital through the issuance of additional equity or debt securities sooner than we intend, and may allow competitors to reach certain of such markets with products before we do. In view of the emerging nature of the technology involved in certain of these markets, and the attendant uncertainty as to whether our products will achieve meaningful commercial acceptance, if at all, there can be no assurance that we will realize revenues sufficient to achieve profitability.

Our intellectual property is subject to patents that may expire.

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

Protecting our intellectual property is critical to our innovation efforts. We own patents, trade secrets, copyrights, trademarks and/or other intellectual property rights related to many of our products, and also have a non-exclusive license right under intellectual property owned by others. Our intellectual property rights may be challenged or infringed upon by third parties, particularly in countries where property rights are not highly developed or protected, or we may be unable to maintain, renew or enter into new license agreements with third-party owners of intellectual property on reasonable terms. Unauthorized use of our intellectual property rights or inability to preserve existing intellectual property rights could adversely impact our competitive position and results of operations.

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

Our ability to continue our research and development activities to improve and expand our products and service offerings requires extensive amounts of funding. We may not be able to obtain the necessary funding on attractive terms and on a timely basis to continue our research and development activities, which could cause our research and development activities to be delayed, reduced or terminated. Delaying, reducing or terminating our research activities could impede our estimated growth and results of operations.

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

We rely somewhat on a third-party distribution model for our products and the number and quality of distributors can vary and may impact our revenues.

We rely somewhat on numerous third-party distributors for the distribution of our products. While we believe that alternative distributors could be located if required, our product sales could be affected if any of these distributors do not continue to distribute our products in required quantities or at all, or with the required levels of quality. In addition, difficulties encountered by these distributors, such as fire, accident, natural disasters, or political unrest, could halt or disrupt distributions, resulting in delay or cancellation of orders. Any of these events could result in delayed deliveries by us of our products, causing reduced sales and harm to our reputation and brand name.

We only have one manufacturing facility for our propriety products.

Our proprietary products are manufactured for us by CB Nanoshield, the Buyer of the nanoShield product, in their Houston, Texas facility. In the event of a fire, flood, tornado, hurricane or other form of a catastrophic event, we may be unable to fulfill any then-existing demand for our products, possibly for a prolonged period, depending upon the severity of the event. As a result, should a catastrophic event occur, our financial condition and results of operation would be materially adversely affected.

Our Contract Manufacturing Agreement with CB Nanoshield expires on May 8, 2024 (the “Anniversary Date”). For each year thereafter automatic one-year extensions to the agreement automatically trigger on the Anniversary Date unless terminated or revised. If a party elects to terminate the agreement, they must provide written notification to the other party no less than sixty (60) days prior to the Anniversary Date. If we are not able to renew or extend our manufacturing agreement, we may have to move our corporate headquarters and manufacturing facility. Doing so could cause us to incur significant expenses and could delay or reduce our ability to manufacture our products for some time. Our financial condition and results of operation could be materially adversely affected by any such move.

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

We also expect that being a public company with these rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members for our board of directors, particularly to serve any committees, and qualified executive officers.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting annually. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Management concluded that our internal control over financial reporting as of December 31, 2023 was not effective, see “We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in a material misstatement in our financial statement.” In the future, we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Failure to comply, or any adverse results from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we will be able to conclude that our internal control over financial reporting is effective.

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

We closed various financing transactions with investors whereby the respective investor purchased convertible promissory notes and warrants from the Company. If the investors convert their notes and exercise their warrants, the Company will issue shares of the Company’s common stock to the investor, which may cause substantial dilution to the book value per share of our common stock and to existing and new investors.

Holders of Series B Preferred Shares or Series C Preferred Shares issued by the Company may, as of December 31, 2023, convert such shares into approximately 335,772,000 and 438,151,000 shares of our common stock, respectively, which could result in significant dilution to existing and new investors.

As of December 31, 2023, we had 1,144 Series B and 15,150 Series C shares of Preferred Stock issued and outstanding. If a holder of Series B Preferred shares or Series C Preferred shares issued by the Company elects to convert such shares into approximately 335,772,000 and 438,151,000 shares of our common stock, respectively, it would result in significant dilution to existing and new investors.

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

We are subject to the reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act, which require annual management assessments of the effectiveness of our internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As reported in Item 9A hereof, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023 because of a material weakness in our internal control over financial reporting. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting: (1) the lack of multiple levels of management review on complex business, accounting, and financial reporting issues and (2) a lack of adequate segregation of duties as a result of our limited financial resources to support hiring of personnel. Until such time as we expand our staff to include additional accounting and executive personnel, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. The Company’s information security program is managed by its CEO and CFO, and Vice President of Operations, who are responsible for leading Company-wide cybersecurity strategy, policy, standards, architecture, and processes.

At this time, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors”.

Governance

The Company’s Board of Directors oversees management’s cybersecurity strategy. Management provides a full briefing on various cybersecurity risk matters including risk assessments, mitigation strategies, areas of emerging risk and other areas of importance at least annually. In the event of a cybersecurity incident determined to be significant, management will notify the Board.

ITEM 2. PROPERTIES

Our corporate headquarters and manufacturing facility was located in an 8,385 square foot facility in Houston, Texas at 6035 South Loop East. The lease on the Houston facility was to expire on May 31, 2025. On June 15, 2023, in connection with the sale of the Company’s nanoShield product line, the purchaser assumed the operating lease and we vacated the premises.

In connection with the Exchange Agreement with PGS, the Company was named as guarantor of a Commercial Lease Agreement dated July 21, 2021, by and between landlord MDW Management, LLC, a company owned by Michael Wanke and his wife and tenant PGS. The term of this lease is 60 months, at a minimum monthly rent of $5,600 (not including tax), with two five-year options for the tenant to renew. The Company’s obligation as guarantor of the Lease will terminate upon the occurrence of earlier of the following: (i) the date of the Company’s acquisition of 100% of the ownership interests of PGS; (ii) the date that the Company beneficially owns less than an 80% ownership interest in PGS; or (iii) two (2) years from and after the effective date of the guaranty. This guarantee expired in July 2023. Our PGS production and warehouse facility is located in an approximate 4,000 square foot facility in San Antonio, Texas at 2029 Pat Booker Rd., which is now our corporate headquarters.

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

On January 20, 2022, we received an order from the SEC (the “Formal Order”). The Formal Order authorizes that an examination be made to determine whether a stop order should be issued under Section 8(d) of the Securities Act with respect to the Company’s Registration Statement on Form S-1, and any supplements and amendments thereto. The Formal Order indicates that the Form S-1 may be deficient in that it may contain untrue statements of material fact or omit to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading concerning, among other things, the Company’s revenue and financial condition. On April 15, 2022, the Company filed an amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The restatement had the cumulative effect of decreasing the Company’s reported revenue for fiscal year 2020 by $102,569 and decreasing the Company’s bad debt expense for the same period by $102,569. There was no effect on the Company’s reported net loss for fiscal year 2020 or on the financial condition of the Company on December 31, 2020. The Company received a subpoena from the SEC on April 25, 2022, requesting all documents and communications concerning the review of C-Bond’s revenue recognition practices for fiscal year 2020. In response, the Company has provided the requested information and its Chief Executive Officer provided his testimony regarding this Formal Order in October 2022. The Company also filed a request to withdraw its Registration Statement on Form S-1 (“S-1”) (File No. 333-261472) (the “Registration Statement”), filed by the Company with the Securities and Exchange Commission on December 3, 2021. The S-1 related to shares of common stock underlying certain convertible promissory notes held by selling securityholders. The S-1 was not declared effective and no securities were sold in reliance thereon. The Company and its Chief Executive Officer have submitted an offer to settle and close the pending SEC investigation. The Company and its Chief Executive Officer are awaiting a formal response to such offer of settlement.

On March 8, 2021, the former President and Acting CFO of the Company resigned. The Company and the former officer alleged certain claims against each other, including with respect to certain compensation claims. Neither party has initiated litigation. The Company intends to vigorously defend itself against any possible claims and assert any relevant claims against the former executive and believes it will prevail. As a result of the evidence disclosed and discovered during the aforementioned SEC investigation, the Company has concluded that the actions of the former President and Acting CFO of the Company may be viewed as potentially dishonest and fraudulent. As a result, the Board of Directors of the Company have resolved and taken action to cause the forfeiture of equity and deferred compensation owed/outstanding by said officer and forwarded a formal demand letter to said officer and his wife, the former Controller of the Company.

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

Quarter Ended	High	Low
December 31, 2023	$0.0075	$0.0032
September 30, 2023	$0.0102	$0.0031
June 30, 2023	$0.0150	$0.0031
March 31, 2023	$0.0089	$0.0036
December 31, 2022	$0.0160	$0.0050
September 30, 2022	$0.0170	$0.0070
June 30, 2022	$0.0289	$0.0106
March 31, 2022	$0.0300	$0.0130

On March 29, 2024, the closing price of the Company’s common stock on OTC Pink was $0.0048.

Holders of Common Stock

As of March 29, 2024, there were approximately 213 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees, or other fiduciaries.

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

Securities Authorized for Issuance under Equity Compensation Plans

See “Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information concerning our equity compensation plans as of December 31, 2023.

Recent Sales of Unregistered Securities

None.

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

Overview

We are a nanotechnology company and marketer of the patented C-Bond technology. We are engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality, and sustainability of brittle material systems. Our present primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States. Our PGS subsidiary sells two main security products: C-Bond BRS, a ballistic-resistant window film solution and C-Bond Secure, a forced entry deterrent solution, to private enterprises, schools, government agencies, and general contractors. PGS also sells offers other types of window film for various applications, including solar, decorative, reflective, and more.

On May 8, 2023, we entered into an APA with Apex Protect GPS, LLC (the “Buyer”), a Texas limited liability company, whereby we agreed to sell its C-Bond nanoShield™ product line, including intangible assets, intellectual property, work in process, furniture, fixtures, equipment, inventory and other physical assets of our C-Bond nanoShield product line (the “Assets”) to the Buyer for a purchase price of $4,000,000 in cash (the “Transaction”). The Transaction closed on May 8, 2023.

The Assets were sold and transferred to buyer by means of (i) with respect to the physical assets, a bill of sale; and (ii) with respect to intangible assets or intellectual property, a Patent and Trademark Assignment Agreement, a Patent and Know-How License Agreement, and a Patent License-Back Agreement.

On June 15, 2023, an Assignment and Agreement to Re-Execute was entered into by and among the Company (“Seller”); Apex Protect GPS, LLC, (“Assignor”) and CB Nanoshield, LLC, a Texas limited liability company (“Assignee”), whereby the Assignor assigned to the Assignee all its right to the (i) APA; (ii) Bill of Sale (iii) IP Agreements; and (iv) and any memorandums, schedules and exhibits related to the foregoing to Assignee.

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

On December 31, 2023, we had cash of $736,461.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had net income of $1,886,807 for the year ended December 31, 2023. Net cash used in operations was $1,602,218 for the year ended December 31, 2023. Additionally, as of December 31, 2023, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $60,851,714, $4,324,535 and $1,351,954, respectively. On May 8, 2023, the Company sold its nanoShield product line and received proceeds of $4,042,631. The proceeds were used to repay convertible notes payable, notes payable and related accrued interest. On December 31, 2023, the Company had cash of $736,461. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares and preferred shares, and from the issuance of promissory notes and convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Estimates

The following discussion and analysis of our consolidated financial condition and consolidated results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management continually evaluates such estimates, including those related to critical estimates for estimates used in the calculation of percentage of completion on uncompleted jobs, assumptions used in assessing impairment of long-term assets, and the fair value of non-cash equity transactions. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements for the years ended December 31, 2023 and 2022, which are included elsewhere in this annual report on Form 10-K. The results discussed below are for the years ended December 31, 2023 and 2022.

Comparison of Results of Operations for the Years ended December 31, 2023 and 2022

Sales

For the year ended December 31, 2023, sales amounted to $2,488,493 as compared to $2,232,646 for the year ended December 31, 2022, an increase of $255,847, or 11.5%. This increase was attributable to an increase in sales of window tint installation and sales of C-Bond Secure multi-purpose and BRS ballistic resistant glass protection systems of $510,211 to school districts in Texas. The Texas Education Agency (TEA) mandated that each school district and open-enrollment charter school install either entry-resistant film or fencing on ground-floor windows that would allow access, glass doors, and windows adjacent to glass doors. This increase was offset by a decrease in sales of our recently sold C-Bond nanoShield solutions product line of approximately $254,364 due to its sale in May 2023.

Cost of Goods Sold

In connection with our C-Bond Solutions segment, cost of goods sold is comprised primarily of the cost of raw materials and finished inventory sold, packaging costs, and warranty costs. In connection with our Patriot Glass segment, cost of goods sold is comprised primarily of cost of raw materials such as film, labor, subcontractor costs, equipment rental, and supplies.

For the year ended December 31, 2023, cost of sales amounted to $1,180,979 as compared to $954,402 for the year ended December 31, 2022, an increase of $226,577, or 23.7%.

Gross Profit

For the year ended December 31, 2023, gross profit amounted to $1,307,514, or 52.5% of sales, as compared to $1,278,244, or 57.3% of sales, for the year ended December 31, 2022, an increase of $29,270, or 2.3%. Generally, we recognized a higher gross profit percentage on the sale of C-Bond nanoShield and C-Bond ballistic resistant glass protections systems than we do on the sale of disinfection products and from Patriot Glass installations and services.

Operating Expenses

For the year ended December 31, 2023, operating expenses amounted to $3,303,818 as compared to $4,470,738 for the year ended December 31, 2022, a decrease of $1,166,920, or 26.1%. For the years ended December 31, 2023 and 2022, operating expenses consisted of the following:

	Year Ended December 31,
	2023	2022
Compensation and related benefits, including stock-based compensation charges of $42,183 and $1,039,943 for the years ended December 31, 2023, and 2022, respectively	$2,036,514	$2,844,783
Professional fees	601,214	815,542
General and administrative expenses	666,090	810,413

Total	$3,303,818	$4,470,738

Compensation and related benefits

For the year ended December 31, 2023, compensation and related benefits decreased by $808,269, or 28.4%, as compared to the year ended December 31, 2022. This decrease was primarily due to a decrease in stock-based compensation of $997,760, offset by a net increase in compensation and related benefits of $189,491 primarily attributable to an increase in executive bonuses of approximately $320,000 and an overall decrease in compensation and related benefits of $130,509 due to a decrease in the number of employees.

On January 6, 2022, the Board of Directors of the Company agreed to satisfy $278,654 of accrued compensation owed to its executive officers (collectively, the “Management”) as of December 31, 2021. Management agreed to accept 278 shares of the Company’s Series B convertible preferred stock in settlement of this accrued compensation. The conversion feature of the Series B Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series B Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, the Company immediately recorded non-cash stock-based compensation of $957,556 related to the beneficial conversion feature arising from the issuance of Series B Preferred Stock.

Professional fees

For the year ended December 31, 2023, professional fees decreased by $214,328, or 26.3%, as compared to the year ended December 31, 2022. This decrease was primarily related to a decrease in consulting fees of $160,127 and a decrease in accounting fees of $74,883, offset by a net increase in other professional fees of $20,682.

General and administrative

For the year ended December 31, 2023, general and administrative expenses decreased by $144,323, or 17.8%, as compared to the year ended December 31, 2022. These decreases are primarily attributable to a decrease in sales and marketing expenses, and other cost-cutting measures, including the reduction of rent of $66,374 and other costs associated with our recently sold C-Bond Nanoshield product line.

Other Operating Income

During the year ended December 31, 2023, we reported a gain on sale of our nanoShield product line of $4,051,709. We did not record other operating income during the 2022 period.

Income (Loss) from Operations

For the year ended December 31, 2023, income (loss) from operations amounted to $2,055,405 and $(3,192,494), respectively, a positive change of $5,247,899, or 164.4%.

Other Income (Expenses), net

For the year ended December 31, 2023, other income (expenses), net amounted to $(168,598) as compared to $(1,963,984) for the year ended December 31, 2022, a positive change of $1,795,386, or 91.4%. This change was primarily due to a decrease in interest expense of $1,144,659 related to a decrease in the amortization of debt discount and a decrease in interest-bearing debt, an increase in gain on debt extinguishment of $825,727 related to the payoff and settlement of debt using proceeds from the sale of nanoShield product line and related technologies the payoff and settlement of accrued compensation, and an increase in settlement expense of $175,000.

Net Income (Loss)

Due to factors discussed above, for the year ended December 31, 2023 and 2022, net income (loss) amounted to $1,886,807 and $(5,156,478), respectively. For the year ended December 31, 2023, net income attributable to common shareholders, which included dividends accrued on Series B and C preferred stock of $54,195 and the deduction of net loss attributable to noncontrolling interests of $8,858, amounted to $1,841,470, or $0.00 per common share (basic) and $0.00 per common share (diluted). For the year ended December 31, 2022, net loss attributable to common shareholders, which included dividends accrued on Series B and C preferred stock of $60,090 and the deduction of net loss attributable to noncontrolling interests of $38,513, amounted to $(5,178,055), or $(0.02) per basic and diluted common share.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $736,461 and $97,091 as of December 31, 2023 and 2022, respectively.

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

As discussed elsewhere, on May 8, 2023, the Company entered into an Asset Purchase Agreement (the “APA”) with Apex Protect GPS, LLC (the “Buyer”), a Texas limited liability company, whereby the Company agreed to sell its C-Bond nanoShield™ product line, including intangible assets, intellectual property, work in process, furniture, fixtures, equipment, inventory and other physical assets of the Company’s C-Bond nanoShield division (the “Assets”) to the Buyer for a purchase price of $4,000,000 in cash (the “Transaction”). The Transaction closed on May 8, 2023.

In connection with the APA, we received net proceeds of $1,989,755, after the repayment and settlement of notes payable and convertible notes payable as follows:

1)	The Company repaid and settled the BOCO Investments, LLC Note with a principal balance of $400,000 and accrued interest payable of $317,293 for a cash payment of $200,000 and the issuance of 22,000,000 shares of the Company’s common stock.

2)	The Company repaid GS Capital Partners, LLC $419,260 for notes dated June 23, 2022, July 26, 2022, and September 6, 2022 (collectively, the “GS Notes”), and GS Capital Partners, LLC deemed the GS Notes paid in full.

3)	The Company repaid Mercer Street Global Opportunity Fund, LLC (“Mercer”) $271,825 for notes dated March 14, 2022 and November 22, 2022 (collectively, the “Secured Mercer Notes”).

4)	The Company repaid Jeff Badders $875,000 plus $87,868 of interest for notes dated May 5, 2021, November 8, 2022, and April 4, 2023.

5)	The Company repaid 1800 Diagonal Lending, LLC $288,035 for notes dated November 4, 2022, December 27, 2022, and March 17, 2023 (collectively, the “1800 Diagonal Notes”), and 1800 Diagonal Lending, LLC deemed the 1800 Diagonal Notes paid in full.

6)	The Company repaid its CEO $250,000 for the note dated May 2, 2022, and the CEO deemed the note paid in full.

Additional cash liquidity is generated from product sales. However, to date, we are not profitable, and we cannot provide any assurances that we will be profitable. We believe that our existing cash and cash equivalents will not be sufficient to fund our current operating plans.

Cash Flows

For the year ended December 31, 2023 and 2022

The following table shows a summary of our cash flows for the year ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(1,602,218)	$(1,584,918)
Net cash provided by investing activities	3,936,861	5,500
Net cash (used in) provided by financing activities	(1,695,273)	1,156,611
Net increase (decrease) in cash	639,370	(422,807)
Cash - beginning of the year	97,091	519,898
Cash - end of the year	$736,461	$97,091

Net Cash Used in Operating Activities:

Net cash flow used in operating activities was $1,602,218 for the year ended December 31, 2023 as compared to net cash flow used in operating activities of $1,584,918 for the year ended December 31, 2022, an increase of $17,300.

Net cash flow used in operating activities for the year ended December 31, 2023 primarily reflected net income of $1,886,807, which was then adjusted for the add-back (deduction) of non-cash items primarily consisting of depreciation and amortization of $88,859, stock-based compensation expense of $42,183, stock-based professional fees of $121,950, amortization of debt discount of $96,258, non-cash interest expense for put premiums of $29,212, non-cash gain on debt extinguishment and inducement expense of $481,832, bad debt expense of $21,296, a gain from the sale of property and equipment of $9,000, and a gain from sale of nanoShield product line of $4,051,709, and changes in operating assets and liabilities consisting primarily of an increase in accounts receivable of $175,945, an increase in inventory of $113,712, a decrease in accounts payable of $69,543, an increase in contract liabilities of $478,083, an increase in accrued compensation of $357,822, an increase in accrued expenses of $183,647, and a decrease in accrued interest – related party of $10,027.

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

.

Net Cash Provided by Investing Activities:

Net cash provided by investing activities was $3,936,861 for the year ended December 31, 2023 as compared to $5,500 for the year ended December 31, 2022. During the year ended December 31, 2023, we received net proceeds of $4,042,631 from the sale of our nanoShield product line and related technologies and $9,000 from the sale of property and equipment. Additionally, we purchased property and equipment for $114,770. During the year ended December 31, 2022, we received proceeds of $5,500 from the sale of property and equipment.

Net Cash (Used in) Provided by Financing Activities:

Net cash used in financing activities was $(1,695,273) for the year ended December 31, 2023 as compared to net cash provided by financing activities of $1,156,611 for the year ended December 31, 2022.

During the year ended December 31, 2023, we received net proceeds from the sale of our common stock to our chief executive officer of $275,000, we received net proceeds from convertible notes payable of $50,000, and we received proceeds from notes payable of $291,621. These proceeds were offset by the repayment of notes payable of $1,824,144, the repayment of note payable – related party of $250,000, and the repayment of convertible notes payable of $237,750.

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

As of December 31, 2023, we determined that there was substantial doubt about our ability to maintain operations as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We will seek to raise capital through additional debt and/or equity financings to fund operations in the future. Although we have historically raised capital from sales of common and preferred shares, from the issuance of notes payable, and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

On March 1, 2024, we executed a Promissory Note (“Note”) in favor of 1800 Diagonal Lending LLC (the “Investor”) in the aggregate principal amount of $157,000 (the “Principal”), and an accompanying Securities Purchase Agreement (“SPA”). Only in the event of a default, as discussed below, is the Note convertible into shares of the Company’s common stock. The Note was funded on March 4, 2023, in the amount of $125,000, which is net of an original issue discount of $13,000 and a one-time interest charge of $19,000. A one-time interest charge of twelve percent (12%) (the “Interest Rate”) was applied on the issuance date to the Principal. Under the terms of the Note, the Company is required to make monthly payments as outlined in the Note, beginning on August 30, 2024 and the Note matures on December 30, 2024. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid (“Default Interest”).

Monthly payment shall be as follows:

Payment Date
August 30, 2024	$87,920
September 30, 2024	$21,980
October 30, 2024	$21,980
November 30, 2024	$21,980
December 30, 2024	$21,980
Total	$175,840

Among other things, an event of default (“Event of Default”) shall occur if the Company fails to pay the principal or interest when due on the Note, whether at maturity, upon acceleration or otherwise. Upon the occurrence of any Event of Default, the Note shall become immediately due and payable and the Company shall pay to the Investor, in full satisfaction of its obligations hereunder, an amount equal to 220% times the sum of the then outstanding principal amount of this Note plus accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus Default Interest, if any. At any time following an Event of Default, the Holder shall have the right to convert all or any part of the outstanding and unpaid amount of this Note into fully paid and non-assessable shares of the Company’s Common Stock. The conversion price (the “Conversion Price”) shall be the greater of $0.0025 per share (the “Fixed Conversion Price”) or 65% multiplied by the lowest closing bid price during the 10 trading days prior to the conversion date (representing a discount rate of 35%) (the “Variable Conversion Price”). At no time may the Note be converted into shares of our common stock if such conversion would result in the Investor and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock.

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

The following tables summarize our contractual obligations as of December 31, 2023, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-2 years	3-5 years	5 + years
Notes payable	$124,781	$82,672	$28,705	$13,404	$-
Convertible note payable	1,098,091	180,000	918,091	-	-
Interest on notes payable	176,800	176,800	-	-	-
Operating lease gross base rent	183,054	75,866	107,188	-	-
Total	$1,582,726	$515,338	$1,053,984	$13,404	$-

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and 15d-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2023, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2023, our internal control over financial reporting was not effective.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our current directors and executive officers:

Name	Age	Position
Scott R. Silverman	60	Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Chairman of the Board and Director
Allison Tomek	48	President, Vice President of Corporate Communications, Secretary and Director
Barry M. Edelstein	59	Director

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

Board Meetings; Annual Meeting Attendance

During the fiscal year ended December 31, 2023, the Board held one board meeting in person and via teleconference, and acted via unanimous written consent on 8 occasions. The Company did not hold an annual meeting.

Holders of our securities can send communications to the Board via mail or telephone to the Secretary at the Company’s principal executive offices. The Company has not yet established a policy with respect to our directors’ attendance at the annual meetings. A stockholder who wishes to communicate with the Board may do so by directing a written request addressed to our Corporate Secretary at the address appearing on the cover page of this Annual Report.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summarizes the compensation earned by our executive officers named in the “Summary Compensation Table” below (referred to herein as our “named executive officers”) in the fiscal years ended December 31, 2023 and 2022.

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

Overview

Our named executive officers for the years ended December 31, 2023 and 2022, are as follows:

●	Scott R. Silverman – Chief Executive Officer and Chief Financial Officer;

●	Allison Tomek – President, Vice President of Corporate Communications and Secretary;

2023 Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to each of the named executive officers for the years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)		Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($)	All Other Compensation ($)		Total ($)
Scott R. Silverman	2023	495,232	(3)	322,375	-	-	6,054	(6)	823,661
Chief Executive Officer, Interim Chief Financial Officer and Treasurer	2022	450,211	(3)	155,469	-	-	681,740	(4)(6)	1,287,420

Allison Tomek	2023	192,000	(3)	182,625	-	-	-		374,625
President, Vice President of Corporate Communications, Secretary	2022	180,000	(3)	70,219	-	-	279,000	(5)	529,219

(1)

Cash bonuses earned by Mr. Silverman and Ms. Tomek in 2023 were based on a bonus approved by the Board of Directors in December 2023 and also included bonuses accrued or paid based on a percentage of capital raises, in accordance with Mr. Silverman’s employment agreement. In connection with the December 2023 bonus, Mr. Silverman and the Company agreed to pay 50% of the 2023 year-end bonus in Series B preferred stock rather than cash, which was issued in January 2024. In connection with the December 2023 bonus, Ms. Tomek and the Company agreed to pay 90% of the 2023 year-end bonus in Series B preferred stock rather than cash, which was issued in January 2024. Cash bonuses earned by Mr. Silverman and Ms. Tomek in 2022 were based on a bonus approved by the Board of Directors in December 2022 and also included bonuses accrued or paid based on a percentage of capital raises, in accordance with Mr. Silverman’s employment agreement.. In connection with the December 2022 bonus, the bonus recipients and the Company agreed to pay 90% of the 2022 year-end bonus in Series B preferred stock rather than cash.

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

(5)	In 2022, in lieu of cash compensation, Ms. Tomek received 81 shares of series B preferred shares for unpaid and deferred compensation. In 2022, Ms. Tomek’s series B preferred share issuance included non-cash compensation of $279,000 related to the conversion of accrued compensation to convertible Series B preferred shares. The conversion feature of the Series B Preferred Stock at the time of issuance was determined to be beneficial on the issue date. Because the Series B Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, during the year ended December 31, 2022, the Company immediately recorded non-cash stock-based compensation of $279,000 related to the beneficial conversion feature arising from the issuance of Series B Preferred Stock which is included in Stock Awards.

(6)	Includes reimbursement of medical expenses of $6,054 and $3,184 in 2023 and 2022, respectively.

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

Elements of Executive Compensation

Base Salaries. Base salaries for the named executive officers during 2023 and 2022 were determined, subject in each case to their employment agreements, on the scope of each officer’s responsibilities along with his or her respective experience and contributions during the prior year. When reviewing base salaries, our board of directors took factors into account such as each officer’s experience and individual performance, company performance as a whole, and general industry conditions, but did not assign any specific weighting to any factor.

Equity Awards. Equity awards granted by the board of directors to the named executive officers during 2023 and 2022 were determined based on their employment agreements, on the scope of each officer’s responsibilities along with his or her respective experience and contributions during the prior year. When reviewing equity awards, our board of directors took factors into account such as each officer’s experience and individual performance, company performance as a whole, and general industry conditions, but did not assign any specific weighting to any factor.

Capital Raise Success Bonus. Pursuant to Mr. Silverman’s employment agreement, he receives a capital raise success bonus of 5% of all equity capital raised from investors/lenders introduced by him to the Company. Mr. Silverman agreed to share this capital raise bonus with other executives.

Bonus. In December 2023, the board of directors approved a bonus to Mr. Silverman and Ms. Tomek of $300,000 and $180,000, respectively. In December 2022, the board of directors approved a bonus to Mr. Silverman and Ms. Tomek of $100,000 and $60,000, respectively.

Other Benefits. On June 30, 2020, we amended the employment agreement of Mr. Silverman to include an allowance of up to $10,000 per year to cover uncovered medical/dental expenses for Mr. Silverman and his family. Currently, we do not offer any additional benefit packages to other employees.

Outstanding Equity Awards at Fiscal Year-End

The following are the outstanding equity awards for the named executive officers as of December 31, 2023:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)		Number of Securities Underlying Unexercised Options (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)(1)	Option Expiration Date
Scott R. Silverman	3,000,000	(2)	-	0	$0.31	10/18/2027

(1)	This reflects the exercise price of such options.

(2)	These shares were fully vested prior to 2021.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(*)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott R. Silverman (1)	6,970,120	$38,336	6,970,120	$38,336
Allison Tomek (2)	4,750,000	$26,125	4,750,000	$26,125

*	The market value of shares of stock is computed by multiplying the closing market price of our stock at the end of the last completed fiscal year of December 31, 2023 of $0.0055 by the number of shares of stock set forth to the left of such figure.

(1)	6,970,120 shares vest on May 1, 2024, as extended by agreement. As of December 31, 2023, Mr. Silverman also owns 745 shares of Series B Preferred stock, which may convert into approximately 244,916,835 common shares.

(2)	4,750,000 shares vest on May 1, 2024, as extended per agreement. As of December 31, 2023, Ms. Tomek also owns 200 shares of Series B Preferred stock, which may convert into approximately 65,049,675 common shares.

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

Disclosure of Equity Awards Based on Material Nonpublic Information: None

Pay Versus Performance (PVP)

In accordance with the SEC’s disclosure requirements regarding pay versus performance, or PVP, this section presents the SEC-defined “Compensation Actually Paid,” or CAP of our PEO and NEOs for each of the fiscal years ended December 31, 2023, 2022 and 2021, and our financial performance. Also as required by the SEC, this section compares CAP to various measures used to gauge performance at the Company for each such fiscal year. Also as required by the SEC, this section compares CAP to various measures used to gauge performance at the Company.

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

Pay Versus Performance Table

In accordance with the SEC’s PVP rules, the following table sets forth information concerning the compensation of our NEOs for each of the fiscal years ended December 31, 2023, 2022 and 2021, and our financial performance for each such fiscal year:

Year (1)	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO (2)(3)	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs	Value of Initial Fixed $100 Investment Based On Total Shareholder Return	Net Income (Loss)
2023	$823,661	$804,842	$374,625	$381,800	$5.00	$1,886,807
2022	$1,287,420	$1,146,624	$529,219	$473,669	$7.45	$(5,156,478)
2021	$3,202,434	$2,633,672	$1,027,876	$211,683	$25.82	$(7,128,858)

(1)	The PEO (CEO) in the 2023, 2022 and 2021 reporting year is Scott Silverman. The non-PEO NEO in the 2023 and 2022 reporting year is Allison Tomek. The non-PEO NEO’s in the 2021 reporting year was Vince Pugliese and Allison Tomek.

(2)	The CAP was calculated beginning with the PEO’s and NEO’s SCT total. In 2023, 2022 and 2021, the following amounts were deducted from and added to the applicable SCT total compensation:

	SCT Total	Stock awards deducted from SCT	Increase for fair value of awards granted during the year that remain unvested as of year end	Decrease for change in fair value from prior year-end to current year- end for awards granted in prior years and unvested as of year end	Other adjustments	Total CAP
	(A)	(B)	(C)	(D)	(E)	A - B + C + E
PEO
2023	823,661	-	-	(18,819)	-	804,842
2022	1,287,420	-	-	(140,796)	-	1,146,624
2021	3,202,434	-	-	(568,762)	-	2,633,672

Average Non-PEO NEO
2023	374,625	-	-	(12,825)	-	361,800
2022	529,219	-	-	(55,550)	-	473,669
2021	1,027,876	(132,000)	16,400	(700,593)	-	211,683

(3)	The fair value of stock awards reported for CAP purposes in columns (C) and (D) are based on the quoted closing price of the Company’s common stock on the vesting date or the year end date for unvested stock awards in accordance with the SEC rules. See Note 9, “Shareholder’s Deficit” in the Notes to the Company’s Consolidated Financial Statements for the fiscal years ended 2023 and 2022 included in the Company’s Annual Report on Form 10-K for the year ended 2023 for more information regarding the Company’s accounting for share-based compensation.

Director Compensation

Our non-executive board member receives $5,000 in cash compensation each quarter plus $2,500 per quarter for serving as committee chair.

The following table sets forth compensation paid, earned or awarded during 2023 to each of our directors, other than Scott Silverman and Allison Tomek, whose compensation is described in “Summary Compensation Table”.

2023 Director Compensation

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information relating to the beneficial ownership of our common stock as of March 29, 2024, by:

●	each person, or group of affiliated persons, known by us to beneficially own more than five percent of the outstanding shares of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or dispositive power as well as any shares that the individual has the right to acquire within 60 days of March 29, 2024 through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and dispositive power with respect to all shares of common stock held by that person.

The percentage of shares beneficially owned is computed on the basis of 539,122,586 shares of our common stock outstanding as of March 29, 2024, the implied conversion of 1,386 shares of our Series B Preferred Stock and related accrued dividends as of March 29, 2024 into 463,697,291 shares of common stock, and the implied conversion of 15,150 shares of our Series C Preferred Stock and related accrued dividends as of March 29, 2024 into 438,151,351 shares of common stock for total shares outstanding of 1,396,643,140. Shares of common stock that a person has the right to acquire within 60 days of March 29, 2024, are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. As a result of the Company’s issuance of 1,386 shares of Series B Preferred Stock, which carries majority voting rights of 50 votes of Common Stock to every 1 share of Series B Preferred Stock, to named executive officers and directors, they have the rights to 21,050,712,091 votes through their Series B holdings, of a total of 21,589,834,677 votes. The percentage of voting rights in the table below assumes that all Series B shares held by directors and named officers are voted in any instance requiring shareholder vote. Unless otherwise noted below, the address of the persons listed on the table is c/o C-Bond Systems, Inc., 2029 Pat Booker Rd., San Antonio, TX 78148.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percent of Outstanding Shares	Percent of Voting Rights
Named Executive Officers and Directors:
Scott Silverman (2)	334,278,536	41.3%	62.1%
Barry M. Edelstein (3)	40,030,434	7.1%	6.3%
Allison Tomek (4)	120,059,055	18.3%	26.7%
All directors and executive officers as a group (3 persons) (5)	494,368,025	66.7%	95.1%
Other Greater Than 5% Stockholders:
Jeff Badders (1)	30,844,916	6.9%	*
Mike Wanke	28,021,016	6.3%	*
Mercer Street Global Opportunity Fund, LLC (6)	26,902,217	4.9%	*

*	Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1)	Jeff Badders has sole voting and dispositive power with respect to these shares. Mr. Badders also holds 12,500 shares of Series C Preferred Stock, which may convert into a total of 361,511,016 shares of the Company’s Common Stock. The Series C holds no voting rights and cannot be converted into an amount of more than 4.99% of the Company’s common stock outstanding. Mr. Badders’ address is 4002 North Street, Nacogdoches, TX 75965.

(2)	Includes (i) 64,315,575 shares outstanding pursuant to restricted stock awards and subscription agreement; (ii) 895 shares of Series B Preferred Stock, which may convert into 266,962,961 shares of Common Stock; and (iii) 3,000,000 shares issuable upon the exercise of vested stock options.

(3)	Includes (i) 12,886,364 shares outstanding pursuant to restricted stock awards; and (ii) 91 shares of Series B Preferred Stock, which may convert into 27,144,070 shares of Common Stock.

(4)	Includes (i) 5,050,000 shares outstanding pursuant to restricted stock awards; and (ii) 362 shares of Series B Preferred Stock, which may convert into 115,009,055 shares of Common Stock.

(5)	Includes (i) 82,251,939 shares held pursuant to restricted stock awards; (iii) 1,348 shares of Series B Preferred Stock, which may convert into 409,116,086 shares of Common Stock; and (iv) 3,000,000 shares issuable upon exercise of vested stock options.

(6)	Mercer Street Global Opportunity Fund, LLC holds 2,250 shares of Series C Preferred Stock, which may convert into a total of 76,640,335 shares of the Company’s Common Stock. The Series C holds no voting rights and cannot be converted into an amount of more than 4.99% of the Company’s common stock outstanding. Mercer Street Global Opportunity Fund, LLC’s address is 1111 Brickell Avenue, Suite 2920, Miami, FL 33131.

Equity Compensation Plan Information

The following table sets forth as of December 31, 2023 information regarding our common stock that may be issued under the Company’s equity compensation plans:

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

	Years Ended December 31,
Category	2023	2022
Audit Fees	$92,500	$100,100
Audit Related Fees	$-	$7,500
Tax Fees	$-	$-
All Other Fees	$-	$-

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

In June 2018, we established an audit committee, which consists of Barry Edelstein (audit committee chairman). The audit committee’s charter requires that the audit committee pre-approve all audit and non-audit services that our independent auditors provide to the Company, provided that pre-approval of non-audit services is not required if (i) the fees for all such services do not aggregate to more than 5% of total fees paid to the independent auditors in that fiscal year; (ii) such services were not recognized as non-audit services at that time of engagement; and (iii) such services are promptly brought to the attention of the audit committee and approved by the audit committee prior to the completion of the audit. Prior to the formation of the audit committee, our board of directors would evaluate the scope and cost of the engagement of an auditor before the auditor renders audit and audit-related services. All of the audit and audit related fees described above for fiscal years ended December 31, 2023 and 2022 were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

A.	The following documents are filed as part of this Report:

1.	Consolidated Financial Statements:

2.	Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.	Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger and Reorganization dated as of April 25, 2018, among WestMountain Alternative Energy, Inc., WETM Acquisition Corp. and C-Bond Systems, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2018, File No. 000-53029).
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s SB-2 Registration Statement filed with the SEC on January 2, 2008, File No. 333-148440).
3.2	First Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed with SEC on August 11, 2014, File No. 000-53029).
3.3	Second Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2018, File No. 000-53029).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 8, 2018, File. No. 000-53029).
3.5	Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2019, File. No. 000-53029).
3.6	Certificate of Designations, Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2019, File. No. 000-53029).
3.7	Third Amendment to the Articles of Incorporation of C-Bond Systems, Inc. dated June 30, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2020, File. No. 000-53029).
3.8	Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2020, File. No. 000-53029).
3.9	Certificate of Elimination of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2020, File. No. 000-53029).
3.10	Amended and Restated Certificate of Designations of Preferences, Rights, and Limitations of Series C Convertible Preferred Stock, dated April 28, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2021)
4.1	Secured Promissory Note, dated November 14, 2018, with BOCO Investments, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2018, File. No. 000-53029).
4.2	Form of Convertible Promissory Note, dated April 23, 2020, between C-Bond Systems, Inc. and Investor (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2020, File. No. 000-53029)
4.3	Senior Convertible Promissory Note, dated October 15, 2021, between C-Bond Systems, Inc. and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2021, File. No. 000-53029)
4.4	Common Stock Purchase Warrant dated October 15, 2021, between C-Bond Systems, Inc. and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2021, File. No. 000-53029)
4.5	Original Issue Discount Promissory Note and Security Agreement dated March 14, 2022, between C-Bond Systems, Inc. and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2022, File. No. 000-53029)
4.6	Original Issue Discount Senior Convertible Promissory Note, dated April 20, 2022, between C-Bond Systems, Inc. and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2022).
4.7	Common Stock Purchase Warrant dated April 20, 2022, between C-Bond Systems, Inc. and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2022).

4.8	Promissory Note, dated June 23, 2022, issued by C-Bond Systems, Inc. in favor of GS Capital Partners, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2022).
4.9	Promissory Note, dated July 26, 2022, issued by C-Bond Systems, Inc. in favor of GS Capital Partners, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2022).
4.10	Promissory Note, dated September 6, 2022, issued by C-Bond Systems, Inc. in favor of GS Capital Partners, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2022).
4.11	Promissory Note, dated November 8, 2022, issued by C-Bond Systems, Inc. in favor of Jeff Badders (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q filed with the SEC on November 14, 2022, File No. 333-227522).
4.12	Senior Convertible Promissory Note, dated November 4, 2022, between C-Bond Systems, Inc. and 1800 Diagonal Lending LLC. (incorporated by reference to Exhibit 4.8 to the Company’s Form 10-Q filed with the SEC on November 14, 2022, File No. 333-227522).
4.13	Convertible Promissory Note, dated December 27, 2022, in favor of Investor (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on December 30, 2022, File No. 333-227522).
10.1+	C-Bond Systems, Inc. 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement filed with the SEC on September 25, 2018, File No. 333-227522).
10.2+	Form of C-Bond Systems, Inc. Restricted Stock Award Agreement under 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Form S-8 Registration Statement filed with the SEC on September 25, 2018, File No. 333-227522).
10.3+	Form of C-Bond Systems, Inc. Nonqualified Stock Option Award Agreement under 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Form S-8 Registration Statement filed with the SEC on September 25, 2018, File No. 333-227522).
10.4+	Employment Agreement between C-Bond Systems, LLC and Scott Silverman dated October 18, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2018, File No. 000-53029).
10.5	License Agreement between William Marsh Rice University and C-Bond Systems, Inc. dated April 8, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2018, File No. 000-53029).
10.6	Revolving Credit Facility Loan and Security Agreement, dated November 14, 2018, between C-Bond Systems, Inc. and BOCO Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2018, File. No. 000-53029).
10.7+	Executive Employment Agreement, dated October 18, 2017 and amended November 19, 2019 between C-Bond Systems, Inc. and Scott R. Silverman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2019, File. No. 000-53029).
10.8	Note dated April 28, 2020, between Comerica Bank and C-Bond Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2020, File. No. 000-53029)
10.9	Form of Securities Purchase Agreement, dated June 2, 2020, between C-Bond Systems, Inc., and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2020, File. No. 000-53029).
10.10+	Executive Employment Agreement, dated October 18, 2017, and amended November 19, 2019 and June 30, 2020, between C-Bond Systems, Inc. and Scott R. Silverman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2020 File. No. 000-53029).
10.11	Form of Secured Loan and Security Agreement, dated May 10, 2021, with the Lender (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2021, File. No. 000-53029).
10.12	Share Exchange Agreement and Plan of Reorganization, dated June 30, 2021, by and between C-Bond Systems, Inc., Mobile Tint LLC, the sole member of Mobile, and Michael Wanke as the Representative of the Mobile Shareholder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2021, File. No. 000-53029).
10.13	Form of Amendment to the Exchange Agreement, dated July 21, 2021, by and between C-Bond Systems, Inc., Mobile Tint LLC, the sole member of Mobile, and Michael Wanke as the Representative of the Mobile Shareholder (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2021, File. No. 000-53029).
10.14	Form of Operating Agreement of Mobile Tint LLC issued July 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2021, File. No. 000-53029).
10.15	Form of Piggy-Back Registration Rights Agreement, dated July 20, 2021, by and between C-Bond Systems, Inc., Mobile Tint LLC, the sole member of Mobile, and Michael Wanke as the Representative of the Mobile Shareholder (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2021, File. No. 000-53029).
10.16+	Executive Employment Agreement, dated July 21, 2021, by and between C-Bond Systems, Inc. and Michael Wanke (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2021, File. No. 000-53029).
10.17	Form of Commercial Lease Agreement, dated July 20, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2021, File. No. 000-53029).

10.18	Form of Subscription Agreement, dated August 25, 2021, between C-Bond Systems, Inc. and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2021, File. No. 000-53029).
10.19	Securities Purchase Agreement, dated October 15, 2021, between C-Bond Systems, Inc. and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2021, File. No. 000-53029).
10.20	Registration Rights Agreement, dated October 15, 2021, between C-Bond Systems, Inc. and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2021, File. No. 000-53029).
10.21	Exchange Agreement, dated April 20, 2022, between C-Bond Systems, Inc. and Mercer Street Global Opportunity Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2022).
10.22	Securities Purchase Agreement, dated June 23, 2022, between C-Bond Systems, Inc. and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2022).
10.23	Securities Purchase Agreement, dated July 26, 2022, between C-Bond Systems, Inc. and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2022).
10.24	Securities Purchase Agreement, dated September 6, 2022, between C-Bond Systems, Inc. and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2022).
10.25	Securities Purchase Agreement, dated November 4, 2022, between C-Bond Systems, Inc. and 1800 Diagonal LLC. (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the SEC on November 14, 2022, File No. 333-227522).
10.26	Securities Purchase Agreement, dated December 27, 2022, between C-Bond Systems, Inc. and Investor (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 30, 2022, File No. 333-227522).
10.27	Subscription Agreement, dated January 17, 2023, between C-Bond Systems, Inc. and Scott R. Silverman (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 19, 2023, File No. 333-227522).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2019, File. No. 000-53029).
21.1*	List of Subsidiaries
23.1*	Consent of independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	INLINE XBRL INSTANCE DOCUMENT
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
104 *	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates a management contract or any compensatory plan, contract or arrangement.

*	Filed herewith

**	Furnished herewith

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C-BOND SYSTEMS, INC.

Date: April 1, 2024	By:	/s/ Scott R. Silverman
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

Signature	Title	Date

/s/ Scott R. Silverman	Chief Executive Officer, Interim Chief Financial Officer and Treasurer, Chairman of the Board and Director	April 1, 2024
Scott R. Silverman	(principal executive officer and principal financial and accounting officer)

/s/ Allison Tomek	President and Director	April 1, 2024
Allison Tomek

/s/ Barry M. Edelstein	Director	April 1, 2024
Barry M. Edelstein

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:

C-Bond Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of C-Bond Systems, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has cash used in operations of $1,602,218, in 2023 and a working capital deficit, shareholders’ deficit and accumulated deficit of $1,351,954, $4,324,535 and $60,851,714 respectively, at December 31, 2023. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boca Raton, Florida

April 1, 2024

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member Center for Public Company Audit Firms

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS
CURRENT ASSETS:
Cash	$736,461	$97,091
Accounts receivable, net	424,091	269,442
Inventory	181,663	77,446
Prepaid expenses and other current assets	28,503	71,171
Contract assets	2,400	279
Total Current Assets	1,373,118	515,429

OTHER ASSETS:
Property and equipment, net	171,606	96,306
Right of use asset, net	158,484	375,412
Intangible asset, net	229,414	279,918
Goodwill	350,491	350,491
Security deposit	-	6,482
Total Other Assets	909,995	1,108,609
TOTAL ASSETS	$2,283,113	$1,624,038

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible note payable, net of discount - current portion	$180,000	$1,031,250
Notes payable, net of discount - current portion	81,908	1,576,438
Accounts payable	710,222	779,765
Accrued expenses	474,515	736,393
Accrued interest payable - related party	-	10,027
Accrued compensation	717,204	590,632
Contract liabilities	500,720	22,637
Lease liabilities, current portion	60,503	117,671
Total Current Liabilities	2,725,072	4,864,813

LONG-TERM LIABILITIES:
Convertible notes payable, net of current portion	918,091	251,263
Notes payable, net of current portion and discount	42,109	208,804
Note payable - related party	-	250,000
Lease liabilities, net of current portion	97,249	258,895
Total Long-term Liabilities	1,057,449	968,962
Total Liabilities	3,782,521	5,833,775

Commitments and Contingencies (See Note 10)

Series B convertible preferred stock: $0.10 par value, 100,000 shares designated; 1,144 and 1,000 shares issued and outstanding at December 31, 2023 and 2022, respectively ($1,203,967 redemption and liquidation value at December 31, 2023)	1,203,967	1,037,201
Series C convertible preferred stock: $0.10 par value, 100,000 shares designated; 15,150 and 17,290 shares issued and outstanding at December 31, 2023 and 2022, respectively ($2,431,740 redemption and liquidation value at December 31, 2023)	1,621,160	1,803,731

SHAREHOLDERS' DEFICIT:
Preferred stock: $0.10 par value, 2,000,000 shares authorized; 100,000 Series B and 100,000 Series C designated, none issued and outstanding	-	-
Common stock: $0.001 par value, 4,998,000,000 shares authorized; 532,818,051 and 350,270,172 issued and outstanding at December 31, 2023 and 2022, respectively	532,818	350,270
Additional paid-in capital	55,852,477	55,141,503
Accumulated deficit	(60,851,714)	(62,693,184)
Total C-Bond Systems, Inc. shareholders' deficit	(4,466,419)	(7,201,411)
Noncontrolling interest	141,884	150,742
Total Shareholders' Deficit	(4,324,535)	(7,050,669)
Total Liabilities and Shareholders' Deficit	$2,283,113	$1,624,038

See accompanying notes to the consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2023	2022

SALES:	$2,488,493	$2,232,646

COST OF SALES (excluding depreciation expense)	1,180,979	954,402
GROSS PROFIT	1,307,514	1,278,244

OPERATING EXPENSES:
Compensation and related benefits (including stock-based compensation of $42,183 and $1,039,943 for the years ended December 31, 2023, and 2022, respectively)	(2,036,514)	(2,844,783)
Professional fees	(601,214)	(815,542)
General and administrative expenses	(666,090)	(810,413)
Total Operating Expenses	(3,303,818)	(4,470,738)

OTHER OPERATING INCOME:
Gain on sale of product line	4,051,709	-
INCOME (LOSS) FROM OPERATIONS	2,055,405	(3,192,494)

OTHER INCOME (EXPENSES):
Gain (loss) on debt extinguishment, net	481,832	(343,895)
Interest expense	(469,767)	(1,610,062)
Interest expense - related party	(5,663)	(10,027)
Settlement expense	(175,000)	-
Total Other Expenses, net	(168,598)	(1,963,984)

NET INCOME (LOSS)	1,886,807	(5,156,478)

Net loss of subsidiary attributable to noncontrolling interest	8,858	38,513
Preferred stock dividend	(54,195)	(60,090)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,841,470	$(5,178,055)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	490,113,378	308,121,062
Diluted	2,524,605,528	308,121,062

See accompanying notes to the consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

			Additional			Total
	Common Stock		Paid-in	Accumulated	Noncontrolling	Shareholders'
	# of Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, December 31, 2021	282,216,632	$282,217	$53,064,616	$(57,515,129)	$189,255	$(3,979,041)

Common stock issued for accounts payable	90,859	90	2,084	-	-	2,174
Common stock issued for compensation	3,500,000	3,500	10,750	-	-	14,250
Common stock issued for professional fees	17,954,545	17,954	199,296	-	-	217,250
Common stock issued for conversion of Series C preferred stock	21,262,973	21,263	117,737	-	-	139,000
Common stock issued in connection with debt	10,245,163	10,246	100,385	-	-	110,631
Common stock issued as inducement to extend note payable	15,000,000	15,000	97,500	-	-	112,500
Preferred stock dividends and deemed dividend	-	-	4,435	(60,090)	-	(55,655)
Accretion of stock-based compensation	-	-	68,137	-	-	68,137
Relative fair value of warrants issued in connection with debt	-	-	325,785	-	-	325,785
Beneficial conversion charge for issuance of Series B preferred shares for accrued compensation recorded as stock-based compensation	-	-	957,556	-	-	957,556
Beneficial conversion feature on convertible debt	-	-	354,215	-	-	354,215
Beneficial conversion feature buyback related to debt extinguishment	-	-	(160,993)	-	-	(160,993)
Net loss	-	-	-	(5,117,965)	(38,513)	(5,156,478)
Balance, December 31, 2022	350,270,172	350,270	55,141,503	(62,693,184)	150,742	(7,050,669)

Common stock issued for cash and accrued compensation	54,545,455	54,545	245,455	-	-	300,000
Common stock issued for professional fees	14,166,667	14,167	69,783	-	-	83,950
Common stock issued for accrued compensation	9,636,364	9,636	43,364	-	-	53,000
Common stock issued for compensation	2,500,000	2,500	23,500	-	-	26,000
Common stock issued for conversion of Series C preferred stock	58,327,912	58,328	155,672	-	-	214,000
Common stock issued for conversion of debt, accrued interest and fees	43,371,481	43,372	157,017	-	-	200,389
Preferred stock dividends	-	-	-	(54,195)	-	(54,195)
Accretion of stock-based compensation	-	-	16,183	-	-	16,183
Net income	-	-	-	1,895,665	(8,858)	1,886,807
Balance, December 31, 2023	532,818,051	$532,818	$55,852,477	$(60,851,714)	$141,884	$(4,324,535)

See accompanying notes to the consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,886,807	$(5,156,478)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	88,859	89,219
Amortization of debt discount to interest expense	96,258	1,059,752
Interest expense for put premium on convertible notes	29,212	90,731
Default penalty included in interest expense	-	206,250
Non-cash interest expense from fees on debt conversion	2,250	-
Stock-based compensation	42,183	1,039,943
Stock-based professional fees	121,950	298,571
Bad debt expense	21,296	7,716
Gain on sale of property and equipment	(9,000)	(5,500)
Non-cash (gain) loss on debt extinguishment and inducement expense	(481,832)	343,895
Gain from sale of Nanoshield product line	(4,051,709)	-
Lease costs	(72)	1,080
Change in operating assets and liabilities:
Accounts receivable	(175,945)	(100,160)
Inventory	(113,712)	5,485
Prepaid expenses and other assets	3,376	(746)
Contract assets	(2,121)	82,526
Accounts payable	(69,543)	(49,709)
Accrued expenses	183,647	299,660
Accrued interest - related party	(10,027)	10,027
Accrued compensation	357,822	180,609
Contract liabilities	478,083	12,211
NET CASH USED IN OPERATING ACTIVITIES	(1,602,218)	(1,584,918)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(114,770)	-
Proceeds from the sale of property and equipment	9,000	5,500
Proceeds from the sale of Nanoshield product line	4,042,631	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	3,936,861	5,500
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	275,000	-
Proceeds from note payable - related party	-	250,000
Repayment of note payable - related party	(250,000)	-
Proceeds from notes payable	291,621	903,760
Repayment of notes payable	(1,824,144)	(157,149)
Proceeds from convertible notes payable	50,000	160,000
Repayment of convertible notes payable	(237,750)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,695,273)	1,156,611
NET INCREASE (DECREASE) IN CASH	639,370	(422,807)
CASH, beginning of year	97,091	519,898
CASH, end of year	$736,461	$97,091

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$319,085	$479,509
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as prepaid for services	$83,950	$217,250
Common stock issued for accrued compensation	$78,000	$-
Series B preferred stock issued for accrued compensation	$144,000	$278,654
Preferred stock dividend accrued	$54,195	$55,655
Reclassfication of accrued interest payable to convertible note payable	$81,841	$-
Increase in debt discount and paid-in capital for shares issued with convertible debt	$-	$110,631
Increase in debt discount and paid-in capital for warrants and beneficial conversion features	$-	$680,000
Common stock issued for accounts payable	$-	$2,174
Conversion of series C preferred stock to common stock	$214,000	$139,000
Conversion of notes payable and accrued interest to common stock	$198,139	$-
Increase in right of use and lease liability	$-	$184,375

See accompanying notes to the consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

NOTE 1 – NATURE OF ORGANIZATION

Nature of Organization

C-Bond Systems, Inc., together with its subsidiaries (the “Company”), is a materials development company and sole owner and developer of the patented C-Bond technology. The Company is engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality, and sustainability of brittle material systems. The Company’s primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally. During the years ended December 31, 2023 and 2022, the Company operated in two segments: C-Bond Transportation Solutions and Patriot Glass Solutions. C-Bond Transportation Solutions sold a windshield strengthening, water repellent solution called C-Bond nanoShield™ through May 8, 2023, the date that the nanoShield product line and related technologies were sold (see Note 16). Patriot Glass Solutions sells multi-purpose glass strengthening primer and window film mounting solutions, including C-Bond BRS, a ballistic-resistant film system, and C-Bond Secure, a forced entry system.

On June 30, 2021, the Company entered into a Share Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”) with (i) Patriot Glass Solutions, LLC (formerly Mobile Tint LLC), a Texas limited liability company doing business as A1 Glass Coating (“Patriot Glass”), (ii) the sole member of Patriot Glass (the “Patriot Glass Shareholder”), and (iii) Michael Wanke as the Representative of the Patriot Glass Shareholder. Pursuant to the Exchange Agreement, the Company agreed to acquire 80% of Patriot Glass’s units, representing 80% of Mobile’s issued and outstanding capital stock (the “Patriot Glass Shares”). On July 22, 2021, the Company closed the Exchange Agreement and acquired 80% of the Patriot Glass Shares. The Patriot Glass Shares were exchanged for 28,021,016 restricted shares of the Company’s common stock in an amount equal to $800,000, divided by the average of the closing prices of the Company’s common stock during the 30-day period immediately prior to the closing. Initially, for two years after closing, the Company had the option to acquire the remaining 20% of Patriot Glass’s issued and outstanding membership interests in exchange for a number of shares of the Company’s common stock equal to 300% of Patriot Glass’s average EBIT value, divided by the price of the Company’s common stock as defined in the Exchange Agreement. On September 20, 2023, the Company and the Patriot Glass Shareholder entered into amendment #2 to the Exchange Agreement (the “Amended Exchange Agreement”). Pursuant to the Amended Exchange Agreement, the Company shall have the option (the “Option”), beginning on July 1, 2025 (the “Option Start Date”) and ending on 5:00 P.M. EST on the date that is thirty calendar days after the Option Start Date (the “Option Period”), to acquire the remaining 20% of Patriot Glass Units (the “Additional Units”), representing 20% of Patriot Glass’s issued and outstanding membership interests, collectively (the “Additional Closing”) (See Note 10). Patriot Glass provides quality window tint solutions for auto, home, and business owners across Texas, specializing in automotive window tinting, residential window film, and commercial window film that stop harmful UV rays from passing through its window films for reduced glare, comfortable temperatures, and lower energy bills. Patriot Glass also carries products that offer forced-entry protection and films that protect glass from scratches, graffiti, other types of vandalism, and even bullets, including C-Bond BRS and C-Bond Secure products. As part of the transaction, Patriot Glass’s owner-operator, Mr. Wanke, joined the Company as President of Patriot Glass. On November 29, 2023, the name of Mobile Tint LLC was changed to Patriot Glass Solutions, LLC..

On May 8, 2023, the Company entered into an Asset Purchase Agreement (“APA”) with Apex Protect GPS, LLC (the “Buyer”), whereby the Company sold its C-Bond nanoShield™ product line, including intangible assets, intellectual property, work in process, furniture, fixtures, equipment, inventory and other physical assets of the Company’s C-Bond nanoShield division (the “Assets”) to the Buyer. Accordingly, the Company assigned, transferred and delivered to the Buyer, free and clear of all liens, all of the Assets. Following the Closing, the Parties entered into an Assignment and Agreement to Re-Execute (“Assignment”) on June 15, 2023, by and among the Company (“Seller”); Apex Protect GPS, LLC, (“Assignor”) and CB Nanoshield, LLC, (“Assignee”), whereby the Assignor assigned all its right to the (i) APA; (ii) Bill of Sale (iii) IP Agreements; and (iv) and any memorandums, schedules and exhibits related to the foregoing to Assignee. The Seller and Assignee also entered into a Lease and Assignment and Assumption Agreement on June 15, 2023 (the “Assignment Agreement”), wherein the Seller assigned to Assignee, and Assignee took assignment from the Seller, of the lease for the premises located at 6035 South Loop East, Houston, Texas 77033 (the “Lease”) pursuant to the Assignment Agreement (See Note 16).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include the financial statements of its wholly owned subsidiary, C-Bond Systems, LLC, and its 80% owned subsidiary, Patriot Glass. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had net income of $1,886,807 for the year ended December 31, 2023, which included a gain from the sale of the Company’s nanoShield product line of $4,051,709. Net cash used in operations was $1,602,218 for the year ended December 31, 2023. Additionally, as of December 31, 2023, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $60,851,714, $4,324,535 and $1,351,954, respectively. On May 8, 2023, the Company sold its nanoShield product line and received proceeds of $4,042,631. The proceeds were used to repay convertible notes payable, notes payable and related accrued interest. On December 31, 2023, the Company had cash of $736,461. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares and preferred shares, and from the issuance of promissory notes and convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates during the years ended December 31, 2023 and 2022 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete or slow moving inventory, estimates used in the calculation of progress towards completion on uncompleted jobs, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the estimate of the fair value lease liability and related right of use asset, the valuation of redeemable and mandatorily redeemable preferred stock, the value of beneficial conversion features and deemed dividends, the valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company had no cash equivalents as of December 31, 2023 and 2022.

Accounts Receivable

The Company recognizes an allowance for losses on accounts receivable and notes receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts and notes receivable considered at risk or uncollectible. On January 1, 2023, the Company adopted ASC 326, “Financial Instruments - Credit Losses”. In accordance with ASC 326, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers. The expense associated with the allowance for doubtful accounts on accounts receivable is recognized in general and administrative expenses.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

Goodwill is not subject to amortization but is subject to impairment tests at least annually. The Company reviews the carrying amounts of goodwill by reporting unit at least annually, or when indicators of impairment are present, to determine if goodwill may be impaired. To test goodwill impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. The Company would not be required to quantitatively determine the fair value of goodwill unless it determines, based on the qualitative assessment there are indicators of impairment. Under the quantitative test of goodwill, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. If the carrying value exceeds the fair value, then the goodwill is impaired by the excess amount. The Company performs its annual testing for goodwill during the fourth quarter of each fiscal year or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit.

Intangible assets determined to have finite lives are amortized over their estimated useful lives of 5 years. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. The Company periodically evaluates both finite and indefinite lived intangible assets for impairment upon occurrence of events or changes in circumstances that indicate the carrying amount of intangible assets may not be recoverable.

As of December 31, 2023 and 2022, the Company performed its annual goodwill impairment test for its one reporting unit. The results of the Company’s annual impairment test indicated that the fair value of the reporting unit exceeded its carrying value. Therefore, no impairment of goodwill or intangibles assets was recorded as of December 31, 2023 or 2022.

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

Warranty Liability

The Company provides limited warranties on its products for product defects for periods ranging from 12 months to the life of the product. Warranty costs may include the cost of product replacement, refunds, labor costs and other costs. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 12 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying consolidated balance sheets and amounted to $1,000 and $26,648 on December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, warranty costs were de minimis.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

Shipping and Handling Costs

Shipping and handling costs incurred for product shipped to customers are included in general and administrative expenses and amounted to $16,288 and $45,455 for the years ended December 31, 2023 and 2022, respectively. Shipping and handling costs charged to customers are included in sales.

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and includes costs such as labor, materials, and other allocated costs incurred. For the years ended December 31, 2023 and 2022, research and development costs incurred in the development of the Company’s products were $0.

Advertising Costs

The Company may participate in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the years ended December 31, 2023 and 2022, advertising costs charged to operations were $31,743 and $69,737, respectively and are included in general and administrative expenses on the accompanying consolidated statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which shall been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2023 and 2022, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2018. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of December 31, 2023 and 2022.

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

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. The Company does not have any finance leases as of December 31, 2023 and 2022. The Company’s leases generally have terms that range from three to four years for property and equipment and five years for property. The Company elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

DECEMBER 31, 2023 and 2022

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

The following table presents a reconciliation of basic and diluted net income (loss) per common share:

	Year Ended December 31,
	2023	2022
Net income (loss) per common share - basic:
Net income (loss) attributable to common shareholders	$1,841,470	$(5,178,055)
Weighted average common shares outstanding – basic	490,113,378	308,121,062
Net income (loss) per common share – basic	$0.00	$(0.02)

Net income (loss) per common share - diluted:
Net income (loss) attributable to common shareholders - basic	$1,841,470	$(5,178,055)
Add: preferred stock dividends	54,195	-
Add: interest of convertible debt	186,536	-
Numerator for income (loss) per common share – diluted	$2,082,201	$(5,178,055)

Weighted average common shares outstanding – basic	490,113,378	308,121,062
Add: dilutive shares related to:
Convertible debt	1,220,101,111	-
Series B preferred	376,239,688	-
Series C preferred	438,151,351	-
Weighted average common shares outstanding – diluted	2,524,605,528	308,121,062
Net income (loss) per common share – diluted	$0.00	$(0.02)

For the year ended December 31, 2022, all potentially dilutive common shares were excluded from the computation of diluted common shares outstanding as they would have an anti-dilutive impact on the Company’s net losses. For the year ended December 31, 2023, stock options and warrants were excluded from the computation of diluted common shares outstanding as they would have an anti-dilutive impact on the Company’s net income. As of December 31, 2023 and 2022, common share equivalents and potentially dilutive securities consisted of the following:

	December 31,
	2023	2022
Stock options	8,445,698	8,445,698
Warrants	34,000,000	34,000,000
Series B preferred stock	335,772,090	164,635,079
Series C preferred stock	438,151,351	432,250,000
Convertible debt	1,220,101,111	962,679,774
Non-vested, forfeitable common shares	-	16,970,120
	2,036,470,250	1,618,980,671

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

Segment Reporting

From January 1, 2022 to May 8, 2023, the Company operated in two reportable business segments which consisted of (1) the manufacture and sale of a windshield strengthening water repellent solution as well as disinfection products, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system, and (2) the distribution and installation of window film solutions. The Company’s reportable segments were strategic business units that offered different products and were managed separately based on the fundamental differences in their operations and locations. On May 8, 2023, the Company sold its C-Bond nanoShield™ product line and the remaining segment (1) as described above was combined into segment (2) and is now being managed together (see Note 16).

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

Risk and Uncertainties

The Company operates in an industry that is subject to intense competition and changes in consumer and commercial demand. The Company’s operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.

The Company has experienced, and in the future expects to continue to experience, variability in sales and earnings. The factors expected to contribute to this variability include, among others, (i) the cyclical nature of the business, (ii) general economic conditions in the various local markets in which the Company competes, including a potential general downturn in the economy, and (iii) the volatility of prices in connection with the Company’s products and services. These factors, among others, make it difficult to project the Company’s operating results on a consistent basis.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes how entities will measure credit losses for most financial assets, including accounts receivable. ASU No. 2016-13 will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. On November 15, 2019, the FASB delayed the effective date of Topic 326 for certain small public companies and other private companies until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance was issued as improvements to ASU No. 2016-13 described above. The vintage disclosure changes require an entity to disclose current-period gross write-offs by year of origination for financing receivables. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The adoption of ASU No. 2022-02 on January 1, 2023 did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 – ACCOUNTS RECEIVABLE

On December 31, 2023 and 2022, accounts receivable consisted of the following:

	December 31, 2023	December 31, 2022
Accounts receivable	$459,414	$304,964
Less: allowance for doubtful accounts	(35,323)	(35,522)
Accounts receivable, net	$424,091	$269,442

For the years ended December 31, 2023 and 2022, bad debt expense amounted to $21,296 and $7,716, respectively.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

NOTE 4 – INVENTORY

On December 31, 2023 and 2022, inventory consisted of the following:

	December 31, 2023	December 31, 2022
Raw materials	$-	$1,501
Finished goods	181,663	75,945
Total Inventory	$181,663	$77,446

For the years ended December 31, 2023 and 2022, the Company did not record any allowance for slow moving inventory.

NOTE 5 – PROPERTY AND EQUIPMENT

On December 31, 2023 and 2022, property and equipment consisted of the following:

	Useful Life	December 31, 2023	December 31, 2022
Machinery and equipment	5 – 7 years	$73,411	$124,133
Furniture and office equipment	3 – 7 years	2,061	32,306
Vehicles	1 – 5 years	68,050	62,195
Leasehold improvements	3 – 5 years	110,645	45,296
		254,167	263,930
Less: accumulated depreciation		(82,561)	(167,624)
Property and equipment, net		$171,606	$96,306

During the years ended December 31, 2023 and 2022, the Company sold vehicles and other equipment for proceeds of $9,000 and $5,500 and record a gain on sale of property and equipment of $9,000 and $5,500, respectively, which is included in general and administrative expenses on the accompanying consolidated statement of operations. Additionally, in connection with the Company’s sale of its C-Bond nanoShield product line (see Note 16), the Company sold property and equipment with a net book value of $1,115, which is included in gain from sale of product line on the accompanying statement of operations. For the years ended December 31, 2023 and 2022, depreciation expense is included in general and administrative expenses and amounted to $38,355 and $38,716, respectively.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

On December 31, 2023 and 2022, intangible assets and goodwill, which were acquired from Patriot Glass in 2021, consisted of the following:

	Useful life	December 31, 2023	December 31, 2022
Customer relations	5 years	$212,516	$212,516
Non-compete	5 years	40,000	40,000
Trade name	-	100,000	100,000
		352,516	352,516
Less: accumulated amortization		(123,102)	(72,598)
Intangible assets, net		$229,414	$279,918

	Useful life	December 31, 2023	December 31, 2022
Goodwill	-	$350,491	$350,491

For the years ended December 31, 2023 and 2022, amortization expense of amortizable intangible assets amounted to $50,504 and $50,503, respectively. On December 31, 2023, accumulated amortization amounted to $103,601 and $19,500 for the customer relations and non-compete, respectively. On December 31, 2022, accumulated amortization amounted to $61,098 and $11,500 for the customer relations and non-compete, respectively.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

Amortization of intangible assets with identifiable useful lives that is attributable to future periods is as follows:

Twelve months ending December 31:	Amount
2024	$50,503
2025	50,503
2026	28,408
Total	$129,414

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

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

On December 4, 2023, the Company entered into a letter agreement (the “Agreement”) with the Investor to eliminate the convertible features and implement a standstill on the interest due under the Convertible Promissory Note Dated October 15, 2021 (the “Note”). This Note is the only remaining convertible note on the Company’s balance sheet. Per the terms of the Agreement, provided that the Company continues making the Payments as outlined in the Agreement and meets its obligations under the Agreement, the Investor shall not have the right to convert the Note into the Company’s common stock. The Company shall make the Payments on the 15th of every month. “Payments” shall mean $15,000 per month for 35 months with a balloon payment of $588,091 on the 36th month, for aggregate payments of $1,113,091.

Additionally, the Company shall pay Mercer 20% of the gross proceeds from capital raised by the Company through the issuance of securities or incurrence of any Debt (regardless of whether the incurrence of debt includes of the sale of any securities) (“Capital Raise Payments”). Capital Raise Payments shall only be required for capital raises resulting in the Company receiving gross proceeds of at least $500,000. By way example, if the Company receives $600,000 from the issuance of Debt, the Company shall make a Capital Raise Payment of $120,000 to Mercer. Any Capital Raise Payments shall be first be applied to the then outstanding Balloon Payment and thereafter to the last Payments (35th, 34th and so on). “Debt” means borrowed money including the sale of any existing and future receivables. The Capital Raise Payments shall be made within two business days of the receipt of the funds under such raise. Any failure to make the Payments within the cure period or from the Capital Raise Payments by the required date shall make this Agreement null and void.

Additionally, provided that the Company is in compliance with this Agreement, Mercer agrees to a standstill on the interest due under the Note beginning with the date that the first $15,000 Payment is made which the Company paid on December 15, 2023 as required by the Note. Further, if the Company pays off the entire principal and accrued interest by the dates detailed below, the Investor agrees to reduce the total amount due on the Note (principal and interest) by the percentages as follows: 20% if fully paid by March 31, 2024, 15% if fully paid by June 30, 2024, 10% if fully paid by September 30, 2024, and 5% if fully paid by December 31, 2024. All rights and obligations under the original Note shall remain the same. Mercer is not waiving any of its rights under the original Note, including but not limited to, rights available prior to this Agreement.

As of December 31, 2023 and 2022, the principal balance of the Initial note was $1,098,091 and $1,031,250, respectively. Additionally, as of December 31, 2023 and 2022, accrued interest payable amounted to $176,184 and $81,045, respectively, which is reflected in accrued expenses on the accompanying consolidated statements of operations. Under the terms of the Agreement, $176,184 of accrued interest is subject to forgiveness if the Company complies with the terms of the Agreement. As of the date of this report, the Company has made all required payments.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

In accordance with ASC 470-50, Debt Modifications and Extinguishments, on April 20, 2022, in connection in the Exchange Agreement discussed above, the Company performed an assessment of whether the Exchange Agreement transaction was deemed to be new debt, a modification of existing debt, or an extinguishment of existing debt. The Company evaluated the April 20, 2022 Exchange Agreement for debt modification and concluded that the debt qualified for debt extinguishment. On April 20, 2022, the Company agreed to reduce the conversion price from $0.025 per share to $0.0125 per share, and to cancel the Initial Warrant to purchase 16,500,000 shares of common exercisable at $0.05 per shares, and to issue a New Warrant to purchase 33,000,000 shares exercisable at $0.025 per share. All other terms of the convertible note and warrants remain unchanged, and therefore did not change the cash flows of the note. The New Warrants did not contain any features requiring liability treatment and therefore were classified as equity. The Company determined the transaction was considered a debt extinguishment because the change in conversion price was substantial. Upon extinguishment, the Company had $395,313 of unamortized initial debt discount recorded which it wrote off, and the Company recorded a buyback of $160,993 which represents the reversal of calculated beneficial conversion feature on the initial debt upon settlement, for an aggregate net loss on debt extinguishment of $234,320. The Company recorded a new debt discount in connection with the New Note which was calculated based on the relative fair value of the New Warrants of $325,785. Additionally, the New Note is convertible into common shares at an initial conversion price of $0.0125 which was lower than the fair value of common shares based on the quoted closing price of the Company’s common stock on the measurement date. The value allocated to the New Warrants was $325,785, and $354,215 was allocated to the beneficial conversion feature. Since the intrinsic value of the beneficial conversion feature and warrants was greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the beneficial conversion feature and warrants issued was limited to the amount of the proceeds allocated to the convertible instrument. Accordingly, the Company recorded an aggregate non-cash debt discount of $680,000 with the credit to additional paid in capital. This debt discount was amortized to interest expense over the remaining term of the Convertible Note.

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

DECEMBER 31, 2023 and 2022

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

The Company accounted for the November 2022 and December 2022 Diagonal Notes as stock settled debt under ASC 480 and recorded an aggregate debt premium of $90,731 with a charge to interest expense. The Company has accounted for the March 2023 Diagonal Note as stock settled debt under ASC 480 and recorded an aggregate debt premium of $29,212 with a charge to interest expense. On May 11, 2023, upon repayment of the November 2022, December 2022 and March 2023 Diagonal Notes, the Company reversed the debt premium of $119,943 and recorded a gain on debt extinguishment of $119,943 on the accompanying consolidated statement of operations.

For the years ended December 31, 2023 and 2022, amortization of debt discounts related to the convertible notes payable amounted to $2,627 and $938,344, respectively, which has been included in interest expense on the accompanying consolidated statements of operations.

On December 31, 2023 and 2022, accrued interest payable under all outstanding convertible notes discussed above amounted to $176,184 and $83,138, respectively, and is included in accrued expenses on the accompanying consolidated balance sheets.

On December 31, 2023 and 2022, convertible notes payable consisted of the following:

	December 31, 2023	December 31, 2022
Convertible notes payable	$1,098,091	$1,199,750
Add: put premium	-	90,731
Less: unamortized debt discount	-	(7,968)
Convertible note payable, net	1,098,091	1,282,513
Less: current portion of convertible note payable	(180,000)	(1,031,250)
Convertible notes payable – long-term	$918,091	$251,263

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

On December 31, 2023, future annual maturities of convertible note payable are as follows:

December 31,	Amount
2024	$180,000
2025	180,000
2026	738,091
Total convertible note payable on December 31, 2023	$1,098,091

NOTE 8 – NOTES PAYABLE

On December 31, 2023 and 2022, notes payable consisted of the following:

	December 31, 2023	December 31, 2022
Notes payable	$105,958	$1,899,380
Note payable – PPP note	18,823	18,823
Total notes payable	124,781	1,918,203
Less: unamortized debt discount	(764)	(132,961)
Note payable, net	124,017	1,785,242
Less: current portion of notes payable, net of discount	(81,908)	(1,576,438)
Notes payable – long-term	$42,109	$208,804

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

In May 2023, the Company and the Lender entered into a Debt Exchange and Release Agreement in regard to the $400,000 Note discussed above, whereby the Company paid the Lender cash of $200,000 and issued the Lender 22,000,000 shares of Common Stock of the Company (see Note 9) in exchange for settlement of the remaining $200,000 of the loan and all accrued interest amounting to $317,293, which were deemed paid in full (see Note 16). The 22,000,000 shares issued were valued at $132,000, or $0.006 per share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with the repayment and settlement of this debt, the Company recorded a gain from debt extinguishment of $385,293 consisting of a) $68,000 calculated as the difference in the principal amount settled for shares of $200,000 and the fair value of the shares on the measurement date of $132,000, and b) the forgiveness of interest due of $317,293.

On December 31, 2023 and 2022, principal amount due under this Note amounted to $0 and $400,000, respectively. On December 31, 2023 and 2022, accrued interest payable under this Note amounted to $0 and $292,241, respectively, and is included in accrued expenses on the accompanying consolidated balance sheets.

Mercer Street Global Opportunity Fund Notes

On March 14, 2022, the Company entered into an Original Issue Discount Promissory Note and Security Agreement (the “March 2022 Note”) in the principal amount of $197,500 with Mercer Street Global Opportunity Fund, LLC (the “Investor”). The March 2022 Note was funded on March 14, 2022 and the Company received net proceeds of $175,000 which is net of an original issue discount and investor legal fees of $22,500. The original issue discount was recorded as a debt discount to be amortized over the life of the March 2022 note. The March 2022 Note matures 12 months after issuance and bears interest at a rate of 3% per annum. At any time, the Company may prepay all or any portion of the principal amount of the March 2022 Note and any accrued and unpaid interest without penalty. The March 2022 Note also creates a lien on and grants a priority security interest in all the Company’s assets. In connection with the March 2022 Note, the Company issued 823,529 shares of its common stock to the placement agent as a fee for the capital raise. The 823,529 shares of common stock issued were recorded as a debt discount of $12,963 based on the relative fair value method to be amortized over the life of the March 2022 Note. On December 31, 2023, the principal balance due on the March 2022 Note amounted to $0 and accrued interest payable amounted to $0. On December 31, 2022, the principal balance due on the March 2022 Note amounted to $197,500 and accrued interest payable amounted to $4,756. In May 2023, the March 2022 Note and all accrued interest due was paid in full (See Note 16).

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

On November 22, 2022, the Company entered into a Promissory Note and Security Agreement (the “November 2022 Note”) in the principal amount of $65,000 with Mercer Street Global Opportunity Fund, LLC (the “Investor”). The November 2022 Note was funded on November 22, 2022 and the Company received net proceeds of $62,500 which is net of investor legal fees of $2,500. The legal fees were recorded as a debt discount to be amortized over the life of the November 2022 note. The November 2022 Note matures on August 22, 2023 and bears interest at a rate of 8% per annum. At any time, the Company may prepay all or any portion of the principal amount of the November 2022 Note and any accrued and unpaid interest without penalty. The November 2022 Note also creates a lien on and grants a priority security interest in all the Company’s assets. On December 31, 2023, the principal balance due on the November 2022 Note amounted to $0 and accrued interest payable amounted to $0. On December 31, 2022, the principal balance due on the November 2022 Note amounted to $65,000 and accrued interest payable amounted to $214. In May 2023, the November 2022 Note and all accrued interest due was paid in full and the Company recorded a gain on debt extinguishment of approximately $18,900 (See Note 16).

GS Capital Debt

On June 23, 2022, the Company entered into entered into a Securities Purchase Agreement (“Agreement”) with GS Capital Partners, LLC (“GS Capital”), pursuant to which a Promissory Note (the “GS Capital June 2022 Note”) was made to GS Capital in the aggregate principal amount of $195,000. The GS Capital June 2022 Note was purchased for $176,000, reflecting an original issuance discount of $19,000, and was funded on June 24, 2022 (less legal and other administrative fees). The Company received net proceeds of $148,420. The Company further issued GS Capital a total of 1,750,000 commitment shares (“Commitment Shares”) as additional consideration for the purchase of the Note (See Note 9). Additionally, the GS Capital Note was convertible upon an event of default into common shares at an initial effective conversion price which was lower than the fair value of common shares based on the quoted closing price of the Company’s common stock on the measurement date. Principal and interest payments shall be made in 10 installments of $21,060 each beginning on the 90th-day anniversary following the issue date and continuing thereafter each 30 days for nine months. The GS Capital Note matured 12 months after issuance and bore interest at a rate of 8% per annum. GS Capital had the right at any time following an Event of Default to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under this Note at a conversion price of $0.011, subject to adjustment as defined in the GS Capital Note. The Company did not calculate a beneficial conversion feature since the GS Capital Note was contingently convertible upon default on the GS Capital Note. As of December 31, 2022, the Company was not in default on this note. In the event that following the Issue Date the closing trading price of the Company’s common stock was then being traded is below $0.011 per share for more than ten consecutive trading days, then the conversion price shall be equal to $0.004 per share. Events of default included, amongst other items, failure to pay principal or interest, bankruptcy, delisting of the Company’s stock, financial statement restatements, or if the Company effectuates a reverse split. Upon the occurrence of any event of default, the GS Capital Note shall become immediately and automatically due and payable and the Company shall pay to GS Capital, in full satisfaction of its obligations hereunder, an amount equal to: (a) the then outstanding principal amount of this note plus (b) accrued and unpaid interest on the unpaid principal amount of this note to the date of payment (the “mandatory prepayment date”) plus (y) default interest, if any, multiplied by 120%. On December 15, 2022, the Company and GS Capital entered into a letter agreement to extend the due date of the GS Capital June 2022 note by 60 days. Specifically, the maturity date of the GS Capital June 2022 note was extended to August 23, 2023 and the next payment due date was extended to February 28, 2023. Through December 31, 2022, the Company paid $53,512 of principal balance and during the year ended December 31, 2023, paid principal balance of $79,488. During April and May 2023, the Company issued 21,371,481 shares of its common stock upon the conversion of principal of $62,000, accrued interest of $4,139, and fees of $2,250 (See Note 9). On December 31, 2023, the principal balance due on the GS Capital Note and accrued interest payable amounted to $0 (See Note 16). On December 31, 2022, the principal balance due on the GS Capital Note amounted to $141,488 and accrued interest payable amounted to $7,471.

On July 26, 2022, the Company closed a Securities Purchase Agreement (“July 2022 Agreement”) with GS Capital, pursuant to which a Promissory Note (“GS Capital July 2022 Note”) was made to GS Capital in the aggregate principal amount of $195,000. The GS Capital July 2022 Note was purchased for $176,000, reflecting an original issuance discount of $19,000, and was funded on July 28, 2022 (less legal and other administrative fees). The Company received net proceeds of $158,920. The Company further issued GS Capital a total of 2,600,000 commitment shares (“July 2022 Commitment Shares”) as additional consideration for the purchase of the July 2022 Note. In addition, the Company issued 998,008 of its common stock to the placement agent as a fee for the capital raise, respectively. The July Commitment Shares and the placement agent shares were recorded as a debt discount of $34,606 based on the relative fair value method to be amortized over the life of the Note. Additionally, the GS Capital July 2022 Note was convertible upon an event of default into common shares at an initial effective conversion price which was lower than the fair value of common shares based on the quoted closing price of the Company’s common stock on the measurement date. Principal and interest payments shall be made in 10 installments of $21,060 each beginning on the 90th-day anniversary following the issue date and continuing thereafter each 30 days for nine months. The GS Capital July 2022 Note was to mature 12 months after issuance and bore interest at a rate of 8% per annum. GS Capital had the right at any time following an Event of Default to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the GS Capital July 2022 Note at a conversion price of $0.011, subject to adjustment as defined in the Note. The Company did not calculate a beneficial conversion feature since the GS Capital July 2022 Note is contingently convertible upon a default on the July 2022 Note. As of December 31, 2022, the Company was not in default on this note. In the event that following the Issue Date the closing trading price of the Company’s common stock was then being traded is below $0.011 per share for more than ten consecutive trading days, then the conversion price shall be equal to $0.004 per share. On December 15, 2022, the Company and GS Capital entered into a letter agreement to extend the due date of the GS Capital July 2022 note by 60 days. Specifically, the maturity date of the GS Capital July 2022 note was extended to September 26, 2023 and the next payment due date was extended to February 28, 2023. Through December 31, 2022, the Company paid $34,120 of principal balance and in May 2023, the Company paid the remaining principal balance of $160,880 and all accrued interest due in full (See Note 16). On December 31, 2023, the principal balance due on the GS Capital July 2022 Note and accrued interest payable amounted to $0. On December 31, 2022, the principal balance due on the GS Capital July 2022 Note amounted to $160,880 and accrued interest payable amounted to $6,441.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

On September 6, 2022, the Company closed a Securities Purchase Agreement (“September 2022 Agreement”) with GS Capital, pursuant to which a Promissory Note (“September 2022 Note”) was made to GS Capital in the aggregate principal amount of $195,000. The September 2022 Note was purchased for $176,000, reflecting an original issuance discount of $19,000, and was funded on September 6, 2022 (less legal and other administrative fees). The Company received net proceeds of $158,920. The Company further issued GS Capital a total of 3,300,000 commitment shares (“September 2022 Commitment Shares”) as additional consideration for the purchase of the September 2022 Note. In addition, the Company issued 773,626 of its common stock to the placement agent as fee for the capital raise, respectively. The September Commitment Shares and the placement agent shares were recorded as a debt discount of $30,326 based on the relative fair value method to be amortized over the life of the Note. Additionally, the September 2022 Note was convertible into common shares upon an event of default at an initial effective conversion price which was lower than the fair value of common shares based on the quoted closing price of the Company’s common stock on the measurement date. Principal and interest payments shall be made in 9 installments of $23,400 each beginning on the 120th-day anniversary following the issue date and continuing thereafter each 30 days for eight months. The September 2022 Note was to mature 12 months after issuance and bears interest at a rate of 8% per annum. GS Capital shall have the right at any time following an Event of Default to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the September 2022 Note at a conversion price of $0.009, subject to adjustment as defined in the Note. The Company did not calculate a beneficial conversion feature since the GS Capital July 2022 Note was contingently convertible upon a default on the September 2022 Note. As of December 31, 2022, the Company was not in default on this note. In the event that following the Issue Date the closing trading price of the Company’s common stock was then being traded below $0.009 per share for more than ten consecutive trading days, then the conversion price shall be equal to $0.0032 per share. On December 15, 2022, the Company and GS Capital entered into a letter agreement to extend the due date of the GS Capital September 2022 note by 60 days. Specifically, the maturity date of the GS Capital September 2022 note was extended to November 6, 2023 and the next payment due date was extended to March 6, 2023. In May 2023, the GS Capital September 2022 Note and all accrued interest due was paid in full (See Note 16). On December 31, 2023, the principal balance due on the GS Capital September 2022 Note and accrued interest payable amounted to $0. On December 31, 2022, the principal balance due on the GS Capital September 2022 Note amounted to $195,000 and accrued interest payable amounted to $5,001.

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

In May 2023, the GS Capital June 2022 Note, the GS Capital July 2022 Note, and the September 2022 Note were paid in full without any default penalty and the Company recorded a gain on debt extinguishment of approximately $25,400 (see Note 16).

Other Notes Payable

On May 10, 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) and a Secured Promissory Note (the “Promissory Note”) in the amount of $500,000 with a lender. The Promissory Note accrued interest at 8% per annum, compounded annually, and all outstanding principal and accrued interest was due and payable of May 10, 2023. The Company’s obligations under the Loan Agreement and the Promissory Note were secured by a second priority security interest in substantially all of the Company’s assets (the “Collateral”). The Loan Agreement and Promissory Note contained customary representations, warranties, and covenants, including certain restrictions on the Company’s ability to incur additional debt or create liens on its property. The Loan Agreement and the Promissory Note also provided for certain events of default, including, among other things, payment defaults, breaches of representations and warranties and bankruptcy or insolvency proceedings, the occurrence of which, after any applicable cure period, would permit Lender, among other things, to accelerate payment of all amounts outstanding under the Loan Agreement and the Promissory Note, as applicable, and to exercise its remedies with respect to the Collateral. On December 31, 2022, accrued interest payable under this Promissory Note amounted to $65,863 and is included in accrued expenses on the accompanying consolidated balance sheet. On December 31, 2022, the principal amount due under this Promissory Note amounted to $500,000. In May 2023, this Promissory Note and all accrued interest was paid in full (See Note 16).

On July 22, 2021, in connection with the acquisition of Patriot Glass, the Company assumed vehicle and equipment loans in the amount of $95,013. These loans bear interest at rates ranging from 6.79% to 8.24% and are payable monthly through April 2025. On December 31, 2023 and 2022, notes payable related to these vehicle and equipment loans amounted to $8,250 and $39,513, respectively.

On November 8, 2022, the Company entered into a Promissory Note (the “November 2022 Note”) with a lender investor (the “Private Investor”) in the principal amount of $200,000 and received net proceeds of $200,000. The November 2022 Note bore interest at a rate of 8% per annum and all outstanding principal and accrued and unpaid interest was due on November 8, 2024. At any time, the Company may prepay all or any portion of the principal amount of the November 2022 Note and any accrued and unpaid interest without penalty. As security for payment of the principal and interest on the November 2022 Note, the Company and the lender Investor previously entered into that certain Loan and Security Agreement dated May 10, 2021, which is incorporated into the November 2022 Note. On December 31, 2022, accrued interest payable under this Promissory Note amounted to $2,367 and is included in accrued expenses on the accompanying consolidated balance sheets. On December 31, 2022, the principal amount due under this Promissory Note amounted to $200,000. In May 2023, the November 2022 Note and all unpaid interest was paid in full (See Note 16).

During the year ended December 31, 2023, in connection with the acquisition of a vehicle and an air conditioner unit, the Company entered into three vehicle and equipment loans in the amount of $117,721. These loans bear interest at rates ranging from 10.0% to 35.1% and are payable monthly through September 2028. On December 31, 2023, notes payable related to the vehicle and equipment loans amounted to $97,708. The net book value on December 31, 2023 relating to the collateralized assets was $85,489.

For the years ended December 31, 2023 and 2022, amortization of debt discounts related to all of the above notes payable amounted to $93,631 and $121,408, respectively, which has been included in interest expense on the accompanying consolidated statements of operations. The Company recognized a loss on debt extinguishment associated with the write off of the remaining debt discount and related note repayments in fiscal 2023 of approximately $49,300.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

PPP Loan

On April 28, 2020, the Company entered into a Paycheck Protection Program Promissory Note (the “PPP Note”) with respect to a loan of $156,200 (the “PPP Loan”) from Comerica Bank. The PPP Loan was obtained pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES act”) administered by the U.S. Small Business Administration (“SBA”). The PPP Loan matures on April 28, 2022 and bears interest at a rate of 1.00% per annum. The PPP Loan is payable in 18 equal monthly payments of approximately $8,900 commencing November 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Company may apply to have the loan forgiven pursuant to the terms of the PPP if certain criteria are met. The Company applied for forgiveness of its PPP Loan, and on November 4, 2021, the Company was notified that the Small Business Administration forgave $95,000 of the principal loan amount and $1,442 of interest. As of November 4, 2021, the remaining principal balance of the loan was $61,200 and the remaining accrued interest balance was $935. During the year ended December 31, 2022, the Company repaid the PPP Loan principal of $30,107. On December 31, 2023 and 2022, the principal amount due under the PPP Loan amounted to $18,823. As of December 31, 2023 and 2022, accrued interest payable amounted to $358 and $170, respectively.

On December 31, 2023, future annual maturities of notes payable are as follows:

December 31,	Amount
2024	$82,672
2025	22,034
2026	6,671
2027	7,373
2028	6,031
Total notes payable on December 31, 2023	$124,781

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

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

On January 6, 2022, the Board of Directors of the Company agreed to satisfy $278,654 of accrued compensation owed to its executive officers (collectively, the “Management”) as of December 31, 2021. Management agreed to accept 278 shares of the Company’s Series B convertible preferred stock in settlement of this accrued compensation. The conversion feature of the Series B Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series B Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, the Company immediately recorded non-cash stock-based compensation of $957,556 related to the beneficial conversion feature arising from the issuance of Series B Preferred Stock.

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

By mutual agreement between the parties, the vesting date of 842 previously granted shares of Series B Preferred stock was extended through May 2024.

During the years ended December 31, 2023 and 2022, the Company accrued dividends of $22,766 and $19,936, respectively, which was included in Series B convertible preferred stock on the accompanying consolidated balance sheets.

As of December 31, 2023, the net Series B Preferred Stock balance was $1,203,967, which includes stated value of $1,144,624 and accrued dividends payable of $59,343. As of December 31, 2022, the net Series B Preferred Stock balance was $1,037,201, which includes stated value of $1,000,624 and accrued dividends payable of $36,577. The net Series B Preferred Stock balance is included on the accompanying consolidated balance sheets.

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

DECEMBER 31, 2023 and 2022

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

On December 1, 2022, the Company issued 6,535,274 shares of its common stock upon the conversion of 250 shares of Series C preferred with a stated redemption value of $25,000. The conversion price was based on contractual terms of the related Series C preferred shares.

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

During the years ended December 31, 2023 and 2022, the Company accrued dividends of $31,429 and $35,719, respectively, which was included in Series C convertible preferred stock on the accompanying consolidated balance sheets.

As of December 31, 2023, the net Series C Preferred Stock balance was $1,621,160, which includes stated liquidation value of $1,515,000 and accrued dividends payable of $106,160. As of December 31, 2022, the net Series C Preferred Stock balance was $1,803,731, which includes stated value of $1,729,000 and accrued dividends payable of $74,731. The net Series C Preferred Stock balance is included on the accompanying consolidated balance sheets.

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

Issuance of Common Stock for Services

Issuance of Common Stock for Professional Fees

2022

On June 7, 2022, the Company issued an aggregate of 4,000,000 shares of its common stock for business development and consulting services rendered and to be rendered. These shares were valued at $48,000, or $0.012 per common share, based on the quoted closing price of the Company’s common stock on the measurement date, and will be amortized into stock-based consulting fees over the term of the agreement. In connection with the issuance of these shares, during the years ended December 31, 2023 and 2022, the Company recorded stock-based professional fees of $21,000 and $27,000, respectively.

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

On July 15, 2022, the Company granted a restricted stock award of 5,454,545 common shares of the Company to a consultant of the Company for government relations services to be rendered, which shares were valued at $60,000, or $0.011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date, and will be amortized into stock-based consulting fees over the term of the agreement. In connection with the issuance of these shares, during the years ended December 31, 2023 and 2022, the Company recorded stock-based professional fees of $5,000 and $55,000, respectively.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

On October 3, 2022, the Company issued 3,000,000 shares of its common stock for investor relations services to be rendered. These shares were valued at $24,000, or $0.008 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with the issuance of these shares, during the years ended December 31, 2023 and 2022, the Company recorded stock-based professional fees of $12,000 and $12,000, respectively.

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

Issuance of Common Stock for Stock-Based Compensation

2022

On March 24, 2022, the Company granted restricted stock awards of 500,000 vested common shares of the Company to an employee of the Company for services rendered. The awards were valued at $14,250, or $0.0285 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, the Company recognized stock-based compensation of $14,250 on the date of issuance.

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

During the years ended December 31, 2023 and 2022, aggregate accretion of stock-based compensation expense on granted common shares amounted to $42,183 and $82,387, respectively. Total unrecognized compensation expense related to these unvested common shares on December 31, 2023 amounted to $0. By mutual agreement between the parties, the vesting date of previously granted shares was extended through May 2024.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

The following table summarizes activity related to non-vested shares:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2021	14,270,120	$0.140
Granted	3,500,000	0.014
Shares vested	(800,000)	(0.037)
Non-vested, December 31, 2022	16,970,120	0.119
Shares vested	(2,000,000)	(0.021)
Non-vested, December 31, 2023	14,970,120	$0.132

Shares Issued for Accounts Payable

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

In connection with the Letter Agreement dated December 15, 2022, to induce GS Capital to extend the due dates of the GS Capital Notes, the Company issued 15,000,000 shares of the Company’s common stock. These shares were valued at $112,500, or $0.0075 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with the issuance of these shares, during the year ended December 31, 2022, the Company recorded an expense of $112,500 which was included in loss on debt extinguishment on the accompanying consolidated statement of operations.

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

DECEMBER 31, 2023 and 2022

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

On December 1, 2022, the Company issued 6,535,274 shares of its common stock upon the conversion of 250 shares of Series C preferred with a stated redemption value of $25,000. The conversion price was based on contractual terms of the related Series C preferred shares.

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

Stock Options

For the years ended December 31, 2023 and 2022, the Company recorded no compensation expense related to stock options. Total unrecognized compensation expense related to unvested stock options on December 31, 2023 and 2022 amounted to $0.

Stock option activities for the years ended December 31, 2023 and 2022 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2021	8,445,698	$0.40	4.43	-
Exercised	-	-	-	-
Balance Outstanding, December 31, 2022	8,445,698	0.40	3.43	-
Exercised	-	-	-	-
Balance Outstanding, December 31, 2023	8,445,698	$0.40	2.43	$-
Exercisable, December 31, 2023	8,445,698	$0.40	2.43	$-

Warrants

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

Warrant activities for the years ended December 31, 2023 and 2022 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2021	17,500,000	$0.05	4.67	$-
Granted	33,000,000	0.025	-	-
Cancelled	(16,500,000)	(0.05)	-	-
Balance Outstanding December 31, 2022	34,000,000	0.011	3.73	-
Granted	-	-	-	-
Balance Outstanding December 31, 2023	34,000,000	$0.011	2.73	$-
Exercisable, December 31, 2023	34,000,000	$0.011	2.73	$-

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

The aggregate number of shares of common stock and number of shares of the Company’s common stock that may be subject to incentive stock options granted under the 2018 Plan is 50,000,000 shares, of which 11,445,698 shares have been issued or granted under incentive stock options and 29,451,070 shares of restricted stock have been issued as of December 31, 2023. All shares underlying grants are expected to be issued from the Company’s unissued authorized shares available.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of December 31, 2023, other than discussed below, the Company is not involved in any other pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

On January 20, 2022, we received an Order Directing Examination and Designating Officers to Take Testimony (a “Formal Order”) from the SEC. The Formal Order authorizes that an examination be made to determine whether a stop order should be issued under Section 8(d) of the Securities Act of 1933 with respect to the Company’s Registration Statement on Form S-1, and any supplements and amendments thereto. The Formal Order indicates that the Form S-1 may be deficient in that it may contain untrue statements of material fact or omit to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading concerning, among other things, the Company’s revenue and financial condition. On April 15, 2022, the Company filed an amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The restatement had the cumulative effect of decreasing the Company’s reported revenue for fiscal year 2020 by $102,569 and decreasing the Company’s bad debt expense for the same period by $102,569. There was no effect on the Company’s reported net loss for fiscal year 2020 or on the financial condition of the Company on December 31, 2020. The Company received a subpoena from the SEC on April 25, 2022, requesting all documents and communications concerning the review of C-Bond’s revenue recognition practices for fiscal year 2020. In response, the Company has provided the requested information and its Chief Executive Officer provided his testimony regarding this Formal Order in October 2022. The Company also filed a request to withdraw its Registration Statement on Form S-1 (“S-1”) (File No. 333-261472) (the “Registration Statement”), filed by the Company with the Securities and Exchange Commission on December 3, 2021. The S-1 related to shares of common stock underlying certain convertible promissory notes held by selling securityholders. The S-1 was not declared effective and no securities were sold in reliance thereon. The Company and its Chief Executive Officer have submitted an offer to settle and close the pending SEC investigation. The Company and its Chief Executive Officer are awaiting a formal response to such offer of settlement. As of December 31, 2023 and based on a proposed settlement, the Company has accrued $175,000 of settlement expense association with this matter, which is reflected in other income (expenses) on the accompanying statement of operations during the year ended December 31, 2023.

On March 8, 2021, a former officer of the Company resigned. Both parties alleged certain claims against the other, including with respect to certain compensation claims. Neither party has filed litigation. The Company intends to vigorously defend itself against any possible claims and assert any relevant claims against the former executive and believes it will prevail. As a result of the evidence disclosed and discovered during the aforementioned SEC investigation, the Company has concluded that the actions of the former President and Acting CFO of the Company may be viewed as potentially dishonest and fraudulent. As a result, the Board of Directors of the Company have resolved and taken action in February 2024 to cause the forfeiture of equity and deferred compensation owed/outstanding by said officer and forwarded a formal demand letter to said officer and his wife, the former Controller of the Company.

In July 2021, a former consultant of the Company filed a small claims case for approximately $16,000 in Harris County, TX, and the Company filed its response in August 2021. The Company received a civil notice of trial setting for September 7, 2023. On September 7, 2023, the Company and the former consultant entered into a settlement agreement, whereby the Company paid $9,000 as full settlement of this claim. Accordingly, the Company recorded a gain on debt extinguishment of $9,250. As of December 31, 2023 and 2022, the Company had accrued compensation of $0 and $18,250 to this former employee, which was included in accrued compensation on the accompanying consolidated balance sheets.

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

DECEMBER 31, 2023 and 2022

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

On July 21, 2021, the Company entered into the Employment Agreement with Mr. Wanke, the President of Patriot Glass, to serve as the President of C-Bond’s Safety Solutions Group. Under the three-year Employment Agreement, Mr. Wanke will receive a base salary of $240,000 per year, which may be increased from time to time with the approval of the board of directors. In addition, Mr. Wanke may receive an annual bonus as determined by the board of directors. It is understood that although Mr. Wanke’s base salary will be paid by Patriot Glass, 50% of the base salary will be allocated to the expenses of Patriot Glass, and the other 50% of the base salary will be allocated to the expenses of the Company. The term of this Agreement (the “Initial Term”) shall begin as of July 21, 2021 (the “Effective Date”) and shall end on the earlier of (i) the third anniversary of the Effective Date and (ii) the time of the termination of the Executive’s employment in accordance with the Employment Agreement. This Initial Term and any Renewal Term (as defined below) shall automatically be extended for one or more additional terms of one (1) year each (each a “Renewal Term” and together with the Initial Term, the “Term”), unless either the Company or Executive provide notice to the other Party of their desire to not so renew the Initial Term or Renewal Term (as applicable) at least thirty (30) days prior to the expiration of the then-current Initial Term or Renewal Term, as applicable. All unvested shares of stock and stock options shall expire upon such termination, if any. The Executive shall be eligible for an annual bonus payment in an amount to be determined by the Board of Directors of the Company (the “Bonus”). The Bonus shall be determined and payable based on the achievement of certain performance objectives of the Company as established by the Board and communicated to and agreed to by the Executive in writing as soon as practicable after commencement of the year in respect of which the Bonus is paid. The Bonus, if earned, is payable in cash and/or restricted stock at the discretion of the Board. It is understood between the Parties that the target bonus for each year shall be up to 50% of the Base Salary.

On December 7, 2022, the Company’s board of directors approved a bonus to certain officers in the aggregate amount of $160,000. This bonus was paid 10% in cash of $16,000, which was paid in December 2022, and 90% in equity amounting to $144,000 which as of December 31, 2022 had been accrued and as of December 31, 2022, was included in accrued compensation on the accompanying consolidated balance sheet. On January 17, 2023, the Board of Directors of the Company agreed to satisfy $144,000 of the bonus owed to its executive officers (collectively, the “Management”). Management agreed to accept 144 shares of the Company’s Series B convertible preferred stock in settlement of this accrued compensation (See Note 9).

On December 7, 2023, the Company’s board of directors approved a bonus to two officers in the aggregate amount of $480,000. For the bonus approved for Mr. Silverman, which amounted to $300,000, this bonus was paid 50%, or $150,000, in cash, which was paid in December 2023, and 50% in equity amounting to $150,000 which as of December 31, 2023 has been accrued and as of December 31, 2023, is included in accrued compensation on the accompanying consolidated balance sheet. For the bonus approved for Ms. Tomek, which amounted to $180,000, this bonus is to be paid 10% in cash of $18,000 and 90% in equity amounting to $162,000, which as of December 31, 2023 has been accrued and as of December 31, 2023, is included in accrued compensation on the accompanying consolidated balance sheet. On January 2, 2024, the Board of Directors of the Company agreed to satisfy the aggregate of $312,000 of the bonus owed to these executive officers (collectively, the “Management”). Management agreed to accept an aggregate of 312 shares of the Company’s Series B convertible preferred stock in settlement of this accrued compensation (See Note 18).

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

DECEMBER 31, 2023 and 2022

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

Option to purchase 20% of Patriot Glass

In connection with the Exchange Agreement with Patriot Glass and the Patriot Glass Shareholder (See Note 1), the Company had the option to acquire the remaining 20% of Patriot Glass’s issued and outstanding membership interests in exchange for a number of shares of the Company’s common stock equal to 300% of Patriot Glass’s average EBIT value, divided by the price of the Company’s common stock as defined in the Exchange Agreement. On September 20, 2023, the Company and the Patriot Glass Shareholder entered into an amendment to the Exchange Agreement (the “Amended Exchange Agreement”). Pursuant to the Amended Exchange Agreement, the Company shall have the option (the “Option”), beginning on July 1, 2025 (the “Option Start Date”) and ending on 5:00 P.M. EST on the date that is thirty calendar days after the Option Start Date (the “Option Period”), to acquire the remaining 20% of Patriot Glass Units (the “Additional Units”), representing 20% of Patriot Glass’s issued and outstanding membership interests, collectively (the “Additional Closing”).

If the Company exercises the Option, the Company shall acquire the Additional Units in exchange for (i) a number of shares of Company Common Stock equal to (a) the Share Value (as defined below) divided by (b) the Additional Closing Share Price (as defined below) (the “Additional Closing Exchange Shares”), and (ii) a cash payment equal to the Net Income (as below). “Total EBIT Value” shall mean the sum of (i) Patriot Glass’s net income, before income tax expense and interest expense have been deducted, for the period beginning on July 1, 2023 and ending on June 30, 2025 plus (ii) $240,000. “EBIT Value” shall mean the Total EBIT Value divided by two (2). “Share Value” shall mean (i) 300% of the EBIT Value (the “Triple EBIT Value”), minus (ii) the Net Income. “Net Income” shall mean Patriot Glass’s net income, after income tax expense and interest expense have been deducted, for the period beginning on July 1, 2023 and ending on June 30, 2025. Any salary paid by Patriot Glass, including but not limited to any salary paid to the Patriot Glass Shareholder, shall not be included in Net Income. If the Company Common Stock is quoted or listed for trading on a Trading Market on July 1, 2025, then “Additional Closing Share Price” shall mean the average of all of the closing prices of Company Common Stock on such Trading Market during the calendar month of June 2024.

M&A advisory agreement

On October 18, 2023, the Company and Maxim Group LLC (“Maxim”) entered into an engagement letter, whereby Maxim was engaged as the Company’s exclusive financial advisor to perform merger and acquisition advisory services. Either Maxim or the Company may terminate this Agreement at any time upon thirty (30) days’ prior written notice to the other party after the six (6) month anniversary of this Agreement. The Company paid Maxim a one-time non-refundable cash fee of $25,000 due promptly upon execution of the Agreement (the “Retainer”). The Retainer shall be creditable against the Success Fee. If during the term of this Agreement a Transaction is consummated or the Company enters into an agreement regarding a Transaction (which is consummated subsequent to the completion of the Term), a fee (the “Success Fee”) will be payable in U.S. dollars upon the closing of the Transaction to Maxim equal to six and a half percent (6.5%) of the Consideration (as defined hereinafter), provided however, that if a Transaction is consummated or the company enters into an agreement regarding a Transaction with Curtis Stout Inc., such Success Fee shall be reduced to four percent (4.0%) of Consideration from Curtis Stout Inc. In the event that the Company enters into an agreement with respect to a Transaction during the term of this Agreement that is subsequently terminated, and the Company becomes entitled to a break-up, termination, topping, expense reimbursement or similar fee or payment (including any judgment for damages or amount in settlement of any dispute as a result of such termination, or any profit on any stock acquired from, or stock option granted by, any party to such transaction), a fee (the “Break-up Fee”) equal to 10.0% of all such amounts, payable promptly upon receipt of such amounts by the Company. Upon the closing of a Transaction, for a period of twelve (12) months from such closing, the Company grants Maxim the right of first refusal to act as sole managing underwriter and sole book runner, sole placement agent, or sole sales agent, for any and all future public or private equity, equity-linked or debt (excluding commercial bank debt) offerings for which the Company retains the service of an underwriter, agent, advisor, finder or other person or entity in connection with such offering period of the Company, or any successor to or any subsidiary of the Company. The Company shall not offer to retain any entity or person in connection with any such offering on terms more favorable than terms on which it offers to retain Maxim. Such offer shall be made in writing in order to be effective. Maxim shall notify the Company within ten (10) business days of its receipt of the written offer contemplated above as to whether or not it agrees to accept such retention. If Maxim should decline such retention, the Company shall have no further obligations to Maxim with respect to the offering for which it has offered to retain Maxim, except as otherwise provided for herein. As of the date of this report, no funds have been raised.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

NOTE 11 – CONCENTRATIONS

Concentrations Of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits. The Company places its cash in banks at levels that, at times, may exceed federally insured limits. On December 31, 2023, the Company had cash in bank in excess of FDIC insured levels of $322,007. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions. The Company reviews its bank relationships in order to mitigate its risk to ensure that its exposure is limited or reduced to the FDIC protection limits. The Company has not experienced any losses in such accounts through December 31, 2023.

Geographic Concentrations of Sales

During the years ended December 31, 2023 and 2022, all sales were in the United States.

Customer Concentrations

For the year ended December 31, 2023, one customer accounted for approximately 10.8% of total sales. For the year ended December 31, 2022, no customer accounted for over 10% of total sales. On December 31, 2023, two customers accounted for 41.8% (29.5% and 12.3%, respectively) of the total accounts receivable balance. On December 31, 2022, three customers accounted for 41.1% (10.3%, 19.3% and 11.5%, respectively) of the total accounts receivable balance.

Vendor concentrations

Generally, the Company purchases substantially all of its inventory from four suppliers. The loss of these suppliers may have a material adverse effect on the Company’s consolidated results of operations and financial condition. However, the Company believes that, if necessary, alternate vendors could supply similar products in adequate quantities to avoid material disruptions to operations.

NOTE 12 – SEGMENT REPORTING

Through May 8, 2023, the date that the Company entered into an Asset Purchase Agreement with Apex Protect GPS, LLC agreed to sell its C-Bond nanoShield™ product line (See Note 16), the Company operated in two reportable business segments - (1) the manufacture and sale of a windshield strengthening water repellent solution as well as a disinfection product, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system (the “C-Bond Segment”), and (2) the distribution and installation of window film solutions (the “Patriot Glass Segment”). The Company’s reportable segments were strategic business units that offered different products. They were managed separately based on the fundamental differences in their operations and locations. Upon the sale of the C-Bond nanoShield™ business, the legacy C-Bond business is being conducted through Patriot Glass in order to combine administrative functions and they are now being managed together.

Information with respect to these reportable business segments for the years ended December 31, 2023 and 2022 was as follows:

	For the Year Ended December 31,
	2023	2022
Revenues:
C-Bond	$124,372	$378,736
Patriot Glass	2,364,121	1,853,910
	2,488,493	2,232,646
Depreciation and amortization:
C-Bond	570	7,109
Patriot Glass	88,289	82,110
	88,859	89,219
Interest expense:
C-Bond	357	23
Patriot Glass	34,566	20,212
Other (a)	440,507	1,599,854
	475,430	1,620,089
Net income (loss):
C-Bond	(912,436)	(1,097,069)
Patriot Glass	(44,289)	(192,566)
Other (a)	2,843,532	(3,866,843)
	$1,886,807	$(5,156,478)

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

	December 31, 2023	December 31, 2022
Identifiable long-lived tangible assets on December 31, 2023 and 2022 by segment:
C-Bond	$-	$1,684
Patriot Glass	171,606	94,622
	$171,606	$96,306

(a)	The Company does not allocate any general and administrative or financing expenses of its holding company activities to its reportable segments, because these activities are managed at the corporate level.

NOTE 13 – REVENUE RECOGNITION

Prior to the sale of the Company’s C-Bond segment in May 2023, the revenue that the Company recognized arose from purchase requests the Company received from its customers. The Company’s performance obligations under purchase orders or by a verbal order correspond to each shipment of product that the Company makes to its customer under the purchase order or verbal order. As a result, each purchase order or verbal order generally contains more than one performance obligation based on the number of products ordered, the quantity of product to be shipped and the mode of shipment requested by the customer. Control of the Company’s products transfers to its customers when the customer is able to direct the use of, and obtain substantially all of the benefits from, the Company’s products, which generally occurs at the later of when the customer obtains title to the product or when the customer assumes risk of loss of the product. The transfer of control generally occurs at the time of shipment from the Company’s warehouse. Once this occurs, the Company has satisfied its performance obligation and the Company recognizes revenue.  In connection with the Company’s C-Bond segment, when the Company receives a purchase order or verbal order from a customer, the Company is obligated to provide the product during a mutually agreed upon time period. Depending on the terms of the purchase order or verbal order, either the Company or the customer arranges delivery of the product to the customer’s intended destination. In situations where the Company has agreed to arrange delivery of the product to the customer’s intended destination and control of the product transfers upon loading of the Company’s product onto transportation equipment, the Company has elected to account for any freight income associated with the delivery of these products as freight revenue, since this activity fulfills the Company’s obligation to transfer the product to the customer.

In connection with the Company’s Patriot Glass segment, the revenue that the Company recognizes arises from purchase requests the Company receives from its customers. The Company’s performance obligations under purchase order or a signed proposal correspond to each job for the distribution and installation of window film solutions. As a result, each purchase order or signed proposal generally may contain more than one performance obligation based on the specific job. Control of the Company’s products transfers to its customers when the customer is able to direct the use of, and obtain substantially all of the benefits from, the Company’s products, which generally occurs when the job or a specific portion of the job is completed. Once this occurs, the Company has satisfied its performance obligation and the Company recognizes revenue.  Revenues from contracts for the distribution and installation of window film solutions are recognized over time on the basis of the Company’s estimates of the progress towards completion of contracts using various output of input methods including (1) the ratio of number of labor hours spent compared to the number of estimated labor hours to complete a job, (2) using the milestone method, or (3) using a units completed method. These methods are used because management considers these methods to be the best available measure of progress on these contracts.

Transaction Price

The Company agrees with its customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances, labor costs, and freight. In the Company’s C-Bond contracts with customers, the Company allocates the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Returns of the Company’s product by its customers are permitted only when the product is not to specification and were not material for the years ended December 31, 2023 and 2022. Any sales tax, value added tax, and other tax the Company collects concurrently with its revenue-producing activities are excluded from revenue.

Revenue Disaggregation

The Company tracks its revenue by product. The following table summarizes our revenue by product for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
C-Bond Secure multi-purpose and BRS ballistic resistant glass protection systems	$9,709	$17,311
C-Bond Nanoshield solution sales	112,413	345,470
Disinfection products	-	10,880
Window tint installation and sales recognized over time	2,364,121	1,853,910
Freight and delivery	2,250	5,075
Total	$2,488,493	$2,232,646

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

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

In connection with the 2021 Exchange Agreement between in the Company and Patriot Glass, the Company was named as guarantor (“Guarantor”) of a Commercial Lease Agreement dated July 21, 2021, by and between landlord MDW Management, LLC, a company owned by Mr. Wanke and his wife and tenant Patriot Glass d/b/a A-1 Glass (the “Lease”). The term of the Lease is 60 months, at a minimum monthly rent of $5,600 (not including tax), with two five-year options for the tenant to renew. The Company’s obligation as Guarantor of the Lease will terminate upon the occurrence of earlier of the following: (i) the date of Guarantor’s acquisition of 100% of the ownership interests of Patriot Glass; (ii) the date that Guarantor beneficially owns less than an eighty percent (80%) ownership interest in Patriot Glass; or (iii) two (2) years from and after the effective date of the guaranty. During the year ended December 31, 2023, the Company’s obligation as Guarantor expired.

In September 2021, the Company entered into a 48-month lease agreement for the lease of office equipment under a non-cancelable operating lease through September 2025. The monthly base rent is $365 per month. This lease has been assumed by CB NANOSHIELD LLC as part of its purchase of the nanoShield Assets (see Note 16).

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

During the years ended December 31, 2023 and 2022, in connection with its property operating leases, the Company recorded rent expense of $101,501 and $167,875 respectively, which is expensed during the year and included in general and administrative expenses on the accompanying consolidated statements of operations.

The significant assumption used to determine the present value of the lease liabilities in February 2022 was a discount rate of 6.79% which was based on the Company’s estimated incremental borrowing rate.

On December 31, 2023 and 2022, right-of-use asset (“ROU”) is summarized as follows:

	December 31, 2023	December 31, 2022
Office leases and office equipment right of use assets	$279,162	$480,293
Less: accumulated amortization	(120,678)	(104,881)
Balance of ROU assets	$158,484	$375,412

On December 31, 2023 and 2022, operating lease liabilities related to the ROU assets are summarized as follows:

	December 31, 2023	December 31, 2022
Lease liabilities related to office leases right of use assets	$157,752	$376,566
Less: current portion of lease liabilities	(60,503)	(117,671)
Lease liabilities – long-term	$97,249	$258,895

On December 31, 2023, future minimum base lease payments due under non-cancelable operating leases are as follows:

Twelve months ended December 31,	Amount
2024	$75,866
2025	67,988
2026	39,200
Total minimum non-cancelable operating lease payments	183,054
Less: discount to fair value	(25,302)
Total lease liability on December 31, 2023	$157,752

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

NOTE 15 – RELATED PARTY TRANSACTIONS

Note Payable - Related Party

On May 2, 2022, the Company entered into a Promissory Note (the “May 2022 Note”) in the principal amount of $250,000 with the Company’s chief executive officer. The May 2022 Note was funded in May 2022 and the Company received net proceeds of $250,000. The May 2022 Note bears interest at a rate of 6% per annum and all outstanding principal and accrued and unpaid interest is due on May 2, 2024. At any time, the Company may prepay all or any portion of the principal amount of the May 2022 Note and any accrued and unpaid interest without penalty. For the year ended December 31, 2023, interest expense – related party amounted to $5,663. In May 2023, the Company repaid $200,000 of the May 2022 Note. In August 2023, the Company repaid the remaining $50,000 of the May 2022 Note and repaid accrued interest of $15,690. On December 31, 2023, the principal amount due and accrued interest payable - related party amounted to $0. On December 31, 2022, the principal amount due and accrued interest payable - related party amounted to $250,000 and $10,027, respectively.

NOTE 16 – SALE OF NANOSHIELD PRODUCT LINE

On May 8, 2023, the Company entered into an Asset Purchase Agreement (the “APA”) with Apex Protect GPS, LLC (the “Buyer”), a Texas limited liability company, whereby the Company agreed to sell its C-Bond nanoShield™ product line, including intangible assets, intellectual property, work in process, furniture, fixtures, equipment, inventory and other physical assets of the Company’s C-Bond nanoShield division (the “Assets”) to the Buyer for a purchase price of $4,000,000 in cash (the “Transaction”). The Transaction closed on May 8, 2023. Following the Closing, the parties entered into an Assignment and Agreement to Re-Execute (“Assignment”) on June 15, 2023, by and among the Company; Apex Protect GPS, LLC, (“Assignor”) and CB Nanoshield, LLC, (“Assignee”), whereby the Assignor assigned all its right to the (i) APA; (ii) Bill of Sale (iii) IP Agreements; and (iv) and any memorandums, schedules and exhibits related to the foregoing to Assignee.

The Assets were sold and transferred to buyer by means of (i) with respect to the physical assets, a Bill of Sale; and (ii) with respect to intangible assets or intellectual property, a Patent and Trademark Assignment Agreement, a Patent and Know-How License Agreement, and a Patent License-Back Agreement.

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

DECEMBER 31, 2023 and 2022

In connection with the APA, the Company received net proceeds of $1,989,755, after the repayment and settlement of notes payable and convertible notes payable as follows:

1)	The Company repaid and settled the BOCO Investments, LLC Note (See Note 8) with a principal balance of $400,000 and accrued interest payable of $317,293 for a cash payment of $200,000 and the issuance of 22,000,000 shares of the Company’s common stock (See Note 8 and 9).

2)	The Company repaid GS Capital Partners, LLC $419,260 for notes dated June 23, 2022, July 26, 2022, and September 6, 2022 (collectively, the “GS Notes”), and GS Capital Partners, LLC deemed the GS Notes paid in full (See Note 8).

3)	The Company repaid Mercer Street Global Opportunity Fund, LLC (“Mercer”) $271,825 for notes dated March 14, 2022 and November 22, 2022 (collectively, the “Secured Mercer Notes”) (See Note 7).

4)	The Company repaid Jeff Badders $875,000 for notes dated May 5, 2021, November 8, 2022, and April 4, 2023 (See Note 8).

5)	The Company repaid 1800 Diagonal Lending, LLC $288,035 for notes dated November 4, 2022, December 27, 2022, and March 17, 2023 (collectively, the “1800 Diagonal Notes”), and 1800 Diagonal Lending, LLC deemed the 1800 Diagonal Notes paid in full (See Note 7).

6)	The Company repaid its CEO $250,000 for the note dated May 2, 2022, and the CEO deemed the note paid in full.

In accordance with ASC 205-20, the sale of the C-Bond nanoShield product line was not reported in discontinued operations since the disposal did not represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. The C-Bond nanoShield product line was only a component of the C-Bond segment which comprised of operations and cash flows that were not clearly distinguished, operationally and for financial reporting purposes, from the rest of the C-Bond segment.

In connection with the sale of the C-Bond nanoShield product line, the Company recorded a gain from the sale of the product line of $4,051,709.

NOTE 17 - INCOME TAXES

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The deferred tax assets on December 31, 2023 and 2022 consist only of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
Income tax expense (benefit) at U.S. statutory rate	$396,229	$(1,081,240)
Non-deductible expenses	(64,617)	506,677
Change in valuation allowance	(331,612)	574,563
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset as of December 31, 2023 and 2022 was as follows:

Deferred Tax Asset:	December 31, 2023	December 31, 2022
Net operating loss carryforward	$2,176,983	$2,512,665
Allowance for bad debt	4,070	-
Total deferred tax asset before valuation allowance	2,181,053	2,512,665
Valuation allowance	(2,181,053)	(2,512,665)
Net deferred tax asset	$-	$-

The net operating loss carryforward was approximately $10,386,000 on December 31, 2023. The Company provided a valuation allowance equal to the net deferred income tax asset as of December 31, 2023 and 2022 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. During the year ended December 31, 2023, the valuation allowance decreased by $331,612. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership changes that may occur in the future. The potential tax benefit arising from the loss carryforward may be carried forward indefinitely subject to usage limitations.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2023, 2022 and 2021 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

NOTE 18 – SUBSEQUENT EVENTS

Issuance of Series B preferred stock for accrued compensation and compensation

On January 2, 2024, the Board of Directors of the Company agreed to satisfy $312,000 of accrued compensation owed to its executive officers (collectively, the “Management”) as of December 31, 2023, which was included in accrued compensation on the accompanying consolidated balance sheet. Management agreed to accept 312 shares of the Company’s Series B convertible preferred stock in settlement of this accrued compensation.

On January 2, 2024, the Board of Directors of the Company agreed to issue 50 shares of the Company’s Series B convertible preferred stock to a director for services rendered.

Common Stock Issued for Conversion of Series C Preferred Stock

On February 1, 2024, the Company issued 5,772,973 shares of its common stock upon the conversion of 200 shares of Series C preferred with a stated redemption value of $20,000. The conversion price was based on contractual terms of the related Series C preferred shares.

On March 1, 2024, the Company issued 5,781,562 shares of its common stock upon the conversion of 200 shares of Series C preferred with a stated redemption value of $20,000. The conversion price was based on contractual terms of the related Series C preferred shares.

Promissory Note

On March 1, 2024, the Company executed a Promissory Note (“Note”) in favor of 1800 Diagonal Lending LLC (the “Investor”) in the aggregate principal amount of $157,000 (the “Principal”), and an accompanying Securities Purchase Agreement (“SPA”). Only in the event of a default, as discussed below, is the Note convertible into shares of the Company’s common stock. The Note was funded on March 4, 2024, in the amount of $125,000, which is net of an original issue discount of $13,000 and a one-time interest charge of approximately $19,000. A one-time interest charge of twelve percent (12%) (the “Interest Rate”) was applied on the issuance date to the Principal. Under the terms of the Note, the Company is required to make monthly payments as outlined in the Note, beginning on August 30, 2024 and the Note matures on December 30, 2024. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid (“Default Interest”).

Monthly payment shall be as follows:

Payment Date
August 30, 2024	$87,920
September 30, 2024	$21,980
October 30, 2024	$21,980
November 30, 2024	$21,980
December 30, 2024	$21,980
Total	$175,840

Among other things, an event of default (“Event of Default”) shall occur if the Company fails to pay the principal or interest when due on the Note, whether at maturity, upon acceleration or otherwise. Upon the occurrence of any Event of Default, the Note shall become immediately due and payable and the Company shall pay to the Investor, in full satisfaction of its obligations hereunder, an amount equal to 220% times the sum of the then outstanding principal amount of this Note plus accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus Default Interest, if any. At any time following an Event of Default, the Holder shall have the right to convert all or any part of the outstanding and unpaid amount of this Note into fully paid and non-assessable shares of the Company’s Common Stock. The conversion price (the “Conversion Price”) shall be the greater of $0.0025 per share (the “Fixed Conversion Price”) or 65% multiplied by the lowest closing bid price during the 10 trading days prior to the conversion date (representing a discount rate of 35%) (the “Variable Conversion Price”). At no time may the Note be converted into shares of our common stock if such conversion would result in the Investor and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock.