Form 10-Q
period 2024-03-31
C-Bond Systems, Inc
filed 2024-05-14
CIK 1421636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 000-53029

C-BOND SYSTEMS, INC.

(Exact name of Registrant as Specified in its Charter)

Colorado	26-1315585
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2029 Pat Booker Rd.
San Antonio, Texas	78148
(Address of Principal Executive Offices)	(Zip Code)

210-490-3977

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

There were 545,253,623 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding as of May 14, 2024.

C-BOND SYSTEMS, INC.

FORM 10-Q

MARCH 31, 2024

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$197,863	$736,461
Accounts receivable, net	507,416	424,091
Inventory	101,751	181,663
Prepaid expenses and other current assets	269,683	28,503
Contract assets	8,489	2,400
Total Current Assets	1,085,202	1,373,118
OTHER ASSETS:
Property and equipment, net	159,724	171,606
Right of use asset, net	143,810	158,484
Intangible asset, net	216,789	229,414
Goodwill	350,491	350,491
Total Other Assets	870,814	909,995
TOTAL ASSETS	$1,956,016	$2,283,113

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Convertible note payable - current portion	$180,000	$180,000
Notes payable, net of discount - current portion	232,104	81,908
Accounts payable	702,805	710,222
Accrued expenses	522,530	474,515
Accrued compensation	25,546	717,204
Contract liabilities	341,771	500,720
Lease liabilities, current portion	61,390	60,503
Total Current Liabilities	2,066,146	2,725,072
LONG-TERM LIABILITIES:
Convertible notes payable, net of current portion	873,091	918,091
Notes payable, net of current portion and discount	52,447	42,109
Lease liabilities, net of current portion	82,420	97,249
Total Long-term Liabilities	1,007,958	1,057,449
Total Liabilities	3,074,104	3,782,521
Commitments and Contingencies (See Note 10)
Series B convertible preferred stock: $0.10 par value, 100,000 shares designated; 1,386 and 1,144 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively ($1,445,221 redemption and liquidation value at March 31, 2024)	1,445,221	1,203,967
Series C convertible preferred stock: $0.10 par value, 100,000 shares designated; 14,750 and 15,150 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively ($2,382,923 redemption and liquidation value at March 31, 2024)	1,588,615	1,621,160
SHAREHOLDERS’ DEFICIT:
Preferred stock: $0.10 par value, 2,000,000 shares authorized; 100,000 Series B and 100,000 Series C designated, no shares issued and outstanding	-	-
Common stock: $0.001 par value, 4,998,000,000 shares authorized; 539,122,586 and 532,818,051 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	539,123	532,818
Additional paid-in capital	56,340,780	55,852,477
Accumulated deficit	(61,183,221)	(60,851,714)
Total C-Bond Systems, Inc. shareholders’ deficit	(4,303,318)	(4,466,419)
Noncontrolling interest	151,394	141,884
Total Shareholders’ Deficit	(4,151,924)	(4,324,535)
Total Liabilities and Shareholders’ Deficit	$1,956,016	$2,283,113

See accompanying notes to the unaudited consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

SALES	$936,804	$515,220

COST OF SALES (excluding depreciation expense)	461,929	245,360

GROSS PROFIT	474,875	269,860

OPERATING EXPENSES:
Compensation and related benefits (including stock-based compensation of $376,968 and $12,137 for the three months ended March 31, 2024, and 2023, respectively)	779,119	426,872
Professional fees	141,584	187,690
General and administrative expenses	195,691	178,900

Total Operating Expenses	1,116,394	793,462

LOSS FROM OPERATIONS	(641,519)	(523,602)

OTHER INCOME (EXPENSES):
Gain on debt extinguishment, net	347,990	-
Interest expense	(14,119)	(195,786)
Interest expense - related party	-	(3,699)

Total Other Income (Expenses), net	333,871	(199,485)

NET LOSS BEFORE NONCONTROLLING INTEREST	(307,648)	(723,087)

Net (income) loss of subsidiary attributable to noncontrolling interest	(9,510)	16,722

NET LOSS	(317,158)	(706,365)

Preferred stock dividend	(14,349)	(13,687)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(331,507)	$(720,052)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	535,697,745	424,991,656

See accompanying notes to the unaudited consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Noncontrolling	Shareholders’
	# of Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, December 31, 2023	532,818,051	$532,818	$55,852,477	$(60,851,714)	$141,884	$(4,324,535)

Common stock issued for conversion of Series C preferred stock	11,554,535	11,555	28,445	-	-	40,000
Cancellation of common stock and Series B preferred shares	(5,250,000)	(5,250)	132,890	-	-	127,640
Preferred stock dividends and deemed dividend	-	-	-	(14,349)	-	(14,349)
Beneficial conversion charge for issuance of Series B preferred shares for accrued compensation recorded as stock-based compensation	-	-	326,968	-	-	326,968
Net loss	-	-	-	(317,158)	9,510	(307,648)

Balance, March 31, 2024	539,122,586	$539,123	$56,340,780	$(61,183,221)	$151,394	$(4,151,924)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Noncontrolling	Shareholders’
	# of Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, December 31, 2022	350,270,172	$350,270	$55,141,503	$(62,693,184)	$150,742	$(7,050,669)

Common stock issued for cash and accrued compensation	54,545,455	54,545	245,455	-	-	300,000
Common stock issued for professional fees	6,666,667	6,667	33,333	-	-	40,000
Common stock issued for accrued compensation	9,636,364	9,636	43,364	-	-	53,000
Common stock issued for conversion of Series C preferred stock	26,585,614	26,586	74,814	-	-	101,400
Preferred stock dividends	-	-	-	(13,687)	-	(13,687)
Accretion of stock-based compensation	-	-	12,137	-	-	12,137
Net loss	-	-	-	(706,365)	(16,722)	(723,087)

Balance, March 31, 2023	447,704,272	$447,704	$55,550,606	$(63,413,236)	$134,020	$(7,280,906)

See accompanying notes to the unaudited consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(307,648)	$(723,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	24,507	20,850
Amortization of debt discount to interest expense	3,789	63,916
Interest expense for put premium on convertible notes	-	29,212
Stock-based compensation	376,968	12,137
Stock-based professional fees	-	40,667
Non-cash gain on debt extinguishment	(347,990)	-
Lease costs	732	495
Bad debt expense	29,984	-
Change in operating assets and liabilities:
Accounts receivable	(113,309)	70,754
Inventory	79,912	18,100
Prepaid expenses and other assets	(241,180)	(19,639)
Contract assets	(6,089)	279
Accounts payable	(7,417)	48,693
Accrued expenses	48,015	123,124
Accrued interest - related party	-	2,466
Accrued compensation	(32,561)	34,317
Contract liabilities	(158,949)	(13,255)

NET CASH USED IN OPERATING ACTIVITIES	(651,236)	(290,971)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	275,000
Proceeds from notes payable	174,000	-
Repayment of notes payable	(16,362)	(48,136)
Proceeds from convertible notes payable	-	50,000
Repayment of convertible notes payable	(45,000)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	112,638	276,864

NET DECREASE IN CASH	(538,598)	(14,107)

CASH, beginning of period	736,461	97,091

CASH, end of period	$197,863	$82,984

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$8,246	$33,795
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as prepaid for services	$-	$40,000
Common stock issued for accrued compensation	$-	$78,000
Series B preferred stock issued for accrued compensation	$312,000	$144,000
Preferred stock dividend accrued	$14,349	$13,687
Conversion of Series C preferred stock to common stock	$40,000	$101,400
Reclassification of Series B preferred stock and common stock to additional paid-in capital	$132,890	$-

See accompanying notes to the unaudited consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024
(UNAUDITED)

NOTE 1 – NATURE OF ORGANIZATION

Nature of Organization

C-Bond Systems, Inc., together with its subsidiaries (the “Company”), is a materials development company and sole owner and developer of the patented C-Bond technology. The Company is engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality, and sustainability of brittle material systems. The Company’s primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally. During the three months ended March 31, 2023, the Company operated in two segments: C-Bond Transportation Solutions and Patriot Glass Solutions. C-Bond Transportation Solutions sold a windshield strengthening, water repellent solution called C-Bond nanoShield™. Since May 8, 2023, the date that the nanoShield product line and related technologies were sold (see Note 16), the Company operates in one segment. Patriot Glass Solutions sells multi-purpose glass strengthening primer and window film mounting solutions, including C-Bond BRS, a ballistic-resistant film system, and C-Bond Secure, a forced entry system.

On June 30, 2021, the Company entered into a Share Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”) with (i) Patriot Glass Solutions, LLC (formerly Mobile Tint LLC), a Texas limited liability company doing business as A1 Glass Coating (“Patriot Glass”), (ii) the sole member of Patriot Glass (the “Patriot Glass Shareholder”), and (iii) Michael Wanke as the Representative of the Patriot Glass Shareholder. Pursuant to the Exchange Agreement, on July 22, 2021, the Company acquired 80% of Patriot Glass’s units (the “Patriot Glass Shares”). The Patriot Glass Shares were exchanged for 28,021,016 restricted shares of the Company’s common stock in an amount equal to $800,000, divided by the average of the closing prices of the Company’s common stock during the 30-day period immediately prior to the closing. On September 20, 2023, the Company and the Patriot Glass Shareholder entered into amendment #2 to the Exchange Agreement (the “Amended Exchange Agreement”). Pursuant to the Amended Exchange Agreement, the Company shall have the option (the “Option”), beginning on July 1, 2025 (the “Option Start Date”) and ending on 5:00 P.M. EST on the date that is thirty calendar days after the Option Start Date (the “Option Period”), to acquire the remaining 20% of Patriot Glass Units (the “Additional Units”), representing 20% of Patriot Glass’s issued and outstanding membership interests, collectively (the “Additional Closing”) (See Note 10). Patriot Glass provides quality window tint solutions for auto, home, and business owners across Texas, specializing in automotive window tinting, residential window film, and commercial window film that stop harmful UV rays from passing through its window films for reduced glare, comfortable temperatures, and lower energy bills. Patriot Glass also carries products that offer forced-entry protection and films that protect glass from scratches, graffiti, other types of vandalism, and even bullets, including C-Bond BRS and C-Bond Secure products. As part of the transaction, Patriot Glass’s owner-operator, Mr. Wanke, joined the Company as President of Patriot Glass. On November 29, 2023, the name of Mobile Tint LLC was changed to Patriot Glass Solutions, LLC.

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

Certain information and note disclosure normally included in consolidated financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the year ended December 31, 2023 of the Company which were included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $307,648 and $723,087 for the three months ended March 31, 2024 and 2023, respectively. Net cash used in operations was $651,236 and $290,971 for the three months ended March 31, 2024 and 2023, respectively. Additionally, as of March 31, 2024, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $61,183,221, $4,151,924 and $980,944, respectively. On May 8, 2023, the Company sold its nanoShield product line and received proceeds of $4,042,631. The proceeds were used to repay convertible notes payable, notes payable and related accrued interest. On March 31, 2024, the Company had cash of $197,863. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares and preferred shares, and from the issuance of promissory notes and convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates during the three months ended March 31, 2024 and 2023 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete or slow moving inventory, estimates used in the calculation of progress towards completion on uncompleted jobs, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the estimate of the fair value lease liability and related right of use asset, the valuation of redeemable and mandatorily redeemable preferred stock, the value of beneficial conversion features and deemed dividends, the valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company had no cash equivalents as of March 31, 2024 and December 31, 2023.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

Accounts Receivable

The Company recognizes an allowance for losses on accounts receivable and notes receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts and notes receivable considered at risk or uncollectible. On January 1, 2023, the Company adopted ASC 326, “Financial Instruments - Credit Losses”. In accordance with ASC 326, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make the required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers. The expense associated with the allowance for doubtful accounts on accounts receivable is recognized in general and administrative expenses.

Inventory

Inventory, consisting of raw materials and finished goods, are stated at lower of cost and net realizable value utilizing the first-in, first-out (FIFO) method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed the expected net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the net realizable value. These reserves are recorded based on estimates and included in cost of sales.

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

As of December 31, 2023, the Company performed its annual goodwill impairment test for its one reporting unit. The results of the Company’s annual impairment test indicated that the fair value of the reporting unit exceeded its carrying value. Therefore, no impairment of goodwill or intangibles assets was recorded as of December 31, 2023.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

Warranty Liability

The Company provides limited warranties on its products for product defects for periods ranging from 12 months to the life of the product. Warranty costs may include the cost of product replacement, refunds, labor costs and other costs. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 12 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying unaudited consolidated balance sheets and amounted to $1,000 on March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024 and 2023, warranty costs were de minimis.

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

The Company sells its products, which include standard warranties, primarily to distributors and authorized dealers. Product sales are recognized at a point in time when the product is shipped to the customer and the title is transferred and are recorded net of any discounts or allowances. The warranty does not represent a separate performance obligation.

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

Shipping and Handling Costs

Shipping and handling costs incurred for product shipped to customers are included in general and administrative expenses and amounted to $5,456 and $3,624 for the three months ended March 31, 2024 and 2023, respectively. Shipping and handling costs charged to customers are included in sales.

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and includes costs such as labor, materials, and other allocated costs incurred. For the three months ended March 31, 2024 and 2023, research and development costs incurred in the development of the Company’s products were $0.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

Advertising Costs

The Company may participate in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the three months ended March 31, 2024 and 2023, advertising costs charged to operations were $12,014 and $4,155, respectively and are included in general and administrative expenses on the accompanying unaudited consolidated statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which shall been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2024 and December 31, 2023, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2018. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of March 31, 2024 and December 31, 2023.

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

Leases

The Company accounts for leases in accordance with ASC 842. The lease standard requires certain leases to be reported on the consolidated balance sheets as right-of-use assets and lease liabilities. The Company has elected the practical expedients permitted under the transition guidance of this standard that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. The Company does not reassess whether any contracts entered into prior to adoption are leases or contain leases.

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. The Company does not have any finance leases as of March 31, 2024 and December 31, 2023. The Company’s leases generally have terms that range from three to four years for property and equipment and five years for property. The Company elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

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

For the three months ended March 31, 2024 and 2023, all potentially dilutive common shares were excluded from the computation of diluted common shares outstanding as they would have an anti-dilutive impact on the Company’s net losses. As of March 31, 2024 and 2023, common share equivalents and potentially dilutive securities consisted of the following:

	March 31,
	2024	2023
Stock options	7,345,698	8,445,698
Warrants	33,800,000	34,000,000
Series B preferred stock	419,369,203	324,240,164
Series C preferred stock	429,355,405	406,900,000
Convertible debt	1,170,101,111	1,206,660,749
Non-vested, forfeitable common shares	-	16,970,120
	2,059,971,417	1,997,216,731

Segment Reporting

For the three months ended March 31, 2023, the Company operated in two reportable business segments which consisted of (1) the manufacture and sale of a windshield strengthening water repellent solution as well as disinfection products, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system, and (2) the distribution and installation of window film solutions. The Company’s reportable segments were strategic business units that offered different products and were managed separately based on the fundamental differences in their operations and locations. On May 8, 2023, the Company sold its C-Bond nanoShield™ product line and the remaining segment (1) as described above was combined into segment (2) and is now being managed together (see Note 16).

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The adoption of this standard on January 1, 2024 had no impact on the Company’s unaudited consolidated financial statements.

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

NOTE 3 – ACCOUNTS RECEIVABLE

On March 31, 2024 and December 31, 2023, accounts receivable consisted of the following:

	March 31, 2024	December 31, 2023
Accounts receivable	$572,723	$459,414
Less: allowance for doubtful accounts	(65,307)	(35,323)
Accounts receivable, net	$507,416	$424,091

For the three months ended March 31, 2024 and 2023, bad debt expense amounted to $29,984 and $0, respectively.

NOTE 4 – INVENTORY

On March 31, 2024 and December 31, 2023, inventory consisted of the following:

	March 31, 2024	December 31, 2023
Finished goods	$101,751	$181,663
Total Inventory	$101,751	$181,663

For the three months ended March 31, 2024 and 2023, the Company did not record any allowance for slow moving inventory.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

NOTE 5 – PROPERTY AND EQUIPMENT

On March 31, 2024 and December 31, 2023, property and equipment consisted of the following:

	Useful Life	March 31, 2024	December 31, 2023
Machinery and equipment	5 – 7 years	$73,411	$73,411
Furniture and office equipment	3 – 7 years	2,061	2,061
Vehicles	1 – 5 years	68,050	68,050
Leasehold improvements	3 – 5 years	110,645	110,645
		254,167	254,167
Less: accumulated depreciation		(94,443)	(82,561)
Property and equipment, net		$159,724	$171,606

For the three months ended March 31, 2024 and 2023, depreciation expense is included in general and administrative expenses and amounted to $11,882 and $8,224, respectively.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

On March 31, 2024 and December 31, 2023, intangible assets and goodwill, which were acquired from Patriot Glass in 2021, consisted of the following:

	Useful life	March 31, 2024	December 31, 2023
Customer relations	5 years	$212,516	$212,516
Non-compete	5 years	40,000	40,000
Trade name (non-amortizable)	-	100,000	100,000
		352,516	352,516
Less: accumulated amortization		(135,727)	(123,102)
Intangible assets, net		$216,789	$229,414

	Useful life	March 31, 2024	December 31, 2023
Goodwill	-	$350,491	$350,491

For the three months ended March 31, 2024 and 2023, amortization expense of amortizable intangible assets amounted to $12,625 and $12,626, respectively. On March 31, 2024, accumulated amortization amounted to $114,227 and $21,500 for the customer relations and non-compete, respectively. On December 31, 2023, accumulated amortization amounted to $103,602 and $19,500 for the customer relations and non-compete, respectively.

Amortization of intangible assets with identifiable useful lives that is attributable to future periods is as follows:

Twelve months ending March 31:	Amount
2025	$50,503
2026	50,503
2027	15,783
Total	$116,789

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Mercer Convertible Debt

On October 15, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with Mercer Street Global Opportunity Fund, LLC (the “Investor”), pursuant to which the Company issued and sold to Investor a 10% Original Issue Discount Senior Convertible Promissory Note in the principal amount of $825,000 (the “Mercer Note”) and five-year warrants to purchase up to 16,500,000 shares of the Company’s common stock at an initial exercise price of $0.05 per share, an amount equal to 50% of the conversion shares that were issued (the “Mercer Warrants”). The Company received net proceeds of $680,000, which was net of original issue discounts of $75,000, placement fees of $60,000, and legal fees of $10,000. The transactions contemplated under the SPA closed on October 18, 2021.

The Mercer Note matured 12 months after issuance, bore interest at a rate of 4% per annum through the date of default, and was initially convertible beginning on the six-month anniversary of the original issue date into the Company’s common stock at a fixed conversion price of $0.025 per share, subject to adjustment for stock splits, stock combinations, dilutive issuances, and similar events, as described in the Initial Note.

The Mercer Note and Mercer Warrants contain conversion limitations providing that a holder thereof may not convert the Notes or exercise the Warrants to the extent (but only to the extent) that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock immediately after giving effect to such conversion or exercise. A holder may increase or decrease its beneficial ownership limitation upon notice to the Company provided that in no event such limitation exceeds 9.99%, and that any increase shall not be effective until the 61st day after such notice.

Upon the occurrence of an event of default under the Mercer Note, the Investor has the right to be prepaid at 125% of the outstanding principal balance and accrued interest, and interest accrues at 18% per annum. Events of default included, among other things,

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

On April 20, 2022, the Company and the Investor entered into an Exchange Agreement (the “Exchange Agreement”). The original SPA remains in effect. Per the terms of the Exchange Agreement, the Parties agreed to exchange (i) the Mercer Note for a new Convertible Promissory Note (the “New Note”) and (ii) the Mercer Warrant for a new five-year warrant to purchase, in the aggregate, 33,000,000 shares of the Company’s common stock at an exercise price of $0.025 per share (the “New Warrant” and together with the New Note, the “New Securities”), according to the terms and conditions of the Exchange Agreement. On April 20, 2022, pursuant to the terms of the Exchange Agreement, the Investor surrendered the Prior Securities in exchange for the New Securities. Other than the surrender of the Prior Securities, no consideration of any kind whatsoever was given by the Investor to the Company in connection with the Exchange Agreement. The terms of the New Securities are the same as the Prior Securities except for the pricing of the shares issuable under the New Note and the shares issuable upon exercise of the New Warrant. The New Securities are composed of the New Note, which is a 10% Original Issue Discount Senior Convertible Promissory Note in the principal amount of $825,000, and the New Warrant. The New Note matured on October 15, 2022, bore interest at a rate of 4% per annum through the date of default, and was initially convertible into the Company’s common stock at a fixed conversion price of $0.0125 per share, subject to adjustment for stock splits, stock combinations, dilutive issuances, and similar events, as described in the New Note. If the average Closing Price during any 10 consecutive Trading Day period beginning and ending during the 60 Day Effectiveness Period (the “Average Closing Price”) is below the Conversion Price than the conversion price will be reduced to such Average Closing Price but in no event less than $0.00875.

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

As of March 31, 2024 and December 31, 2023, the principal balance of the New Note was $1,053,091 and $1,098,091, respectively. Additionally, as of March 31, 2024 and December 31, 2023, accrued interest payable amounted to $176,184 and $176,184, respectively, which is reflected in accrued expenses on the accompanying unaudited consolidated statements of operations. Under the terms of the Agreement, $176,184 of accrued interest is subject to forgiveness if the Company complies with the terms of the Agreement. As of the date of this report, the Company has made all required payments.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
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

1800 Diagonal Lending Convertible Debt

On November 9, 2022, the Company closed a Securities Purchase Agreement dated November 4, 2022, with 1800 DIAGONAL LENDING LLC, a Virginia limited liability company, (“Diagonal”), pursuant to which a Promissory Note (the “November 2022 Diagonal Note”) dated November 4, 2022, was made to Diagonal in the aggregate principal amount of $104,250 and the Company received net proceeds of $100,000 which was net of fees of $4,250. The November 2022 Diagonal Note bore interest at a rate of 12% per annum and all outstanding principal and accrued and unpaid interest was due on May 4, 2024. In May 2023, the November 2022 Diagonal Note and any interest due was repaid in full (See Note 16).

On December 27, 2022, the Company closed a Securities Purchase Agreement dated December 27, 2022, with 1800 Diagonal pursuant to which a Promissory Note (“December 2022 Diagonal Note”) dated December 27, 2022, was made to Diagonal in the aggregate principal amount of $64,250 and the Company received net proceeds of $60,000 which was net of fees of $4,250. The December 2022 Diagonal Note bore interest at a rate of 12% per annum and all outstanding principal and accrued and unpaid interest was due on June 27, 2024. In May 2023, the December 2022 Diagonal Note and any interest due was repaid in full (See Note 16).

On March 17, 2023, the Company closed a Securities Purchase Agreement dated November 4, 2022, with Diagonal pursuant to which a Promissory Note (the “March 2023 Diagonal Note”) dated March 17, 2023, was made to Diagonal in the aggregate principal amount of $54,250 and the Company received net proceeds of $50,000 which was net of fees of $4,250. The March 2023 Diagonal Note bore interest at a rate of 12% per annum and all outstanding principal and accrued and unpaid interest was due on March 17, 2024. In May 2023, the March 2023 Diagonal Note and any interest due was repaid in full (See Note 16).

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

For the three months ended March 31, 2024 and 2023, amortization of debt discounts related to the convertible notes payable amounted to $0 and $1,593, respectively, which has been included in interest expense on the accompanying unaudited consolidated statements of operations.

On March 31, 2024 and December 31, 2023, accrued interest payable under all outstanding convertible notes discussed above amounted to $176,184 and $176,184, respectively, and is included in accrued expenses on the accompanying unaudited consolidated balance sheets.

On March 31, 2024 and December 31, 2023, convertible notes payable consisted of the following:

	March 31, 2024	December 31, 2023
Convertible note payable	$1,053,091	$1,098,091
Convertible note payable, net	1,053,091	1,098,091
Less: current portion of convertible note payable	(180,000)	(180,000)
Convertible note payable – long-term	$873,091	$918,091

On March 31, 2024, future annual maturities of convertible note payable are as follows:

March 31,	Amount
2025	$180,000
2026	180,000
2027	693,091
Total convertible note payable on March 31, 2024	$1,053,091

NOTE 8 – NOTES PAYABLE

On March 31, 2024 and December 31, 2023, notes payable consisted of the following:

	March 31, 2024	December 31, 2023
Notes payable	$298,028	$105,958
Note payable – PPP note	16,834	18,823
Total notes payable	314,862	124,781
Less: unamortized debt discount	(30,311)	(764)
Note payable, net	284,551	124,017
Less: current portion of notes payable, net of discount	(232,104)	(81,908)
Notes payable – long-term	$52,447	$42,109

Notes Payable

BOCO Investment Note

On November 14, 2018, the Company entered into a Revolving Credit Facility Loan and Security Agreement (“Loan Agreement”) and a Secured Promissory Note (the “Note”) with BOCO Investments, LLC (the “Lender”). Subject to and in accordance with the terms and conditions of the Loan Agreement and the Note, the Lender agreed to lend to the Company up to $400,000 (the “Maximum Loan Amount”) against the issuance and delivery by the Company of the Note for use as working capital and to assist in inventory acquisition. In 2018, the Lender loaned $400,000 to the Company, the Maximum Loan Amount. The outstanding principal advanced to Company pursuant to the Loan Agreement initially bore interest at the rate of 12% per annum, compounded annually. Upon the occurrence of an Event of Default under the Loan Agreement and Note, all amounts then outstanding (including principal and interest) bore interest at the rate of 18% per annum, compounded annually until the Event of Default is cured.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

In May 2023, the Company and the Lender entered into a Debt Exchange and Release Agreement in regard to the $400,000 Note discussed above, whereby the Company paid the Lender cash of $200,000 and issued the Lender 22,000,000 shares of Common Stock of the Company (see Note 9) in exchange for settlement of the remaining $200,000 of the loan and all accrued interest amounting to $317,293, which were deemed paid in full (see Note 16). The 22,000,000 shares issued were valued at $132,000, or $0.006 per share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with the repayment and settlement of this debt, in May 2023, the Company recorded a gain from debt extinguishment of $385,293 consisting of a) $68,000 calculated as the difference in the principal amount settled for shares of $200,000 and the fair value of the shares on the measurement date of $132,000, and b) the forgiveness of interest due of $317,293.

On March 31, 2024 and December 31, 2023, the principal amount due and accrued interest payable under this Note amounted to $0.

Mercer Street Global Opportunity Fund Notes

On March 14, 2022, the Company entered into an Original Issue Discount Promissory Note and Security Agreement (the “March 2022 Note”) in the principal amount of $197,500 with Mercer Street Global Opportunity Fund, LLC (the “Investor”). The March 2022 Note was funded on March 14, 2022 and the Company received net proceeds of $175,000 which is net of an original issue discount and investor legal fees of $22,500. The original issue discount was recorded as a debt discount to be amortized over the life of the March 2022 note. On March 31, 2024 and December 31, 2023, the principal balance due and accrued interest payable on the March 2022 Note amounted to $0. In May 2023, the March 2022 Note and all accrued interest due was paid in full (See Note 16).

On November 22, 2022, the Company entered into a Promissory Note and Security Agreement (the “November 2022 Note”) with a principal amount of $65,000 with the Investor. The November 2022 Note was funded on November 22, 2022 and the Company received net proceeds of $62,500 which is net of Investor legal fees of $2,500. The legal fees were recorded as a debt discount to be amortized over the life of the November 2022 note. The November 2022 Note was to mature on August 22, 2023 and bore interest at a rate of 8% per annum. On March 31, 2024 and December 31, 2023, the principal balance due and accrued interest payable on the November 2022 Note amounted to $0. In May 2023, the November 2022 Note and all accrued interest due was paid in full and the Company recorded a gain on debt extinguishment of approximately $18,900 (See Note 16).

GS Capital Debt

On June 23, 2022, the Company entered into a Securities Purchase Agreement (“Agreement”) with GS Capital Partners, LLC (“GS Capital”), pursuant to which a Promissory Note (the “GS Capital June 2022 Note”) was made to GS Capital in the aggregate principal amount of $195,000. The GS Capital June 2022 Note was purchased for $176,000, reflecting an original issuance discount of $19,000, and was funded on June 24, 2022 (less legal and other administrative fees). The Company received net proceeds of $148,420. In 2022, the Company issued GS Capital a total of 1,750,000 commitment shares (“Commitment Shares”) as additional consideration for the purchase of this Note. Through December 31, 2022, the Company paid $53,512 of principal balance and during the year ended December 31, 2023, paid principal balance of $79,488. During April and May 2023, the Company issued 21,371,481 shares of its common stock upon the conversion of the remaining principal amount of $62,000, accrued interest of $4,139, and fees of $2,250 (See Note 9). On March 31, 2024 and December 31, 2023, the principal balance due on the GS Capital Note and accrued interest payable amounted to $0 (See Note 16).

On July 26, 2022, the Company closed a Securities Purchase Agreement (“July 2022 Agreement”) with GS Capital, pursuant to which a Promissory Note (“GS Capital July 2022 Note”) was made to GS Capital in the aggregate principal amount of $195,000. The GS Capital July 2022 Note was purchased for $176,000, reflecting an original issuance discount of $19,000, and was funded on July 28, 2022 (less legal and other administrative fees). The Company received net proceeds of $158,920. In 2022, the Company issued GS Capital a total of 2,600,000 commitment shares (“July 2022 Commitment Shares”) as additional consideration for the purchase of the July 2022 Note. In addition, in 2022, the Company issued 998,008 of its common stock to the placement agent as a fee for the capital raise, respectively. The July Commitment Shares and the placement agent shares were recorded as a debt discount of $34,606 based on the relative fair value method to be amortized over the life of the Note. Principal and interest payments were payable in 10 installments of $21,060 each beginning on the 90th-day anniversary following the issue date and continuing thereafter each 30 days for nine months. The GS Capital July 2022 Note was to mature 12 months after issuance and bore interest at a rate of 8% per annum. On December 15, 2022, the Company and GS Capital entered into a letter agreement to extend the due date of the GS Capital July 2022 note by 60 days. Specifically, the maturity date of the GS Capital July 2022 note was extended to September 26, 2023 and the next payment due date was extended to February 28, 2023. Through December 31, 2022, the Company paid $34,120 of principal balance and in May 2023, the Company paid the remaining principal balance of $160,880 and all accrued interest due in full (See Note 16). On March 31, 2024 and December 31, 2023, the principal balance due on the GS Capital July 2022 Note and accrued interest payable amounted to $0.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

On September 6, 2022, the Company closed a Securities Purchase Agreement (“September 2022 Agreement”) with GS Capital, pursuant to which a Promissory Note (“September 2022 Note”) was made to GS Capital in the aggregate principal amount of $195,000. The September 2022 Note was purchased for $176,000, reflecting an original issuance discount of $19,000, and was funded on September 6, 2022 (less legal and other administrative fees). The Company received net proceeds of $158,920. In 2022, the Company issued GS Capital a total of 3,300,000 commitment shares (“September 2022 Commitment Shares”) as additional consideration for the purchase of the September 2022 Note. In addition, in 2022, the Company issued 773,626 of its common stock to the placement agent as fee for the capital raise, respectively. The September Commitment Shares and the placement agent shares were recorded as a debt discount of $30,326 based on the relative fair value method to be amortized over the life of the Note. Principal and interest payments were payable in 9 installments of $23,400 each beginning on the 120th-day anniversary following the issue date and continuing thereafter each 30 days for eight months. The September 2022 Note was to mature 12 months after issuance and bore interest at a rate of 8% per annum. In the event that following the Issue Date the closing trading price of the Company’s common stock was then being traded below $0.009 per share for more than ten consecutive trading days, then the conversion price shall be equal to $0.0032 per share. On December 15, 2022, the Company and GS Capital entered into a letter agreement to extend the due date of the GS Capital September 2022 note by 60 days. Specifically, the maturity date of the GS Capital September 2022 note was extended to November 6, 2023 and the next payment due date was extended to March 6, 2023. In May 2023, the GS Capital September 2022 Note and all accrued interest due was paid in full (See Note 16). On March 31, 2024 and December 31, 2023, the principal balance due on the GS Capital September 2022 Note and accrued interest payable amounted to $0.

In May 2023, the GS Capital June 2022 Note, the GS Capital July 2022 Note, and the September 2022 Note were paid in full without any default penalty and the Company recorded a gain on debt extinguishment of approximately $25,400 (see Note 16).

1800 Diagonal Lending Note Payable

On March 1, 2024, the Company executed a Promissory Note (the “Note”) in favor of 1800 Diagonal Lending LLC (the “Investor”) in the aggregate principal amount of $157,000 (the “Principal”), and an accompanying Securities Purchase Agreement (“SPA”). Only in the event of a default, as discussed below, is the Note convertible into shares of the Company’s common stock. The Note was funded on March 4, 2024, in the amount of $125,000, which is net of an original issue discount of $13,000 and a one-time interest charge at 12% (the “Interest Rate”) of approximately $19,000 was applied on the issuance date to the Principal. Under the terms of the Note, the Company is required to make monthly payments as outlined in the Note, beginning on August 30, 2024 and the Note matures on December 30, 2024. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid (“Default Interest”). Monthly payments of principal and interest shall be as follows:

Payment Date:
August 30, 2024	$87,920
September 30, 2024	21,980
October 30, 2024	21,980
November 30, 2024	21,980
December 30, 2024	21,980
Total	$175,840

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

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

On March 31, 2024 and December 31, 2023, the principal balance due on this note amounted to $157,000 and $0, respectively.

Other Notes Payable

On May 10, 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) and a Secured Promissory Note (the “Promissory Note”) in the amount of $500,000 with a lender. The Promissory Note accrued interest at 8% per annum, compounded annually, and all outstanding principal and accrued interest was due and payable on May 10, 2023. In May 2023, this Promissory Note and all accrued interest was paid in full (See Note 16).

On July 22, 2021, in connection with the acquisition of Patriot Glass, the Company assumed vehicle and equipment loans in the amount of $95,013. These loans bear interest at rates ranging from 6.79% to 8.24% and are payable monthly through April 2025. On March 31, 2024 and December 31, 2023, notes payable related to these vehicle and equipment loans amounted to $7,719 and $8,250, respectively.

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

During the year ended December 31, 2023, in connection with the acquisition of a vehicle and an air conditioner unit, the Company entered into three vehicle and equipment loans in the amount of $117,721. These loans bear interest at rates ranging from 10.0% to 35.1% and are payable monthly through September 2028. On March 31, 2024 and December 31, 2023, notes payable related to the vehicle and equipment loans amounted to $85,486 and $97,708, respectively. The net book value on March 31, 2024 relating to the collateralized assets was $103,139.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

On February 21, 2024, the Company entered into a Promissory Note (the “February 2024 Note”) with a lender in the principal amount of $50,000 and received net proceeds of $49,00, net of original issue discount of $1,000, which was reflected as a debt discount to be amortized into interest expense over the term of the note. The February 2024 Note bears interest at an effective rate of 33.4% per annum and all outstanding principal and accrued and unpaid interest is due on August 21, 2025. On March 31, 2024, the principal amount due on the February 2024 Note is $47,823.

For the three months ended March 31, 2024 and 2023, amortization of debt discounts related to all the above notes payable amounted to $3,789 and $62,323, respectively, which has been included in interest expense on the accompanying unaudited consolidated statements of operations.

PPP Loan

On April 28, 2020, the Company entered into a Paycheck Protection Program Promissory Note (the “PPP Note”) with respect to a loan of $156,200 (the “PPP Loan”) from Comerica Bank. The PPP Loan was obtained pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES act”) administered by the U.S. Small Business Administration (“SBA”). The PPP Loan matured on April 28, 2022 and bears interest at a rate of 1.00% per annum. The PPP Loan was payable in 18 equal monthly payments of approximately $8,900 commencing November 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Company applied for forgiveness of its PPP Loan, and on November 4, 2021, the Company was notified that the Small Business Administration forgave $95,000 of the principal loan amount and $1,442 of interest. On February 29, 2029, the Company entered into a payment plan arrangement with the SBA and agreed to pay the remaining balance of $17,824 by making 17 monthly payments of $990 and a final payment of $994. On March 31, 2024 and December 31, 2023, the principal amount due under the PPP Loan amounted to $16,834 and $18,823, respectively. As of March 31, 2024 and December 31, 2023, accrued interest payable amounted to $0 and $358, respectively.

On March 31, 2024, future annual maturities of notes payable are as follows:

March 31,	Amount
2025	$262,415
2026	33,979
2027	6,840
2028	7,558
2029	4,070
Total notes payable on March 31, 2024	$314,862

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
MARCH 31, 2024
(UNAUDITED)

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

On January 2, 2024, the Board of Directors of the Company agreed to satisfy $312,000 of accrued compensation owed to its executive officers (collectively, the “Management”) as of December 31, 2023, which was included in accrued compensation on the accompanying consolidated balance sheet. Management agreed to accept 312 shares of the Company’s Series B convertible preferred stock in settlement of this accrued compensation. The conversion feature of the Series B Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series B Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, the Company immediately recorded non-cash stock-based compensation of $281,807 related to the beneficial conversion feature arising from the issuance of Series B Preferred Stock. The beneficial conversion feature amount of $281,807 was determined by calculating the number of excess common shares to be received upon conversion of the accrued compensation of $312,000 on the grant date based on i) the quoted closing price of the Company’s common stock on the grant date of $0.059 and ii) the initial conversion of the Series B Preferred Stock of $.0031, multiplied by the quoted closing price of the Company’s common stock on the grant date of $0.059.

On January 2, 2024, the Board of Directors of the Company agreed to issue 50 shares of the Company’s Series B convertible preferred stock to a director for services rendered. The conversion feature of the Series B Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series B Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, the Company immediately recorded non-cash stock-based compensation of $95,161, which consisted of (i) $50,000 of Series B stated value and (ii) $45,161 related to the beneficial conversion feature arising from the issuance of Series B Preferred Stock. The beneficial conversion feature amount of $45,161 was determined by calculating the number of excess common shares to be received upon conversion of the $50,000 of Series B stated value on the grant date based on i) the quoted closing price of the Company’s common stock on the grant date of $0.059 and ii) the initial conversion of the Series B Preferred Stock of $.0031, multiplied by the quoted closing price of the Company’s common stock on the grant date of $0.059.

On February 8, 2024, 120 shares of Series B Preferred Stock were forfeited. In connection with this forfeiture, the Company reclassified an aggregate amount of $127,640 from Series B convertible preferred stock to additional paid-in capital, which consisted of (i) stated value of $120,000, and (ii) $7,640 of accrued dividends.

During the three months ended March 31, 2024 and 2023, the Company accrued dividends of $6,894 and $5,518, respectively, which was included in Series B convertible preferred stock on the accompanying unaudited consolidated balance sheets.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

As of March 31, 2024, the net Series B Preferred Stock balance was $1,445,221, which includes stated value of $1,386,623 and accrued dividends payable of $58,598. As of December 31, 2023, the net Series B Preferred Stock balance was $1,203,967, which includes stated value of $1,144,624 and accrued dividends payable of $59,343. The net Series B Preferred Stock balance is included on the accompanying unaudited consolidated balance sheets.

During the three months ended March 31, 2024 and 2023, Series B preferred stock activity is as follows:

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
	Number of Shares	Amount	Number of Shares	Amount
Balance at beginning of period	1,144	$1,203,967	1,000	$1,037,201
Shares issued for accrued compensation	312	312,000	144	144,000
Shares issued for compensation	50	50,000	-	-
Shares and accrued dividends forfeited	(120)	(127,640)	-	-
Dividends accrued	-	6,894	-	5,518

Balance at end of period	1,386	$1,445,221	1,144	$1,186,719

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
MARCH 31, 2024
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

During the three months ended March 31, 2024 and 2023, the Company accrued dividends of $7,455 and $8,169, respectively, which was included in Series C convertible preferred stock on the accompanying unaudited consolidated balance sheets.

As of March 31, 2024, the net Series C Preferred Stock balance was $1,588,615, which includes stated liquidation value of $1,475,000 and accrued dividends payable of $113,615. As of December 31, 2023, the net Series C Preferred Stock balance was $1,621,160, which includes stated liquidation value of $1,515,000 and accrued dividends payable of $106,160. The net Series C Preferred Stock balance is included on the accompanying unaudited consolidated balance sheets.

During the three months ended March 31, 2024 and 2023, Series C preferred stock activity is as follows:

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
	Number of Shares	Amount	Number of Shares	Amount
Balance at beginning of period	15,150	$1,621,160	17,290	$1,803,731
Conversion of Series C shares to common shares	(400)	(40,000)	(1,014)	(101,400)
Dividends accrued	-	7,455	-	8,169

Balance at end of period	14,750	$1,588,615	16,276	$1,710,500

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

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

Issuance of Common Stock for Services

Issuance of Common Stock for Professional Fees

2023

On February 6, 2023, the Company issued 6,666,667 shares of its common stock for public relations services to be rendered. These shares were valued at $40,000, or $0.006 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, during the three months ended March 31, 2023, the Company recorded stock-based professional fees of $11,667 and prepaid expense of $28,333, which was amortized into professional fees over the remaining term of the agreement.

During the three months ended March 31, 2024 and 2023, the Company recorded stock-based professional fees of $0 and $29,000 in connection with the amortization to prepaid expenses related to common shares previously issued, respectively.

Issuance of Common Stock for Stock-Based Compensation

During the three months ended March 31, 2024 and 2023, aggregate accretion of stock-based compensation expense on granted common shares amounted to $0 and $12,137, respectively. Total unrecognized compensation expense related to these unvested common shares on March 31, 2024 and December 31, 2023 amounted to $0. By mutual agreement between the parties, the vesting date of previously granted shares was extended through May 2024.

The following table summarizes activity related to non-vested shares:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2023	14,970,120	$0.132
Shares vested	-	-
Non-vested, March 31, 2024	14,970,120	$0.132

Common Stock Forfeited

On February 8, 2024, 5,250,000 shares of the Company’s common stock were forfeited. In connection with this forfeiture, the Company reclassified an amount of $5,250 from common stock, par value to additional paid-in capital.

Common Stock Issued for Conversion of Series C Preferred Stock

2023

During the three months ended March 31, 2023, the Company issued 26,585,614 shares of its common stock upon the conversion of 1,014 shares of Series C preferred with a stated redemption value of $101,400. The conversion price was based on contractual terms of the related Series C preferred shares.

2024

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

Stock Options

For the three months ended March 31, 2024 and 2023, the Company recorded no compensation expense related to stock options. Total unrecognized compensation expense related to unvested stock options on March 31, 2024 and December 31, 2023 amounted to $0.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

Stock option activities for the three months ended March 31, 2024 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2023	8,445,698	$0.40	2.43	-
Expired	(1,100,000)	-	-	-
Balance Outstanding, March 31, 2024	7,345,698	$0.44	2.53	$-
Exercisable, March 31, 2024	7,345,698	$0.44	2.53	$-

Warrants

Warrant activities for the three months ended March 31, 2024 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2023	34,000,000	$0.011	2.73	$-
Expired	(200,000)	-	-	-
Balance Outstanding March 31, 2024	33,800,000	$0.01	2.50	$-
Exercisable, March 31, 2024	33,800,000	$0.01	2.50	$-

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
MARCH 31, 2024
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

The aggregate number of shares of common stock and number of shares of the Company’s common stock that may be subject to incentive stock options granted under the 2018 Plan is 50,000,000 shares, of which 11,445,698 shares have been issued or granted under incentive stock options and 29,451,070 shares of restricted stock have been issued as of March 31, 2024. All shares underlying grants are expected to be issued from the Company’s unissued authorized shares available.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of March 31, 2024, other than discussed below, the Company is not involved in any other pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

On January 20, 2022, we received an Order Directing Examination and Designating Officers to Take Testimony (a “Formal Order”) from the SEC. The Formal Order authorizes that an examination be made to determine whether a stop order should be issued under Section 8(d) of the Securities Act of 1933 with respect to the Company’s Registration Statement on Form S-1, and any supplements and amendments thereto. The Formal Order indicates that the Form S-1 may be deficient in that it may contain untrue statements of material fact or omit to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading concerning, among other things, the Company’s revenue and financial condition. On April 15, 2022, the Company filed an amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The restatement had the cumulative effect of decreasing the Company’s reported revenue for fiscal year 2020 by $102,569 and decreasing the Company’s bad debt expense for the same period by $102,569. There was no effect on the Company’s reported net loss for fiscal year 2020 or on the financial condition of the Company on December 31, 2020. The Company received a subpoena from the SEC on April 25, 2022, requesting all documents and communications concerning the review of C-Bond’s revenue recognition practices for fiscal year 2020. In response, the Company provided the requested information and its Chief Executive Officer provided his testimony regarding this Formal Order in October 2022. The Company also filed a request to withdraw its Registration Statement on Form S-1 (“S-1”) (File No. 333-261472) (the “Registration Statement”), filed by the Company with the Securities and Exchange Commission on December 3, 2021. The S-1 related to shares of common stock underlying certain convertible promissory notes held by selling securityholders. The S-1 was not declared effective and no securities were sold in reliance thereon. The Company and its Chief Executive Officer submitted offers to settle and close the pending SEC investigation, and on May 8, 2024, the SEC filed an administrative proceeding, File No. 3-21932, and agreed to accept the settlement offers and institute an Order. Without admitting or denying the SEC’s findings, C-Bond and its Chief Executive Officer consented to a cease-and-desist order and agreed to pay penalties of $175,000 and $50,000, respectively. The Chief Executive Officer also agreed, pursuant to Section 304 of the Sarbanes-Oxley Act, to reimburse C-Bond for a bonus of $21,961 in cash and 197 preferred shares of stock, which he had received during the time C-Bond’s financial statements were misstated. As of March 31, 2024 and December 31, 2023, based on the settlement offers, the Company has accrued $175,000 of settlement expense association with this matter which is included in accrued expenses on the accompany unaudited consolidated balance sheets. In connection with the settlement offer, in March 2024, the Company deposited $225,000 into escrow, which is reflected in prepaid expenses and other current assets on the accompanying unaudited balance sheet as of March 31, 2024.

On March 8, 2021, a former officer of the Company resigned. Both parties alleged certain claims against the other, including with respect to certain compensation claims. Neither party has filed litigation. The Company intends to vigorously defend itself against any possible claims and assert any relevant claims against the former executive and believes it will prevail. The Board of Directors of the Company have resolved and taken action in February 2024 to cause the forfeiture of equity and deferred compensation owed/outstanding by said officer. Accordingly, on February 8, 2024, the Board of Directors of the Company determined that 120 shares of Series B convertible preferred stock and 5,250,000 shares of the Company’s common stock shall be forfeited (See Note 9). Additionally, on February 8, 2024, the Company reversed accrued compensation that was outstanding to this former officer as of December 31, 2023 of $347,097 and accordingly, during the three months ended March 31, 2024, the Company recorded a gain on debt extinguishment of $347,097.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
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
MARCH 31, 2024
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
MARCH 31, 2024
(UNAUDITED)

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

NOTE 11 – CONCENTRATIONS

Concentrations Of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits. The Company places its cash in banks at levels that, at times, may exceed federally insured limits. On March 31, 2024, the Company had no cash in bank in excess of FDIC insured levels. To reduce its risk associated with the failure of such a financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions. The Company reviews its bank relationships in order to mitigate its risk to ensure that its exposure is limited or reduced to the FDIC protection limits. The Company has not experienced any losses in such accounts through March 31, 2024.

Geographic Concentrations of Sales

During the three months ended March 31, 2024 and 2023, all sales were in the United States.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

Customer Concentrations

For the three months ended March 31, 2024, two customers accounted for approximately 50.0% of total sales (27.9% and 22.1%, respectively). For the three months ended March 31, 2023, two customers accounted for approximately 36.0% of total sales (25.8% and 10.2%, respectively). On March 31, 2024, two customers accounted for 44.0% (33.9% and 10.1%, respectively) of the total accounts receivable balance. On December 31, 2023, two customers accounted for 41.8% (29.5% and 12.3%, respectively) of the total accounts receivable balance.

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

Information with respect to these reportable business segments for the three months ended March 31, 2024 and 2023 was as follows:

	For the Three Months Ended March 31,
	2024	2023
Revenues:
C-Bond	$-	$93,206
Patriot Glass	936,804	422,014
	936,804	515,220
Depreciation and amortization:
C-Bond	-	437
Patriot Glass	11,882	20,413
	11,882	20,850
Interest expense:
C-Bond	-	-
Patriot Glass	8,941	5,143
Other (a)	5,178	194,342
	14,119	199,485
Net income (loss):
C-Bond	99,805	(275,376)
Patriot Glass	47,551	(83,612)
Other (a)	(455,004)	(364,099)
	$(307,648)	$(723,087)

	March 31, 2024	December 31, 2023
Identifiable long-lived tangible assets on March 31, 2024 and December 31, 2023 by segment:
C-Bond	$-	$-
Patriot Glass	159,724	171,606
	$159,724	$171,606

(a)	The Company does not allocate any general and administrative or financing expenses of its holding company activities to its reportable segments, because these activities are managed at the corporate level.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

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

Transaction Price

The Company agrees with its customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances, labor costs, and freight. In the Company’s C-Bond contracts with customers, the Company allocates the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Returns of the Company’s product by its customers are permitted only when the product is not to specification and were not material for the three months ended March 31, 2024 and 2023. Any sales tax, value added tax, and other tax the Company collects concurrently with its revenue-producing activities are excluded from revenue.

Revenue Disaggregation

The Company tracks its revenue by product. The following table summarizes our revenue by product for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
C-Bond Secure multi-purpose and BRS ballistic resistant glass protection systems	$24,976	$5,795
C-Bond Nanoshield solution sales	-	85,588
Window tint installation and sales recognized over time	911,828	422,014
Freight and delivery	-	1,823
Total	$936,804	$515,220

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
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

During the three months ended March 31, 2024 and 2023, in connection with its property operating leases, the Company recorded rent expense of $16,800 and $40,845, respectively, which is expensed during the year and included in general and administrative expenses on the accompanying unaudited consolidated statements of operations.

On March 31, 2024 and December 31, 2023, right-of-use asset (“ROU”) is summarized as follows:

	March 31, 2024	December 31, 2023
Office leases and office equipment right of use assets	$279,162	$279,162
Less: accumulated amortization	(135,352)	(120,678)
Balance of ROU assets	$143,810	$158,484

On March 31, 2024 and December 31, 2023, operating lease liabilities related to the ROU assets are summarized as follows:

	March 31, 2024	December 31, 2023
Lease liabilities related to office leases right of use assets	$143,810	$157,752
Less: current portion of lease liabilities	(61,390)	(60,503)
Lease liabilities – long-term	$82,420	$97,249

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

On March 31, 2024, future minimum base lease payments due under non-cancelable operating leases are as follows:

Twelve months ended March 31,	Amount
2025	$75,078
2026	67,200
2027	22,400
Total minimum non-cancelable operating lease payments	164,678
Less: discount to fair value	(20,868)
Total lease liability on March 31, 2024	$143,810

NOTE 15 – RELATED PARTY TRANSACTIONS

Note Payable - Related Party

On May 2, 2022, the Company entered into a Promissory Note (the “May 2022 Note”) in the principal amount of $250,000 with the Company’s chief executive officer. The May 2022 Note was funded in May 2022 and the Company received net proceeds of $250,000. The May 2022 Note bore interest at a rate of 6% per annum and all outstanding principal and accrued and unpaid interest was due on May 2, 2024. At any time, the Company may prepay all or any portion of the principal amount of the May 2022 Note and any accrued and unpaid interest without penalty. For the three months ended March 31, 2023, interest expense – related party amounted to $3,699. In May 2023, the Company repaid $200,000 of the May 2022 Note. In August 2023, the Company repaid the remaining $50,000 of the May 2022 Note and repaid accrued interest of $15,690. On March 31, 2024 and December 31, 2023, the principal amount due and accrued interest payable - related party amounted to $0.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
(UNAUDITED)

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

In connection with the sale of the C-Bond nanoShield product line, on May 8, 2023, the Company recorded a gain from the sale of the product line of $4,051,709.

NOTE 17 – SUBSEQUENT EVENTS

Common Stock Issued for Conversion of Series C Preferred Stock

On May 1, 2024, the Company issued 6,131,037 shares of its common stock upon the conversion of 200 shares of Series C preferred with a stated redemption value of $20,000. The conversion price was based on contractual terms of the related Series C preferred shares.

Promissory Note

On April 8, 2024, the Company executed a Promissory Note (the “April 2024 Note”) in favor of 1800 Diagonal Lending LLC (the “Investor”) in the aggregate principal amount of $127,963 (the “Principal”), and an accompanying Securities Purchase Agreement (“SPA”). Only in the event of a default, as discussed below, is the April 2024 Note convertible into shares of the Company’s common stock. The Note was funded on April 10, 2024, in the amount of $100,000. A one-time interest charge of 12% (the “Interest Rate”) shall be applied on the issuance date to the Principal. Under the terms of the April 2024 Note, the Company is required to make monthly payments as outlined in the Note, beginning on August 15, 2024. Any amount of principal or interest on the April 2024 Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid (“Default Interest”).

Among other things, an event of default (“Event of Default”) shall occur if the Company fails to pay the principal or interest when due on the Note, whether at maturity, upon acceleration or otherwise. Upon the occurrence of any Event of Default, the April 2024 Note shall become immediately due and payable and the Company shall pay to the Investor, in full satisfaction of its obligations hereunder, an amount equal to 220% times the sum of the then outstanding principal amount of this April 2024 Note plus accrued and unpaid interest on the unpaid principal amount of this April 2024 Note to the date of payment plus Default Interest, if any.

At any time following an Event of Default, the Holder shall have the right, to convert all or any part of the outstanding and unpaid amount of this April 2024 Note into fully paid and non-assessable shares of the Company’s common stock. The conversion price (the “Conversion Price”) shall be the greater of $0.0025 (the “Fixed Conversion Price”) or 65% multiplied by the lowest closing bid price during the 10 trading days prior to the conversion date (representing a discount rate of 35%) (the “Variable Conversion Price”). At no time may the April 2024 Note be converted into shares of our common stock if such conversion would result in the Investor and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of the Company’s common stock.

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

On March 31, 2024, we had cash of $197,863.

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

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, we had a net loss of $307,648 and $723,087 for the three months ended March 31, 2024 and 2023, respectively. Net cash used in operations was $651,236 and $290,971 for the three months ended March 31, 2024 and 2023, respectively. Additionally, as of March 31, 2024, we had an accumulated deficit, shareholders’ deficit, and working capital deficit of $61,183,221, $4,151,924 and $980,944, respectively. On May 8, 2023, we sold our nanoShield product line and received proceeds of $4,042,631. The proceeds were used to repay convertible notes payable, notes payable and related accrued interest. On March 31, 2024, we had cash of $197,863. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of common shares and preferred shares, and from the issuance of promissory notes and convertible promissory notes, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail our operations. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Critical Accounting Estimates

The following discussion and analysis of our consolidated financial condition and consolidated results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited consolidated financial statements require management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management continually evaluates such estimates, including those related to critical estimates for estimates used in the calculation of percentage of completion on uncompleted jobs, assumptions used in assessing impairment of long-term assets, and the fair value of non-cash equity transactions. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the unaudited consolidated financial statements.

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements for the three months ended March 31, 2024 and 2023, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three months ended March 31, 2024 and 2023.

Comparison of Results of Operations for the Three Months ended March 31, 2024 and 2023

Sales

For the three months ended March 31, 2024, sales amounted to $936,804 as compared to $515,220 for the three months ended March 31, 2023, an increase of $421,584, or 81.8%. This increase was attributable to an increase in sales of window tint installation and services of $489,814 to school districts in Texas. The Texas Education Agency (TEA) mandated that each school district and open-enrollment charter school install either entry-resistant film or fencing on ground-floor windows that would allow access, glass doors, and windows adjacent to glass doors. Additionally, we had an increase in sales of $19,181 from the sales of C-Bond Secure multi-purpose and BRS ballistic resistant glass protection systems. These increases were offset by a decrease in sales of our recently sold C-Bond nanoShield solutions product line of approximately $85,588 due to its sale in May 2023, and a decrease in freight and delivery sales of $1,823. protection systems

Cost of Goods Sold

In connection with our C-Bond Solutions segment, cost of goods sold is comprised primarily of the cost of raw materials and finished inventory sold, packaging costs, and warranty costs. In connection with our Patriot Glass segment, cost of goods sold is comprised primarily of cost of raw materials such as film, labor, subcontractor costs, equipment rental, and supplies.

For the three months ended March 31, 2024, cost of sales amounted to $461,929 as compared to $245,360 for the three months ended March 31, 2023, an increase of $216,569, or 88.3%.

Gross Profit

For the three months ended March 31, 2024, gross profit amounted to $474,875, or 50.7% of sales, as compared to $269,860, or 52.4% of sales, for the three months ended March 31, 2023, an increase of $205,015, or 76.0%. Generally, we recognized a higher gross profit percentage on the sale of C-Bond nanoShield and C-Bond ballistic resistant glass protections systems than we do on the sales from Patriot Glass installations and services.

Operating Expenses

For the three months ended March 31, 2024, operating expenses amounted to $1,116,394 as compared to $793,462 for the three months ended March 31, 2023, an increase of $322,932, or 40.7%. For the three months ended March 31, 2024 and 2023, operating expenses consisted of the following:

	Three Months Ended March 31,
	2024	2023
Compensation and related benefits, including stock-based compensation charges of $376,968 and $12,137 for the three months ended March 31, 2024, and 2023, respectively	$779,119	$426,872
Professional fees	141,584	187,690
General and administrative expenses	195,691	178,900

Total	$1,116,394	$793,462

Compensation and related benefits

For the three months ended March 31, 2024, compensation and related benefits increased by $352,247, or 82.5%, as compared to the three months ended March 31, 2023. This increase was primarily due to an increase in stock-based compensation of $364,831, offset by an overall decrease in compensation and related benefits of $12,584.

On January 2, 2024, the Board of Directors of the Company agreed to satisfy $312,000 of accrued compensation owed to its executive officers (collectively, the “Management”) as of December 31, 2023, which was included in accrued compensation on the accompanying consolidated balance sheet. Management agreed to accept 312 shares of the Company’s Series B convertible preferred stock in settlement of this accrued compensation. The conversion feature of the Series B Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series B Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, the Company immediately recorded non-cash stock-based compensation of $281,807 related to the beneficial conversion feature arising from the issuance of Series B Preferred Stock. Additionally, on January 2, 2024, the Board of Directors of the Company agreed to issue 50 shares of the Company’s Series B convertible preferred stock to a director for services rendered. The conversion feature of the Series B Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series B Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, the Company immediately recorded non-cash stock-based compensation of $95,161, which consisted of (i) $50,000 of Series B stated value and (ii) $45,161 related to the beneficial conversion feature arising from the issuance of Series B Preferred Stock.

Professional fees

For the three months ended March 31, 2024, professional fees decreased by $46,106, or 24.6%, as compared to the three months ended March 31, 2023. This decrease was primarily related to a decrease in consulting fees of $61,147, offset by an increase in accounting fees of $6,657, an increase in legal fees of $3,724, and a net increase in other professional fees of $4,660.

General and administrative

For the three months ended March 31, 2024, general and administrative expenses increased by $16,791, or 9.4%, as compared to the three months ended March 31, 2023. The increase are primarily attributable to an increase in bad debt expense of $29,983, an increase in advertising expense of $7,859, and an increase in other selling, general and administrative expenses of $11,962, offset by a decrease in depreciation and amortization of $8,968 and a decrease in rent of $24,045 associated with the sale of the C-Bond Nanoshield product line in May 2023.

Loss from Operations

For the three months ended March 31, 2024 and 2023, loss from operations amounted to $641,519 and $523,602, respectively, an increase of $117,917, or 22.5%.

Other Income (Expenses), net

For the three months ended March 31, 2024, other income (expenses), net amounted to $333,871 as compared to $(199,485) for the three months ended March 31, 2023, a positive change of $533,356, or 267.4%. This change was primarily due to a decrease in interest expense of $185,366 related to a decrease in the amortization of debt discount and a decrease in interest-bearing debt, and an increase in gain on debt extinguishment of $347,990 related to the reversal of previously accrued compensation.

Net Loss

Due to factors discussed above, for the three months ended March 31, 2024 and 2023, net loss amounted to $307,648 and $723,087, respectively. For the three months ended March 31, 2024, net loss attributable to common shareholders, which included dividends accrued on Series B and C preferred stock of $14,349 and the deduction of net income attributable to noncontrolling interests of $9,510, amounted to $331,507, or $(0.00) per common share (basic and diluted). For the three months ended March 31, 2023, net loss attributable to common shareholders, which included dividends accrued on Series B and C preferred stock of $13,687 and the deduction of net loss attributable to noncontrolling interests of $16,722, amounted to $720,052, or $(0.00) per basic and diluted common share.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $197,863 and $736,461 as of March 31, 2024 and December 31, 2023, respectively.

Our primary uses of cash have been for compensation and related benefits, fees paid to third parties for professional services, and general and administrative expenses. Historically, we have received funds from the sales of products, from various financing activities such as from the sale of our common shares, from the sale of preferred shares and from debt financings. Additionally, in May 2023, we received net proceeds from the sale of our nanoShield product line and related technologies of $1,989,755, after the repayment and settlement of notes payable and convertible notes payable. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business,

●	Addition of administrative and sales personnel needed for business growth;

●	The cost of being a public company;

●	Marketing expense for building brand;

●	Capital requirements for production capacity.

●	Working capital requirements to support acquired companies.

As discussed elsewhere, on May 8, 2023, we entered into an Asset Purchase Agreement (the “APA”) with Apex Protect GPS, LLC (the “Buyer”), a Texas limited liability company, whereby we sold our C-Bond nanoShield™ product line, including intangible assets, intellectual property, work in process, furniture, fixtures, equipment, inventory and other physical assets of the Company’s C-Bond nanoShield division (the “Assets”) to the Buyer for a purchase price of $4,000,000 in cash (the “Transaction”). The Transaction closed on May 8, 2023.

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

Recent Fundings

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

On April 8, 2024, we executed a Promissory Note (“the April 2024 Note”) in favor of 1800 Diagonal Lending LLC (the “Investor”) in the aggregate principal amount of $127,963 (the “Principal”), and an accompanying Securities Purchase Agreement (“SPA”). Only in the event of a default, as discussed below, is the April 2024 Note convertible into shares of the Company’s common stock. The Note was funded on April 10, 2024, in the amount of $100,000. A one-time interest charge of 12% (the “Interest Rate”) shall be applied on the issuance date to the Principal. Under the terms of the April 2024 Note, the Company is required to make monthly payments as outlined in the Note, beginning on August 15, 2024. Any amount of principal or interest on the April 2024 Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid (“Default Interest”). Among other things, an event of default (“Event of Default”) shall occur if the Company fails to pay the principal or interest when due on the Note, whether at maturity, upon acceleration or otherwise. Upon the occurrence of any Event of Default, the April 2024 Note shall become immediately due and payable and the Company shall pay to the Investor, in full satisfaction of its obligations hereunder, an amount equal to 220% times the sum of the then outstanding principal amount of this April 2024 Note plus accrued and unpaid interest on the unpaid principal amount of this April 2024 Note to the date of payment plus Default Interest, if any. At any time following an Event of Default, the Holder shall have the right, to convert all or any part of the outstanding and unpaid amount of this April 2024 Note into fully paid and non-assessable shares of the Company’s common stock. The conversion price (the “Conversion Price”) shall be the greater of $0.0025 (the “Fixed Conversion Price”) or 65% multiplied by the lowest closing bid price during the 10 trading days prior to the conversion date (representing a discount rate of 35%) (the “Variable Conversion Price”). At no time may the April 2024 Note be converted into shares of our common stock if such conversion would result in the Investor and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of the Company’s common stock.

Summary

As of March 31, 2024, we determined that there was substantial doubt about our ability to maintain operations as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We will seek to raise capital through additional debt and/or equity financings to fund operations in the future. Although we have historically raised capital from sales of common and preferred shares, from the issuance of notes payable, and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially because of a number of factors. We have based this estimate on assumptions that may prove to be wrong and could utilize our available capital resources sooner than we currently expect. Our capital requirements are difficult to forecast. Please see the section titled “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC for additional risks associated with our capital requirements.

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

Cash Flows

For the three months ended March 31, 2024 and 2023

The following table shows a summary of our cash flows for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(651,236)	$(290,971)
Net cash provided by financing activities	112,638	276,864
Net decrease in cash	(538,598)	(14,107)
Cash - beginning of the period	736,461	97,091
Cash - end of the period	$197,863	$82,984

Net Cash Used in Operating Activities:

Net cash flow used in operating activities was $651,236 for the three months ended March 31, 2024 as compared to net cash flow used in operating activities of $290,971 for the three months ended March 31, 2023, an increase of $360,265.

Net cash flow used in operating activities for the three months ended March 31, 2024 primarily reflected a net loss of $307,648, which was then adjusted for the add-back (deduction) of non-cash items primarily consisting of depreciation and amortization of $24,507, stock-based compensation expense of $376,968, amortization of debt discount of $3,789, non-cash gain on debt extinguishment of $(347,990), and bad debt expense of $29,984, and changes in operating assets and liabilities consisting primarily of an increase in accounts receivable of $113,309, a decrease in inventory of $79,912, an increase in prepaid expenses of $241,180 primarily resulting from the payment of an escrow deposit of $225,000, a decrease in accounts payable of $6,089, a decrease in contract liabilities of $158,949, a decrease in accrued compensation of $32,561, and an increase in accrued expenses of $48,015.

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

Net Cash Provided by Financing Activities:

Net cash provided by financing activities was $112,638 for the three months ended March 31, 2024 as compared to net cash provided by financing activities of $276,864 for the three months ended March 31, 2023.

During the three months ended March 31, 2024, we received net proceeds from notes payable of $174,000. These proceeds were offset by the repayment of notes payable of $16,362 and the repayment of convertible notes payable of $45,000.

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

The following tables summarize our contractual obligations as of March 31, 2024, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-2 years	3-5 years	5 + years
Notes payable	$314,862	$262,415	$40,819	$11,628	$-
Convertible note payable	1,053,091	180,000	873,091	-	-
Interest on notes payable	176,800	176,800	-	-	-
Operating lease gross base rent	164,678	75,078	89,600	-	-
Total	$1,709,431	$694,293	$1,003,510	$11,628	$-

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements during the period presented as defined in the rules and regulations of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2024, our disclosure controls and procedures were not effective.

As reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, our management concluded that our internal control over financial reporting was not effective as of that date because of a material weakness in our internal control over financial reporting. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting: (1) the lack of multiples levels of management review on complex business, accounting and financial reporting issues, and (2) a lack of adequate segregation of duties as a result of our limited financial resources to support hiring of personnel.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 20, 2022, we received an Order Directing Examination and Designating Officers to Take Testimony (a “Formal Order”) from the SEC. The Formal Order authorizes that an examination be made to determine whether a stop order should be issued under Section 8(d) of the Securities Act of 1933 with respect to the Company’s Registration Statement on Form S-1, and any supplements and amendments thereto. The Formal Order indicates that the Form S-1 may be deficient in that it may contain untrue statements of material fact or omit to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading concerning, among other things, the Company’s revenue and financial condition. On April 15, 2022, we filed an amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The restatement had the cumulative effect of decreasing the Company’s reported revenue for fiscal year 2020 by $102,569 and decreasing the Company’s bad debt expense for the same period by $102,569. There was no effect on the Company’s reported net loss for fiscal year 2020 or on the financial condition of the Company on December 31, 2020. The Company received a subpoena from the SEC on April 25, 2022, requesting all documents and communications concerning the review of C-Bond’s revenue recognition practices for fiscal year 2020. In response, the Company provided the requested information and its Chief Executive Officer provided his testimony regarding this Formal Order in October 2022. The Company also filed a request to withdraw its Registration Statement on Form S-1 (“S-1”) (File No. 333-261472) (the “Registration Statement”), filed by the Company with the Securities and Exchange Commission on December 3, 2021. The S-1 related to shares of common stock underlying certain convertible promissory notes held by selling securityholders. The S-1 was not declared effective and no securities were sold in reliance thereon. The Company and our Chief Executive Officer submitted offers to settle and close the pending SEC investigation, and on May 8, 2024, the SEC filed an administrative proceeding, File No. 3-21932, and agreed to accept the settlement offers and institute an Order. Without admitting or denying the SEC’s findings, C-Bond and its Chief Executive Officer consented to a cease-and-desist order and agreed to pay penalties of $175,000 and $50,000, respectively. The Chief Executive Officer also agreed, pursuant to Section 304 of the Sarbanes-Oxley Act, to reimburse C-Bond for a bonus of $21,961 in cash and 197 preferred shares of stock, which he had received during the time C-Bond’s financial statements were misstated. As of March 31, 2024 and December 31, 2023, based on the settlement offers, we have accrued $175,000 of settlement expense association with this matter which is included in accrued expenses on the accompany unaudited consolidated balance sheets. In connection with the settlement offer, in March 2024, we deposited $225,000 into escrow, which is reflected in prepaid expenses and other current assets on the accompanying unaudited balance sheet as of March 31, 2024.

On March 8, 2021, a former officer of the Company resigned. Both parties alleged certain claims against the other, including with respect to certain compensation claims. Neither party has filed litigation. The Company intends to vigorously defend itself against any possible claims and assert any relevant claims against the former executive and believes it will prevail. The Board of Directors of the Company have resolved and taken action in February 2024 to cause the forfeiture of equity and deferred compensation owed/outstanding by said officer. Accordingly, on February 8, 2024, the Board of Directors of the Company determined that 120 shares of Series B convertible preferred stock and 5,250,000 shares of the Company’s common stock shall be forfeited (See Note 9). Additionally, on February 8, 2024, the Company reversed accrued compensation that was outstanding to this former officer as of December 31, 2023 of $347,097 and accordingly, during the three months ended March 31, 2024, the Company recorded a gain on debt extinguishment of $347,097.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	During the three months ended March 31, 2024, the Company issued 11,554,535 shares of its common stock upon the conversion of 400 shares of Series C preferred with a stated redemption value of $40,000. The conversion price was based on contractual terms of the related Series C preferred shares.

The above securities were issued in reliance upon the exemptions provided by Section 4(a)(2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None,

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Earlier this year, we announced that we expected to report revenues for the quarter ended March 31, 2024, of more than $1 million. However, due to inclement weather, consisting of rain and heavy winds, we were delayed on one particular job with an aggregate contract price of $717,000. This job requires us to install window tint on the outside of a multi-floor building. We expected to finish approximately 45% of this job during the three months ended March 31, 2024. However, we only completed approximately 29% of the job, a change in expected revenue of approximately $115,000. We expect to complete this job in the second and third quarter of 2024.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
4.1	Form of Promissory Note, dated March 1, 2024, in favor of Investor (Incorporated by reference to Exhibit 4.1 in Form 8-K as filed on March 7, 2024).
4.2	Form of Promissory Note, dated April 8, 2024, in favor of Investor (Incorporated by reference to Exhibit 4.1 in Form 8-K as filed on April 12, 2024).
10.1	Form of Securities Purchase Agreement, dated March 1, 2024, between C-Bond Systems, Inc. and Investor (Incorporated by reference to Exhibit 10.1 in Form 8-K as filed on March 7, 2024).
10.2	Form of Securities Purchase Agreement, dated April 8, 2024, between C-Bond Systems, Inc. and Investor (Incorporated by reference to Exhibit 10.1 in Form 8-K as filed on April 12, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C-BOND SYSTEMS, INC.

Dated: May 14, 2024	By:	/s/ Scott R. Silverman
Scott R. Silverman
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)