Form 10-Q
period 2024-06-30
C-Bond Systems, Inc
filed 2024-08-19
CIK 1421636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company “, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

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

There were 550,503,623 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding as of August 14, 2024.

C-BOND SYSTEMS, INC.

FORM 10-Q

JUNE 30, 2024

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$196,315	$736,461
Accounts receivable, net	243,369	424,091
Inventory	162,052	181,663
Prepaid expenses and other current assets	107,807	28,503
Due from related party	71,961	-
Contract assets	59,856	2,400
Total Current Assets	841,360	1,373,118

OTHER ASSETS:
Property and equipment, net	147,842	171,606
Right of use asset, net	128,722	158,484
Intangible asset, net	204,163	229,414
Goodwill	350,491	350,491
Total Other Assets	831,218	909,995
TOTAL ASSETS	$1,672,578	$2,283,113

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Convertible note payable - current portion	$180,000	$180,000
Notes payable, net of discount - current portion	474,014	81,908
Accounts payable	798,827	710,222
Accrued expenses	390,258	474,515
Accrued compensation	54,462	717,204
Contract liabilities	148,784	500,720
Lease liabilities, current portion	60,773	60,503
Total Current Liabilities	2,107,118	2,725,072

LONG-TERM LIABILITIES:
Convertible notes payable, net of current portion	828,091	918,091
Notes payable, net of current portion and discount	33,477	42,109
Lease liabilities, net of current portion	67,949	97,249
Total Long-term Liabilities	929,517	1,057,449
Total Liabilities	3,036,635	3,782,521

Commitments and Contingencies (See Note 10)

Series B convertible preferred stock: $0.10 par value, 100,000 shares designated; 1,189 and 1,144 shares issued and outstanding on June 30, 2024 and December 31, 2023, respectively ($1,245,313 redemption and liquidation value on June 30, 2024)	1,245,313	1,203,967

Series C convertible preferred stock: $0.10 par value, 100,000 shares designated; 14,750 and 15,150 shares issued and outstanding on June 30, 2024 and December 31, 2023, respectively ($2,363,855 redemption and liquidation value at June 30, 2024)	1,575,903	1,621,160

SHAREHOLDERS’ DEFICIT:
Preferred stock: $0.10 par value, 2,000,000 shares authorized; 100,000 Series B and 100,000 Series C designated, no shares issued and outstanding	-	-
Common stock: $0.001 par value, 4,998,000,000 shares authorized; 545,253,623 and 532,818,051 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	545,254	532,818
Additional paid-in capital	56,561,018	55,852,477
Accumulated deficit	(61,447,146)	(60,851,714)
Total C-Bond Systems, Inc. shareholders’ deficit	(4,340,874)	(4,466,419)
Noncontrolling interest	155,601	141,884
Total Shareholders’ Deficit	(4,185,273)	(4,324,535)
Total Liabilities and Shareholders’ Deficit	$1,672,578	$2,283,113

See accompanying notes to the unaudited consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
SALES	$863,533	$414,055	$1,800,337	$929,275

COST OF SALES (excluding depreciation expense)	424,959	209,071	886,888	454,431

GROSS PROFIT	438,574	204,984	913,449	474,844

OPERATING EXPENSES:
Compensation and related benefits (including stock-based compensation of $0 and $30,046 for the three months ended June 30, 2024 and 2023, and $376,968 and $42,183 for the six months ended June 30, 2024 and 2023, respectively)	(373,548)	(441,181)	(1,152,667)	(868,053)
Professional fees	(88,030)	(193,263)	(229,614)	(380,953)
General and administrative expenses	(169,357)	(142,404)	(365,048)	(321,304)

Total Operating Expenses	(630,935)	(776,848)	(1,747,329)	(1,570,310)

OTHER OPERATING INCOME:
Gain on sale of product line	-	4,051,709	-	4,051,709

(LOSS) INCOME FROM OPERATIONS	(192,361)	3,479,845	(833,880)	2,956,243

OTHER INCOME (EXPENSES):
Gain on debt extinguishment, net	-	462,581	347,990	462,581
Interest expense	(53,608)	(166,189)	(67,727)	(361,975)
Interest expense - related party	-	(1,964)	-	(5,663)

Total Other Income (Expenses), net	(53,608)	294,428	280,263	94,943

NET (LOSS) INCOME BEFORE NONCONTROLLING INTEREST	(245,969)	3,774,273	(553,617)	3,051,186

Net (income) loss of subsidiary attributable to noncontrolling interest	(4,207)	18,640	(13,717)	35,362
Preferred stock dividend	(13,749)	(13,618)	(28,098)	(27,305)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(263,925)	$3,779,295	$(595,432)	$3,059,243

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.00)	$0.01	$(0.00)	$0.01
Diluted	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	543,165,027	493,056,689	539,431,386	458,283,435
Diluted	543,165,027	2,349,380,186	539,431,386	2,314,606,932

See accompanying notes to the unaudited consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total Shareholders’
	# of Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, December 31, 2023	532,818,051	$532,818	$55,852,477	$(60,851,714)	$141,884	$(4,324,535)

Common stock issued for conversion of Series C preferred stock	11,554,535	11,555	28,445	-	-	40,000
Cancellation of common stock and Series B preferred shares	(5,250,000)	(5,250)	132,890	-	-	127,640
Preferred stock dividends and deemed dividend	-	-	-	(14,349)	-	(14,349)
Beneficial conversion charge for issuance of Series B preferred shares for accrued compensation recorded as stock-based compensation	-	-	326,968	-	-	326,968
Net loss	-	-	-	(317,158)	9,510	(307,648)

Balance, March 31, 2024	539,122,586	539,123	56,340,780	(61,183,221)	151,394	(4,151,924)

Common stock issued for conversion of Series C preferred stock	6,131,037	6,131	13,869	-	-	20,000
Cancellation of Series B preferred shares	-	-	206,369	-	-	206,369
Preferred stock dividends and deemed dividend	-	-	-	(13,749)	-	(13,749)
Net loss	-	-	-	(250,176)	4,207	(245,969)
Balance, June 30, 2024	545,253,623	$545,254	$56,561,018	$(61,447,146)	$155,601	$(4,185,273)

	Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total Shareholders’
	# of Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, December 31, 2022	350,270,172	$350,270	$55,141,503	$(62,693,184)	$150,742	$(7,050,669)

Common stock issued for cash and accrued compensation	54,545,455	54,545	245,455	-	-	300,000
Common stock issued for professional fees	6,666,667	6,667	33,333	-	-	40,000
Common stock issued for accrued compensation	9,636,364	9,636	43,364	-	-	53,000
Common stock issued for conversion of Series C preferred stock	26,585,614	26,586	74,814	-	-	101,400
Preferred stock dividends	-	-	-	(13,687)	-	(13,687)
Accretion of stock-based compensation	-	-	12,137	-	-	12,137
Net loss	-	-	-	(706,365)	(16,722)	(723,087)

Balance, March 31, 2023	447,704,272	447,704	55,550,606	(63,413,236)	134,020	(7,280,906)

Common stock issued for professional fees	6,500,000	6,500	32,950	-	-	39,450
Common stock issued for compensation	2,500,000	2,500	23,500	-	-	26,000
Common stock issued for conversion of Series C preferred stock	23,157,922	23,158	59,442	-	-	82,600
Common stock issued for conversion of debt, accrued interest and fees	43,371,481	43,372	157,017	-	-	200,389
Preferred stock dividends	-	-	-	(13,618)	-	(13,618)
Accretion of stock-based compensation	-	-	4,046	-	-	4,046
Net income	-	-	-	3,792,913	(18,640)	3,774,273
Balance, June 30, 2023	523,233,675	$523,234	$55,827,561	$(59,633,941)	$115,380	$(3,167,766)

See accompanying notes to the unaudited consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(553,617)	$3,051,186
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	49,015	41,395
Amortization of debt discount to interest expense	22,459	95,922
Interest expense for put premium on convertible notes	-	29,212
Non-cash interest expense from fees on debt conversion	-	2,250
Stock-based compensation	376,968	42,183
Stock-based professional fees	-	97,817
Non-cash gain on debt extinguishment	(347,990)	(462,581)
Gain from sale of nanoShield product line	-	(4,051,709)
Lease costs	732	660
Non-cash compensation claw back	(21,961)	-
Bad debt expense	25,833	-
Change in operating assets and liabilities:
Accounts receivable	154,889	188,934
Inventory	19,611	(51,196)
Prepaid expenses and other assets	(79,304)	(15,434)
Contract assets	(57,456)	(52,487)
Due from related party	(50,000)	-
Accounts payable	88,605	(50,027)
Accrued expenses	(84,257)	8,040
Accrued interest - related party	-	5,663
Accrued compensation	(3,645)	49,812
Contract liabilities	(351,936)	157,363

NET CASH USED IN OPERATING ACTIVITIES	(812,054)	(912,997)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of nanoShield product line	-	4,042,631

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	4,042,631

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	275,000
Proceeds from notes payable	405,550	175,000
Repayment of notes payable	(43,642)	(1,792,448)
Repayment of note payable - related party	-	(200,000)
Proceeds from convertible notes payable	-	50,000
Repayment of convertible notes payable	(90,000)	(222,750)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	271,908	(1,715,198)

NET (DECREASE) INCREASE IN CASH	(540,146)	1,414,436

CASH, beginning of period	736,461	97,091

CASH, end of period	$196,315	$1,511,527

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$26,561	$199,122
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as prepaid for services	$-	$79,450
Common stock issued for accrued compensation	$-	$78,000
Series B preferred stock issued for accrued compensation	$312,000	$144,000
Preferred stock dividend accrued	$28,098	$27,305
Conversion of Series C preferred stock to common stock	$60,000	$184,000
Conversion of notes payable to common stock	$-	$194,000
Reclassification of Series B preferred stock to additional paid-in capital	$334,009	$-

See accompanying notes to the unaudited consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024
(UNAUDITED)

NOTE 1 – NATURE OF ORGANIZATION

Nature of Organization

C-Bond Systems, Inc., together with its subsidiaries (the “Company”), is a materials development company and owner and developer of the patented C-Bond technology. The Company is engaged in the implementation of proprietary nanotechnology applications and processes to enhance properties of strength, functionality, and sustainability of brittle material systems. The Company’s primary focus is in the multi-billion-dollar glass and window film industry with target markets in the United States and internationally. Prior to May 8, 2023, the Company operated in two segments: C-Bond Transportation Solutions and Patriot Glass Solutions. C-Bond Transportation Solutions sold a windshield strengthening, water repellent solution called C-Bond nanoShield™. Since May 8, 2023, the date that the nanoShieldTM product line and related technologies were sold (see Note 16), the Company has operated in one segment. Patriot Glass Solutions sells multi-purpose glass strengthening primer and window film mounting solutions, including C-Bond BRS, a ballistic-resistant film system, and C-Bond Secure, a forced entry-resistant system.

On June 30, 2021, the Company entered into a Share Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”) with (i) Patriot Glass Solutions, LLC (formerly Mobile Tint LLC), a Texas limited liability company doing business as A1 Glass Coating (“Patriot Glass”), (ii) the sole member of Patriot Glass (the “Patriot Glass Shareholder”), and (iii) Michael Wanke as the Representative of the Patriot Glass Shareholder. Pursuant to the Exchange Agreement, on July 22, 2021, the Company acquired 80% of Patriot Glass’s units (the “Patriot Glass Shares”). The Patriot Glass Shares were exchanged for 28,021,016 restricted shares of the Company’s common stock in an amount equal to $800,000, divided by the average of the closing prices of the Company’s common stock during the 30-day period immediately prior to the closing. On September 20, 2023, the Company and the Patriot Glass Shareholder entered into amendment #2 to the Exchange Agreement (the Exchange Agreement as amended, or the “Amended Exchange Agreement”). Pursuant to the Amended Exchange Agreement, the Company shall have the option (the “Option”), beginning on July 1, 2025 (the “Option Start Date”) and ending at 5:00 P.M. EST on the date that is 30 calendar days after the Option Start Date (the “Option Period”), to acquire the remaining 20% of Patriot Glass Units (the “Additional Units”), representing 20% of Patriot Glass’s issued and outstanding membership interests, collectively (the “Additional Closing”) (See Note 10). Patriot Glass provides quality window tint solutions for auto, home, and business owners across Texas, specializing in automotive window tinting, residential window film, and commercial window film that stop harmful UV rays from passing through its window films for reduced glare, comfortable temperatures, and lower energy bills. Patriot Glass also carries products that offer forced-entry protection and films that protect glass from scratches, graffiti, other types of vandalism, and even bullets, including C-Bond BRS and C-Bond Secure products. As part of the transaction, Patriot Glass’s owner-operator, Mr. Wanke, joined the Company as President of Patriot Glass. On November 29, 2023, the name of Mobile Tint LLC was changed to Patriot Glass Solutions, LLC.

On May 8, 2023, the Company entered into an Asset Purchase Agreement (“APA”) with Apex Protect GPS, LLC (the “Buyer”), whereby the Company sold its C-Bond nanoShield™ product line, including intangible assets, intellectual property, work in process, furniture, fixtures, equipment, inventory and other physical assets of the Company’s C-Bond nanoShieldTM division (the “Assets”) to the Buyer. Accordingly, the Company assigned, transferred and delivered to the Buyer, free and clear of all liens, all of the Assets. Following the Closing, the Parties entered into an Assignment and Agreement to Re-Execute (“Assignment”) on June 15, 2023, by and among the Company (“Seller”); Apex Protect GPS, LLC, (“Assignor”) and CB Nanoshield, LLC, (“Assignee”), whereby the Assignor assigned all its right to the (i) APA; (ii) Bill of Sale (iii) IP Agreements; and (iv) and any memorandums, schedules and exhibits related to the foregoing to Assignee. The Seller and Assignee also entered into a Lease and Assignment and Assumption Agreement on June 15, 2023 (the “Assignment Agreement”), wherein the Seller assigned to Assignee, and Assignee took assignment from the Seller, of the lease for the premises located at 6035 South Loop East, Houston, Texas 77033 (the “Lease”) pursuant to the Assignment Agreement (See Note 16).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s unaudited consolidated financial statements include the financial statements of its wholly owned subsidiary, C-Bond Systems, LLC, and its 80% owned subsidiary, Patriot Glass. All significant intercompany accounts and transactions have been eliminated in consolidation.

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024
(UNAUDITED)

Certain information and note disclosure normally included in consolidated financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the year ended December 31, 2023 of the Company which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024.

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $553,617 for the six months ended June 30, 2024. Net cash used in operations was $812,054 and $912,997 for the six months ended June 30, 2024 and 2023, respectively. Additionally, as of June 30, 2024, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $61,447,146, $4,185,273 and $1,265,758, respectively. On June 30, 2024, the Company had cash of $196,315. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares and preferred shares, and from the issuance of promissory notes and convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates during the six months ended June 30, 2024 and 2023 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete or slow moving inventory, estimates used in the calculation of progress towards completion on uncompleted jobs, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the estimate of the fair value lease liability and related right of use asset, the valuation of redeemable and mandatorily redeemable preferred stock, the value of beneficial conversion features and deemed dividends, the valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions.

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

Cash and Cash Equivalents

For the purposes of the unaudited consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company had no cash equivalents as of June 30, 2024 and December 31, 2023.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024
(UNAUDITED)

Accounts Receivable

The Company recognizes an allowance for losses on accounts receivable and notes receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical bad debt experience, current receivables aging and expected future write-offs, as well as an assessment of specific identifiable customer accounts and notes receivable considered at risk or uncollectible. On January 1, 2023, the Company adopted ASC 326, “Financial Instruments - Credit Losses”. In accordance with ASC 326, an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make the required payments (current expected losses). The amount of the allowance is determined principally based on past collection experience and known financial factors regarding specific customers. The expense associated with the allowance for doubtful accounts on accounts receivable is recognized in general and administrative expenses.

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

Goodwill is not subject to amortization but is subject to impairment tests at least annually. The Company reviews the carrying amounts of goodwill by reporting unit at least annually, or when indicators of impairment are present, to determine if goodwill may be impaired. To evaluate goodwill impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. The Company would not be required to quantitatively determine the fair value of goodwill unless it determines, based on the qualitative assessment there are indicators of impairment. Under the quantitative test of goodwill, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. If the carrying value exceeds the fair value, then the goodwill is impaired by the excess amount. The Company performs its annual testing for goodwill during the fourth quarter of each fiscal year or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024
(UNAUDITED)

Warranty Liability

The Company provides limited warranties on its products for product defects for periods ranging from 12 months to the life of the product. Warranty costs may include the cost of product replacement, refunds, labor costs and other costs. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 12 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying unaudited consolidated balance sheets and amounted to $1,000 on June 30, 2024 and December 31, 2023, respectively. During the six months ended June 30, 2024 and 2023, warranty costs were de minimis.

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

The Company sells its products, which include standard warranties, primarily to distributors and authorized dealers. Product sales are recognized at a point in time when the product is shipped to the customer and the title is transferred and is recorded net of any discounts or allowances. The warranty does not represent a separate performance obligation.

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

Shipping and Handling Costs

Shipping and handling costs incurred for product shipped to customers are included in general and administrative expenses and amounted to $10,272 and $5,577 for the six months ended June 30, 2024 and 2023, respectively. Shipping and handling costs charged to customers are included in sales.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024
(UNAUDITED)

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and includes costs such as labor, materials, and other allocated costs incurred. For the six months ended June 30, 2024 and 2023, research and development costs incurred in the development of the Company’s products were $0.

Advertising Costs

The Company may participate in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the six months ended June 30, 2024 and 2023, advertising costs charged to operations were $38,874 and $10,986, respectively, and are included in general and administrative expenses on the accompanying unaudited consolidated statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which shall been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2024 and December 31, 2023, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2018. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of June 30, 2024 and December 31, 2023.

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

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. The Company does not have any finance leases as of June 30, 2024 and December 31, 2023. The Company’s leases generally have terms that range from three to four years for property and equipment and five years for property. The Company elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024
(UNAUDITED)

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

The following table presents a reconciliation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income per common share - basic:
Net (loss) income attributable to common shareholders	$(263,925)	$3,779,295	$(595,432)	$3,059,243
Weighted average common shares outstanding – basic	543,165,027	493,056,689	539,431,386	458,283,435
Net (loss) income per common share – basic	$(0.00)	$0.01	$(0.00)	$0.01

Net (loss) income per common share - diluted:
Net (loss) income attributable to common shareholders - basic	$(263,925)	$3,779,295	$(595,432)	$3,059,243
Add: preferred stock dividends	-	13,618	-	27,305
Add: interest of convertible debt	-	52,618	-	102,639
Numerator for (loss) income per common share – diluted	$(263,925)	$3,845,531	$(595,432)	$3,189,187

Weighted average common shares outstanding – basic	543,165,027	493,056,689	539,431,386	458,283,435
Add: dilutive shares related to:
Convertible debt	-	1,145,833,333	-	1,145,833,333
Series B preferred	-	324,240,164	-	324,240,164
Series C preferred	-	386,250,000	-	386,250,000
Weighted average common shares outstanding – diluted	543,165,027	2,349,380,186	539,431,386	2,314,606,932
Net (loss) income per common share – diluted	$(0.00)	$0.00	$(0.00)	$0.00

For the three and six months ended June 30, 2023, stock options and warrants were excluded from the computation of diluted common shares outstanding as they would have an anti-dilutive impact on the Company’s net income. For the three and six months ended June 30, 2024, all potentially dilutive common shares were excluded from the computation of diluted common shares outstanding as they would have an anti-dilutive impact on the Company’s net losses. As of June 30, 2024 and 2023, common share equivalents and potentially dilutive securities consisted of the following:

	June 30,
	2024	2023
Stock options	7,345,698	8,445,698
Warrants	33,400,000	34,000,000
Series B preferred stock	357,819,360	324,240,164
Series C preferred stock	450,258,000	386,250,000
Convertible debt	1,220,101,111	1,145,833,333
	2,068,924,169	1,898,769,195

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024
(UNAUDITED)

Segment Reporting

Prior to May 8, 2023, the Company operated in two reportable business segments which consisted of (1) the manufacture and sale of a windshield strengthening water repellent solution as well as disinfection products, and the sale of multi-purpose glass strengthening primer and window film mounting solutions, including ballistic-resistant film systems and a forced entry system, and (2) the distribution and installation of window film solutions. The Company’s reportable segments were strategic business units that offered different products and were managed separately based on the fundamental differences in their operations and locations. On May 8, 2023, the Company sold its C-Bond nanoShield™ product line and the remaining segment (1) as described above was combined into segment (2) and is now being managed together (see Note 16).

Noncontrolling Interest

The Company accounts for noncontrolling interest in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ deficit on the unaudited consolidated balance sheets and the consolidated net loss attributable to its noncontrolling interest be clearly identified and presented on the face of the unaudited consolidated statements of operations.

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

NOTE 3 – ACCOUNTS RECEIVABLE

On June 30, 2024 and December 31, 2023, accounts receivable consisted of the following:

	June 30, 2024	December 31, 2023
Accounts receivable	$304,525	$459,414
Less: allowance for doubtful accounts	(61,156)	(35,323)
Accounts receivable, net	$243,369	$424,091

For the six months ended June 30, 2024 and 2023, bad debt expense amounted to $23,094 (net of bad debt recovery of $2,739) and $0, respectively.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024
(UNAUDITED)

NOTE 4 – INVENTORY

On June 30, 2024 and December 31, 2023, inventory consisted of the following:

	June 30, 2024	December 31, 2023
Finished goods	$162,052	$181,663
Total Inventory	$162,052	$181,663

For the six months ended June 30, 2024 and 2023, the Company did not record any allowance for slow moving inventory.

NOTE 5 – PROPERTY AND EQUIPMENT

On June 30, 2024 and December 31, 2023, property and equipment consisted of the following:

	Useful Life	June 30, 2024	December 31, 2023
Machinery and equipment	5 – 7 years	$73,411	$73,411
Furniture and office equipment	3 – 7 years	2,061	2,061
Vehicles	1 – 5 years	68,050	68,050
Leasehold improvements	3 – 5 years	110,645	110,645
		254,167	254,167
Less: accumulated depreciation		(106,325)	(82,561)
Property and equipment, net		$147,842	$171,606

For the six months ended June 30, 2024 and 2023, depreciation expense was included in general and administrative expenses and amounted to $23,764 and $16,143, respectively.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

On June 30, 2024 and December 31, 2023, intangible assets and goodwill, which were acquired from Patriot Glass in 2021, consisted of the following:

	Useful life	June 30, 2024	December 31, 2023
Customer relations	5 years	$212,516	$212,516
Non-compete	5 years	40,000	40,000
Trade name (non-amortizable)	-	100,000	100,000
		352,516	352,516
Less: accumulated amortization		(148,353)	(123,102)
Intangible assets, net		$204,163	$229,414

	Useful life	June 30, 2024	December 31, 2023
Goodwill	-	$350,491	$350,491

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024
(UNAUDITED)

For the six months ended June 30, 2024 and 2023, amortization expense of amortizable intangible assets amounted to $25,251 and $25,252, respectively. On June 30, 2024, accumulated amortization amounted to $124,853 and $23,500 for the customer relations and non-compete, respectively. On December 31, 2023, accumulated amortization amounted to $103,602 and $19,500 for the customer relations and non-compete, respectively.

Amortization of intangible assets with identifiable useful lives that is attributable to future periods is as follows:

Twelve months ending June 30:	Amount
2025	$50,503
2026	50,503
2027	3,157
Total	$104,163

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

JUNE 30, 2024
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

As of June 30, 2024 and December 31, 2023, the principal balance of the New Note was $1,008,091 and $1,098,091, respectively. Additionally, as of June 30, 2024 and December 31, 2023, accrued interest payable amounted to $176,184 and $176,184, respectively, which is reflected in accrued expenses on the accompanying unaudited consolidated statements of operations. Under the terms of the Agreement, $176,184 of accrued interest is subject to forgiveness if the Company complies with the terms of the Agreement. As of the date of this report, the Company has made all required payments.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024
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

1800 Diagonal Lending Convertible Debt

On November 9, 2022, the Company closed a Securities Purchase Agreement dated November 4, 2022, with 1800 DIAGONAL LENDING LLC (“Diagonal”), pursuant to which a Promissory Note (the “November 2022 Diagonal Note”) dated November 4, 2022, was made to Diagonal in the aggregate principal amount of $104,250 and the Company received net proceeds of $100,000 which was net of fees of $4,250. The November 2022 Diagonal Note bore interest at a rate of 12% per annum and all outstanding principal and accrued and unpaid interest was due on May 4, 2024. In May 2023, the November 2022 Diagonal Note and any interest due was repaid in full (See Note 16).

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

For the six months ended June 30, 2024 and 2023, amortization of debt discounts related to the convertible notes payable amounted to $0 and $2,627, respectively, which has been included in interest expense on the accompanying unaudited consolidated statements of operations.

On June 30, 2024 and December 31, 2023, accrued interest payable under all outstanding convertible notes discussed above amounted to $176,184 and $176,184, respectively, and was included in accrued expenses on the accompanying unaudited consolidated balance sheets.

On June 30, 2024 and December 31, 2023, convertible notes payable consisted of the following:

	June 30, 2024	December 31, 2023
Convertible note payable	$1,008,091	$1,098,091
Convertible note payable, net	1,008,091	1,098,091
Less: current portion of convertible note payable	(180,000)	(180,000)
Convertible note payable – long-term	$828,091	$918,091

On June 30, 2024, future annual maturities of convertible note payable are as follows:

June 30,	Amount
2025	$180,000
2026	180,000
2027	648,091
Total convertible note payable on June 30, 2024	$1,008,091

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024
(UNAUDITED)

NOTE 8 – NOTES PAYABLE

On June 30, 2024 and December 31, 2023, notes payable consisted of the following:

	June 30, 2024	December 31, 2023
Notes payable	$553,469	$105,958
Note payable – PPP note	13,864	18,823
Total notes payable	567,333	124,781
Less: unamortized debt discount	(59,842)	(764)
Note payable, net	507,491	124,017
Less: current portion of notes payable, net of discount	(474,014)	(81,908)
Notes payable – long-term	$33,477	$42,109

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

On June 30, 2024 and December 31, 2023, the principal amount due and accrued interest payable under this Note amounted to $0.

Mercer Street Global Opportunity Fund Notes

On March 14, 2022, the Company entered into an Original Issue Discount Promissory Note and Security Agreement (the “March 2022 Note”) in the principal amount of $197,500 with Mercer Street Global Opportunity Fund, LLC (the “Investor”). The March 2022 Note was funded on March 14, 2022 and the Company received net proceeds of $175,000 which is net of an original issue discount and investor legal fees of $22,500. The original issue discount was recorded as a debt discount to be amortized over the life of the March 2022 note. On June 30, 2024 and December 31, 2023, the principal balance due and accrued interest payable on the March 2022 Note amounted to $0. In May 2023, the March 2022 Note and all accrued interest due was paid in full (See Note 16).

On November 22, 2022, the Company entered into a Promissory Note and Security Agreement (the “November 2022 Note”) with a principal amount of $65,000 with the Investor. The November 2022 Note was funded on November 22, 2022 and the Company received net proceeds of $62,500 which is net of Investor legal fees of $2,500. The legal fees were recorded as a debt discount to be amortized over the life of the November 2022 note. The November 2022 Note was to mature on August 22, 2023 and bore interest at a rate of 8% per annum. On June 30, 2024 and December 31, 2023, the principal balance due and accrued interest payable on the November 2022 Note amounted to $0. In May 2023, the November 2022 Note and all accrued interest due was paid in full and the Company recorded a gain on debt extinguishment of approximately $18,900 (See Note 16).

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024
(UNAUDITED)

GS Capital Debt

On June 23, 2022, the Company entered into a Securities Purchase Agreement (“Agreement”) with GS Capital Partners, LLC (“GS Capital”), pursuant to which a Promissory Note (the “GS Capital June 2022 Note”) was made to GS Capital in the aggregate principal amount of $195,000. The GS Capital June 2022 Note was purchased for $176,000, reflecting an original issuance discount of $19,000, and was funded on June 24, 2022 (less legal and other administrative fees). The Company received net proceeds of $148,420. In 2022, the Company issued GS Capital a total of 1,750,000 commitment shares (“Commitment Shares”) as additional consideration for the purchase of this Note. Through December 31, 2022, the Company paid $53,512 of principal balance and during the year ended December 31, 2023, paid principal balance of $79,488. During April and May 2023, the Company issued 21,371,481 shares of its common stock upon the conversion of the remaining principal amount of $62,000, accrued interest of $4,139, and fees of $2,250 (See Note 9). On June 30, 2024 and December 31, 2023, the principal balance due on the GS Capital Note and accrued interest payable amounted to $0 (See Note 16).

On July 26, 2022, the Company closed a Securities Purchase Agreement (“July 2022 Agreement”) with GS Capital, pursuant to which a Promissory Note (“GS Capital July 2022 Note”) was made to GS Capital in the aggregate principal amount of $195,000. The GS Capital July 2022 Note was purchased for $176,000, reflecting an original issuance discount of $19,000, and was funded on July 28, 2022 (less legal and other administrative fees). The Company received net proceeds of $158,920. In 2022, the Company issued GS Capital a total of 2,600,000 commitment shares (“July 2022 Commitment Shares”) as additional consideration for the purchase of the July 2022 Note. In addition, in 2022, the Company issued 998,008 of its common stock to the placement agent as a fee for the capital raise, respectively. The July Commitment Shares and the placement agent shares were recorded as a debt discount of $34,606 based on the relative fair value method to be amortized over the life of the Note. Principal and interest payments were payable in 10 installments of $21,060 each beginning on the 90th-day anniversary following the issue date and continuing thereafter each 30 days for nine months. The GS Capital July 2022 Note was to mature 12 months after issuance and bore interest at a rate of 8% per annum. On December 15, 2022, the Company and GS Capital entered into a letter agreement to extend the due date of the GS Capital July 2022 note by 60 days. Specifically, the maturity date of the GS Capital July 2022 note was extended to September 26, 2023 and the next payment due date was extended to February 28, 2023. Through December 31, 2022, the Company paid $34,120 of principal balance and in May 2023, the Company paid the remaining principal balance of $160,880 and all accrued interest due in full (See Note 16). On June 30, 2024 and December 31, 2023, the principal balance due on the GS Capital July 2022 Note and accrued interest payable amounted to $0.

On September 6, 2022, the Company closed a Securities Purchase Agreement (“September 2022 Agreement”) with GS Capital, pursuant to which a Promissory Note (“September 2022 Note”) was made to GS Capital in the aggregate principal amount of $195,000. The September 2022 Note was purchased for $176,000, reflecting an original issuance discount of $19,000, and was funded on September 6, 2022 (less legal and other administrative fees). The Company received net proceeds of $158,920. In 2022, the Company issued GS Capital a total of 3,300,000 commitment shares (“September 2022 Commitment Shares”) as additional consideration for the purchase of the September 2022 Note. In addition, in 2022, the Company issued 773,626 of its common stock to the placement agent as fee for the capital raise, respectively. The September Commitment Shares and the placement agent shares were recorded as a debt discount of $30,326 based on the relative fair value method to be amortized over the life of the Note. Principal and interest payments were payable in 9 installments of $23,400 each beginning on the 120th-day anniversary following the issue date and continuing thereafter each 30 days for eight months. The September 2022 Note was to mature 12 months after issuance and bore interest at a rate of 8% per annum. In the event that following the Issue Date the closing trading price of the Company’s common stock was then being traded below $0.009 per share for more than ten consecutive trading days, then the conversion price shall be equal to $0.0032 per share. On December 15, 2022, the Company and GS Capital entered into a letter agreement to extend the due date of the GS Capital September 2022 note by 60 days. Specifically, the maturity date of the GS Capital September 2022 note was extended to November 6, 2023 and the next payment due date was extended to March 6, 2023. In May 2023, the GS Capital September 2022 Note and all accrued interest due was paid in full (See Note 16). On June 30, 2024 and December 31, 2023, the principal balance due on the GS Capital September 2022 Note and accrued interest payable amounted to $0.

In May 2023, the GS Capital June 2022 Note, the GS Capital July 2022 Note, and the September 2022 Note were paid in full without any default penalty and the Company recorded a gain on debt extinguishment of approximately $25,400 (see Note 16).

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024
(UNAUDITED)

1800 Diagonal Lending Note Payable - March 2024

On March 1, 2024, the Company executed a Promissory Note (the “Note”) in favor of Diagonal in the aggregate principal amount of $157,000 (the “Principal”), and an accompanying Securities Purchase Agreement (“SPA”). Only in the event of a default, as discussed below, is the Note convertible into shares of the Company’s common stock. The Note was funded on March 4, 2024, in the amount of $125,000, which is net of an original issue discount of $13,000 and a one-time interest charge at 12% (the “Interest Rate”) of approximately $19,000 was applied on the issuance date to the Principal. Under the terms of the Note, the Company is required to make monthly payments as outlined in the Note, beginning on August 30, 2024 and the Note matures on December 30, 2024. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid (“Default Interest”). Monthly payments of principal and interest was as follows:

Payment Date:	Amount
August 30, 2024	$87,920
September 30, 2024	21,980
October 30, 2024	21,980
November 30, 2024	21,980
December 30, 2024	21,980
Total	$175,840

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

On June 30, 2024 and December 31, 2023, the principal balance due on the March 2024 Note amounted to $157,000 and $0, respectively.

On August 15, 2024, The Company and Diagonal amended this Note to change the payment schedule and change the conversion terms (See Note 17).

1800 Diagonal Lending Note Payable – April 2024

On April 8, 2024, the Company executed a Promissory Note (the “April 2024 Note”) in favor of Diagonal in the aggregate principal amount of $127,693 (the “Principal”), and an accompanying Securities Purchase Agreement (“SPA”). Only in the event of a default, as discussed below, is the April 2024 Note convertible into shares of the Company’s common stock. The Note was funded on April 10, 2024, in the amount of $100,000. A one-time interest charge of 12% (the “Interest Rate”) shall be applied on the issuance date to the Principal. Under the terms of the April 2024 Note, the Company is required to make monthly payments as outlined in the Note, beginning on August 15, 2024. Any amount of principal or interest on the April 2024 Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid (“Default Interest”).

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

Monthly payments of principal and interest on the April 2024 Note was as follows:

Payment Date:	Amount
August 15, 2024	$85,810
September 15, 2024 through February 15, 2025 (6 monthly payments)	57,206
Total	$143,016

On June 30, 2024 and December 31, 2023, the principal balance due on the April 2024 Note amounted to $127,693 and $0, respectively.

On August 15, 2024, the Company and Diagonal amended the April 2024 Note to change the payment schedule and change the conversion terms (See Note 17).

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024
(UNAUDITED)

1800 Diagonal Lending Note Payable – June 2024

On June 5, 2024, the Company executed a Promissory Note (the “June 2024 Note”) in favor of Diagonal in the aggregate principal amount of $67,500 (the “Principal”), and an accompanying Securities Purchase Agreement (“SPA”). Only in the event of a default, as discussed below, is the June 2024 Note convertible into shares of the Company’s common stock. The Note was funded on June 5, 2024, in the amount of $50,000, net of original issue discount and fees of $17,500. Under the terms of the June 2024 Note, the Company is required to make nine monthly payments of principal and interest of $8,775 beginning on July 15, 2024. Any amount of principal or interest on the April 2024 Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid (“Default Interest”).

Among other things, an event of default (“Event of Default”) shall occur if the Company fails to pay the principal or interest when due on the Note, whether at maturity, upon acceleration or otherwise. Upon the occurrence of any Event of Default, the June 2024 Note shall become immediately due and payable and the Company shall pay to the Investor, in full satisfaction of its obligations hereunder, an amount equal to 220% times the sum of the then outstanding principal amount of this June 2024 Note plus accrued and unpaid interest on the unpaid principal amount of this June 2024 Note to the date of payment plus Default Interest, if any.

At any time following an Event of Default, the Holder shall have the right, to convert all or any part of the outstanding and unpaid amount of this June 2024 Note into fully paid and non-assessable shares of the Company’s common stock. The conversion price (the “Conversion Price”) shall be the greater of $0.0025 (the “Fixed Conversion Price”) or 65% multiplied by the lowest closing bid price during the 10 trading days prior to the conversion date (representing a discount rate of 35%) (the “Variable Conversion Price”). At no time may the June 2024 Note be converted into shares of our common stock if such conversion would result in the Investor and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of the Company’s common stock.

On June 30, 2024 and December 31, 2023, the principal balance due on the June 2024 Note amounted to $67,500 and $0, respectively.

On August 15, 2024, the Company and Diagonal amended the June 2024 Note to change the conversion terms (See Note 17).

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

On July 22, 2021, in connection with the acquisition of Patriot Glass, the Company’s subsidiary, Patriot Glass, assumed vehicle and equipment loans in the amount of $95,013. These loans bear interest at rates ranging from 6.79% to 8.24% and are payable monthly through April 2025. On June 30, 2024 and December 31, 2023, notes payable related to these vehicle and equipment loans amounted to $5,526 and $8,250, respectively.

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

During the year ended December 31, 2023, in connection with the acquisition of a vehicle and an air conditioner unit, the Company’s subsidiary, Patriot Glass, entered into three vehicle and equipment loans in the amount of $117,721. These loans bear interest at rates ranging from 10.0% to 35.1% and are payable monthly through September 2028. On June 30, 2024 and December 31, 2023, notes payable related to the vehicle and equipment loans amounted to $71,006 and $97,708, respectively. The net book value on June 30, 2024 relating to the collateralized assets was $98,573.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024
(UNAUDITED)

On February 21, 2024, the Company’s subsidiary, Patriot Glass, entered into a Promissory Note (the “February 2024 Note”) with a lender in the principal amount of $50,000 and received net proceeds of $49,000, net of original issue discount of $1,000, which was reflected as a debt discount to be amortized into interest expense over the term of the note. The February 2024 Note bears interest at an effective rate of 33.4% per annum and all outstanding principal and accrued and unpaid interest is due on August 21, 2025. On June 30, 2024, the principal amount due on the February 2024 Note is $40,920.

On June 17, 2024, the Company’s subsidiary, Patriot Glass, entered into a Merchant Loan (the “June 2024 Merchant Loan”) with a lender in the principal amount of $85,000 and received net proceeds of $81,550, net of fees of $3,450, which was reflected as a debt discount to be amortized into interest expense over the term of the note. The June 2024 Merchant Loan requires a weekly payment of principal and interest of $2,988 through March 19, 2025 for an effective interest rate of 85.9%. On June 30, 2024, the principal amount due on the June 2024 Merchant Loan is $83,824.

For the six months ended June 30, 2024 and 2023, amortization of debt discounts related to all the above notes payable amounted to $22,459 and $93,295, respectively, which has been included in interest expense on the accompanying unaudited consolidated statements of operations.

PPP Loan

On April 28, 2020, the Company entered into a Paycheck Protection Program Promissory Note (the “PPP Note”) with respect to a loan of $156,200 (the “PPP Loan”) from Comerica Bank. The PPP Loan was obtained pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES act”) administered by the U.S. Small Business Administration (“SBA”). The PPP Loan matured on April 28, 2022 and bears interest at a rate of 1.00% per annum. The PPP Loan was payable in 18 equal monthly payments of approximately $8,900 commencing November 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Company applied for forgiveness of its PPP Loan, and on November 4, 2021, the Company was notified that the Small Business Administration forgave $95,000 of the principal loan amount and $1,442 of interest. On February 29, 2029, the Company entered into a payment plan arrangement with the SBA and agreed to pay the remaining balance of $17,824 by making 17 monthly payments of $990 and a final payment of $994. On June 30, 2024 and December 31, 2023, the principal amount due under the PPP Loan amounted to $13,864 and $18,823, respectively. As of June 30, 2024 and December 31, 2023, accrued interest payable amounted to $0 and $358, respectively.

On June 30, 2024, future annual maturities of notes payable are as follows:

June 30,	Amount
2025	$533,856
2026	16,654
2027	7,013
2028	7,751
2029	2,059
Total notes payable on June 30, 2024	$567,333

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

JUNE 30, 2024
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

JUNE 30, 2024
(UNAUDITED)

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

On January 2, 2024, the Board of Directors of the Company agreed to satisfy $312,000 of accrued compensation owed to its executive officers (collectively, the “Management”) as of December 31, 2023, which was included in accrued compensation on the accompanying unaudited consolidated balance sheet. Management agreed to accept 312 shares of the Company’s Series B convertible preferred stock in settlement of this accrued compensation. The conversion feature of the Series B Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series B Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, the Company immediately recorded non-cash stock-based compensation of $281,807 related to the beneficial conversion feature arising from the issuance of Series B Preferred Stock. The beneficial conversion feature amount of $281,807 was determined by calculating the number of excess common shares to be received upon conversion of the accrued compensation of $312,000 on the grant date based on (i) the quoted closing price of the Company’s common stock on the grant date of $0.059 and (ii) the initial conversion of the Series B Preferred Stock of $0.0031, multiplied by the quoted closing price of the Company’s common stock on the grant date of $0.059.

On January 2, 2024, the Board of Directors of the Company agreed to issue 50 shares of the Company’s Series B convertible preferred stock to a director for services rendered. The conversion feature of the Series B Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series B Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, the Company immediately recorded non-cash stock-based compensation of $95,161, which consisted of (i) $50,000 of Series B stated value and (ii) $45,161 related to the beneficial conversion feature arising from the issuance of Series B Preferred Stock. The beneficial conversion feature amount of $45,161 was determined by calculating the number of excess common shares to be received upon conversion of the $50,000 of Series B stated value on the grant date based on (i) the quoted closing price of the Company’s common stock on the grant date of $0.059 and (ii) the initial conversion of the Series B Preferred Stock of $0.0031, multiplied by the quoted closing price of the Company’s common stock on the grant date of $0.059.

On February 8, 2024, 120 shares of Series B Preferred Stock were forfeited. In connection with this forfeiture, the Company reclassified an aggregate amount of $127,640 from Series B convertible preferred stock to additional paid-in capital, which consisted of (i) stated value of $120,000, and (ii) $7,640 of accrued dividends.

On May 20, 2024, the Company’s chief executive officer returned 197 shares of Series B Preferred Stock to the Company granted to him in January 2022, per the terms of the Securities and Exchange Commissions’ Order issued to the Company on May 8, 2024 (See Note 10). In connection with this forfeiture, the Company reclassified an aggregate amount of $206,369 from Series B convertible preferred stock to additional paid-in capital, which consisted of (i) stated value of $197,000, and (ii) $9,369 of accrued dividends.

During the six months ended June 30, 2024 and 2023, the Company accrued dividends of $13,355 and $11,226, respectively, which was included in Series B convertible preferred stock on the accompanying unaudited consolidated balance sheets.

As of June 30, 2024, the net Series B Preferred Stock balance was $1,245,313, which includes stated value of $1,189,623 and accrued dividends payable of $55,690 As of December 31, 2023, the net Series B Preferred Stock balance was $1,203,967, which includes stated value of $1,144,624 and accrued dividends payable of $59,343. The net Series B Preferred Stock balance is included on the accompanying unaudited consolidated balance sheets.

During the six months ended June 30, 2024 and 2023, Series B preferred stock activity is as follows:

	For the Six Months Ended June 30, 2024		For the Six Months Ended June 30, 2023
	Number of Shares	Amount	Number of Shares	Amount
Balance at beginning of period	1,144	$1,203,967	1,000	$1,037,201
Shares issued for accrued compensation	312	312,000	144	144,000
Shares issued for compensation	50	50,000	-	-
Shares and accrued dividends forfeited	(317)	(334,009)	-	-
Dividends accrued	-	13,355	-	11,226
Balance at end of period	1,189	$1,245,313	1,144	$1,192,427

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024
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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024
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

During the six months ended June 30, 2024 and 2023, the Company accrued dividends of $14,743 and $16,079, respectively, which was included in Series C convertible preferred stock on the accompanying unaudited consolidated balance sheets.

As of June 30, 2024, the net Series C Preferred Stock balance was $1,575,903, which includes stated liquidation value of $1,455,000 and accrued dividends payable of $120,903. As of December 31, 2023, the net Series C Preferred Stock balance was $1,621,160, which includes stated liquidation value of $1,515,000 and accrued dividends payable of $106,160. The net Series C Preferred Stock balance is included on the accompanying unaudited consolidated balance sheets.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024
(UNAUDITED)

During the six months ended June 30, 2024 and 2023, Series C preferred stock activity is as follows:

	For the Six Months Ended June 30, 2024		For the Six Months Ended June 30, 2023
	Number of Shares	Amount	Number of Shares	Amount
Balance at beginning of period	15,150	$1,621,160	17,290	$1,803,731
Conversion of Series C shares to common shares	(600)	(60,000)	(1,840)	(184,000)
Dividends accrued	-	14,743	-	16,079
Balance at end of period	14,550	$1,575,903	15,450	$1,635,810

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

Issuance of Common Stock for Services

Issuance of Common Stock for Professional Fees

2023

On February 6, 2023, the Company issued 6,666,667 shares of its common stock for public relations services to be rendered. These shares were valued at $40,000, or $0.006 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, during the six months ended June 30, 2023, the Company recorded stock-based professional fees of $11,667 and prepaid expense of $28,333, which was amortized into professional fees over the remaining term of the agreement.

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

During the six months ended June 30, 2024 and 2023, the Company recorded stock-based professional fees of $0 and $38,000 in connection with the amortization to prepaid expenses related to common shares previously issued, respectively.

25

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024
(UNAUDITED)

Issuance of Common Stock for Stock-Based Compensation

On June 7, 2023, the Company issued 2,500,000 shares of its common stock to employees for services for services rendered. These shares were valued at $26,000, or $0.0104 per common share, based on the quoted closing price of the Company’s common stock on the measurement date.

During the six months ended June 30, 2024 and 2023, aggregate accretion of stock-based compensation expense on granted common shares amounted to $0 and $42,183, respectively. Total unrecognized compensation expense related to these unvested common shares on June 30, 2024 and December 31, 2023 amounted to $0. By mutual agreement between the parties, the vesting date of previously granted shares was extended through May 2025.

The following table summarizes activity related to non-vested shares:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2023	14,970,120	$0.132
Shares vested	-	-
Non-vested, June 30, 2024	14,970,120	$0.132

Common Stock Forfeited

On February 8, 2024, 5,250,000 shares of the Company’s common stock were forfeited. In connection with this forfeiture, the Company reclassified the amount of $5,250 from common stock, par value to additional paid-in capital.

Common Stock Issued in Connection with Notes Payable

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

JUNE 30, 2024
(UNAUDITED)

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

Stock Options

For the six months ended June 30, 2024 and 2023, the Company recorded no compensation expense related to stock options. Total unrecognized compensation expense related to unvested stock options on June 30, 2024 and December 31, 2023 amounted to $0.

Stock option activities for the six months ended June 30, 2024 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2023	8,445,698	$0.40	2.43	-
Expired	(1,100,000)	-	-	-
Balance Outstanding, June 30, 2024	7,345,698	$0.44	2.25	$-
Exercisable, June 30, 2024	7,345,698	$0.44	2.25	$-

Warrants

Warrant activities for the six months ended June 30, 2024 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2023	34,000,000	$0.011	2.73	$-
Expired	(600,000)	-	-	-
Balance Outstanding June 30, 2024	33,400,000	$0.01	2.28	$-
Exercisable, June 30, 2024	33,400,000	$0.01	2.28	$-

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024
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

The aggregate number of shares of common stock and number of shares of the Company’s common stock that may be subject to incentive stock options granted under the 2018 Plan is 50,000,000 shares, of which 11,445,698 shares have been issued or granted under incentive stock options and 29,451,070 shares of restricted stock have been issued as of June 30, 2024. All shares underlying grants are expected to be issued from the Company’s unissued authorized shares available.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024
(UNAUDITED)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of June 30, 2024, other than discussed below, the Company is not involved in any other pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

On January 20, 2022, we received an Order Directing Examination and Designating Officers to Take Testimony (a “Formal Order”) from the SEC. The Formal Order authorizes that an examination be made to determine whether a stop order should be issued under Section 8(d) of the Securities Act of 1933 with respect to the Company’s Registration Statement on Form S-1, and any supplements and amendments thereto. The Formal Order indicates that the Form S-1 may be deficient in that it may contain untrue statements of material fact or omit to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading concerning, among other things, the Company’s revenue and financial condition. On April 15, 2022, the Company filed an amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The restatement had the cumulative effect of decreasing the Company’s reported revenue for fiscal year 2020 by $102,569 and decreasing the Company’s bad debt expense for the same period by $102,569. There was no effect on the Company’s reported net loss for fiscal year 2020 or on the financial condition of the Company on December 31, 2020. The Company received a subpoena from the SEC on April 25, 2022, requesting all documents and communications concerning the review of C-Bond’s revenue recognition practices for fiscal year 2020. In response, the Company provided the requested information and its Chief Executive Officer provided his testimony regarding this Formal Order in October 2022. The Company also filed a request to withdraw its Registration Statement on Form S-1 (“S-1”) (File No. 333-261472) (the “Registration Statement”), filed by the Company with the SEC on December 3, 2021. The S-1 related to shares of common stock underlying certain convertible promissory notes held by selling securityholders. The S-1 was not declared effective and no securities were sold in reliance thereon. The Company and its Chief Executive Officer submitted offers to settle and close the pending SEC investigation, and on May 8, 2024, the SEC filed an administrative proceeding, File No. 3-21932, and agreed to accept the settlement offers and institute an Order. Without admitting or denying the SEC’s findings, C-Bond and its Chief Executive Officer consented to a cease-and-desist order and agreed to pay penalties of $175,000 and $50,000, respectively. The Chief Executive Officer also agreed, pursuant to Section 304 of the Sarbanes-Oxley Act, to reimburse C-Bond for a bonus of $21,961 in cash and 197 Series B preferred shares of stock, which he had received during the time C-Bond’s financial statements were misstated. In May 2024, the 197 Series B preferred shares were cancelled (See Note 9) and the Chief Executive Officer issued a check to the Company in the amount of $21,961, which the Company expects to deposit before year end. The amount due of $21,961 is included in due from related party on the accompanying unaudited balance sheet as of June 30, 2024.  As of December 31, 2023, based on the settlement offers, the Company had accrued $175,000 of settlement expense associated with this matter which was included in accrued expenses on the accompany unaudited consolidated balance sheet. In connection with the settlement offer, in March 2024, the Company deposited $225,000 into escrow. Upon acceptance of the settlement offer by the SEC in May 2024, the escrow amount was paid to the SEC and accordingly, the Company reduced accrued expenses by $175,000 and recorded an amount due from related party of $50,000 on the accompanying unaudited balance sheet as of June 30, 2024, which amount was repaid in August 2024.

On March 8, 2021, a former officer of the Company resigned. Both parties alleged certain claims against the other, including with respect to certain compensation claims. Neither party has filed litigation. The Company intends to vigorously defend itself against any possible claims and assert any relevant claims against the former executive and believes it will prevail. The Board of Directors of the Company has resolved and taken action in February 2024 to cause the forfeiture of equity and deferred compensation owed/outstanding by said officer. Accordingly, on February 8, 2024, the Board of Directors of the Company determined that 120 shares of Series B convertible preferred stock and 5,250,000 shares of the Company’s common stock shall be forfeited (See Note 9). Additionally, on February 8, 2024, the Company reversed accrued compensation that was outstanding to this former officer as of December 31, 2023 of $347,097 and accordingly, during the six months ended June 30, 2024, the Company recorded a gain on debt extinguishment of $347,097.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024
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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024
(UNAUDITED)

On December 7, 2023, the Company’s board of directors approved a bonus to two officers in the aggregate amount of $480,000. For the bonus approved for Mr. Silverman, which amounted to $300,000, this bonus was paid 50%, or $150,000, in cash, which was paid in December 2023, and 50% in equity amounting to $150,000 which as of December 31, 2023 has been accrued and as of December 31, 2023, is included in accrued compensation on the accompanying unaudited consolidated balance sheet. For the bonus approved for Ms. Tomek, which amounted to $180,000, this bonus is to be paid 10% in cash of $18,000 and 90% in equity amounting to $162,000, which as of December 31, 2023 has been accrued and as of December 31, 2023, is included in accrued compensation on the accompanying unaudited consolidated balance sheet. On January 2, 2024, the Board of Directors of the Company agreed to satisfy the aggregate of $312,000 of the bonus owed to these executive officers (collectively, the “Management”). Management agreed to accept an aggregate of 312 shares of the Company’s Series B convertible preferred stock in settlement of this accrued compensation (See Note 9).

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024
(UNAUDITED)

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

M&A advisory agreement

On October 18, 2023, the Company and Maxim Group LLC (“Maxim”) entered into an engagement letter, whereby Maxim was engaged as the Company’s exclusive financial advisor to perform merger and acquisition advisory services. Either Maxim or the Company may terminate this Agreement at any time upon thirty (30) days’ prior written notice to the other party after the six (6) month anniversary of this Agreement. The Company paid Maxim a one-time non-refundable cash fee of $25,000 due promptly upon execution of the Agreement (the “Retainer”). The Retainer shall be creditable against the Success Fee. If during the term of this Agreement a Transaction is consummated or the Company enters into an agreement regarding a Transaction (which is consummated subsequent to the completion of the Term), a fee (the “Success Fee”) will be payable in U.S. dollars upon the closing of the Transaction to Maxim equal to 6.5% of the Consideration (as defined hereinafter), provided however, that if a Transaction is consummated or the company enters into an agreement regarding a Transaction with Curtis Stout Inc., such Success Fee shall be reduced to 4.0% of Consideration from Curtis Stout Inc. In the event that the Company enters into an agreement with respect to a Transaction during the term of this Agreement that is subsequently terminated, and the Company becomes entitled to a break-up, termination, topping, expense reimbursement or similar fee or payment (including any judgment for damages or amount in settlement of any dispute as a result of such termination, or any profit on any stock acquired from, or stock option granted by, any party to such transaction), a fee (the “Break-up Fee”) equal to 10.0% of all such amounts, payable promptly upon receipt of such amounts by the Company. Upon the closing of a Transaction, for a period of twelve (12) months from such closing, the Company grants Maxim the right of first refusal to act as sole managing underwriter and sole book runner, sole placement agent, or sole sales agent, for any and all future public or private equity, equity-linked or debt (excluding commercial bank debt) offerings for which the Company retains the service of an underwriter, agent, advisor, finder or other person or entity in connection with such offering period of the Company, or any successor to or any subsidiary of the Company. The Company shall not offer to retain any entity or person in connection with any such offering on terms more favorable than terms on which it offers to retain Maxim. Such offer shall be made in writing in order to be effective. Maxim shall notify the Company within ten (10) business days of its receipt of the written offer contemplated above as to whether or not it agrees to accept such retention. If Maxim should decline such retention, the Company shall have no further obligations to Maxim with respect to the offering for which it has offered to retain Maxim, except as otherwise provided for herein. As of the date of this report, no funds have been raised. In connection with this agreement, during the six months ended June 30, 2024, the Company recorded professional fees of $14,383.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024
(UNAUDITED)

NOTE 11 – CONCENTRATIONS

Concentrations Of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits. The Company places its cash in banks at levels that, at times, may exceed federally insured limits. On June 30, 2024, the Company had no cash in bank in excess of FDIC insured levels. To reduce its risk associated with the failure of such a financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions. The Company reviews its bank relationships in order to mitigate its risk to ensure that its exposure is limited or reduced to the FDIC protection limits. The Company has not experienced any losses in such accounts through June 30, 2024.

Geographic Concentrations of Sales

During the six months ended June 30, 2024 and 2023, all sales were in the United States.

Customer Concentrations

For the six months ended June 30, 2024, two customers accounted for approximately 41.0% of total sales (14.5% and 26.5%, respectively). For the six months ended June 30, 2023, one customer accounted for approximately 14.8% of total sales. On June 30, 2024, five customers accounted for 63.2% (11.8%, 11.0%, 13.5%, 12.7% and 14.2%, respectively) of the total accounts receivable balance. On December 31, 2023, two customers accounted for 41.8% (29.5% and 12.3%, respectively) of the total accounts receivable balance.

Vendor concentrations

Generally, the Company purchases substantially all its inventory from four suppliers. The loss of these suppliers may have a material adverse effect on the Company’s consolidated results of operations and financial condition. However, the Company believes that, if necessary, alternate vendors could supply similar products in adequate quantities to avoid material disruptions to operations.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024
(UNAUDITED)

Information with respect to these reportable business segments for the three and six months ended June 30, 2024 and 2023 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
C-Bond	$-	$31,166	$-	$124,372
Patriot Glass	863,533	382,889	1,800,337	804,903
	863,533	414,055	1,800,337	929,275
Depreciation and amortization:
C-Bond	-	132	-	569
Patriot Glass	24,508	20,413	49,015	40,826
	24,508	20,545	49,015	41,395
Interest expense:
C-Bond	171	357	171	357
Patriot Glass	18,140	6,655	27,081	11,798
Other (a)	35,297	161,141	40,475	355,483
	53,608	168,153	67,727	367,638
Net income (loss):
C-Bond	(225,255)	3,759,343	(147,411)	3,483,967
Patriot Glass	21,033	(93,201)	68,584	(176,813)
Other (a)	(41,747)	108,131	(474,790)	(255,968)
	$(245,969)	$3,774,273	$(553,617)	$3,051,186

	June 30, 2024	December 31, 2023
Identifiable long-lived tangible assets on June 30, 2024 and December 31, 2023 by segment:
C-Bond	$-	$-
Patriot Glass	147,842	171,606
	$147,842	$171,606

(a)	The Company does not allocate any general and administrative or financing expenses of its holding company activities to its reportable segments, because these activities are managed at the corporate level.

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

JUNE 30, 2024
(UNAUDITED)

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

Transaction Price

The Company agrees with its customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances, labor costs, and freight. In the Company’s C-Bond contracts with customers, the Company allocates the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Returns of the Company’s product by its customers are permitted only when the product is not to specification and were not material for the six months ended June 30, 2024 and 2023. Any sales tax, value added tax, and other tax the Company collects concurrently with its revenue-producing activities are excluded from revenue.

Revenue Disaggregation

The Company tracks its revenue by product. The following table summarizes our revenue by product for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
	2024	2023
C-Bond Secure multi-purpose and BRS ballistic resistant glass protection systems	$33,537	$9,709
C-Bond nanoShield solution sales	-	112,413
Window tint installation and sales recognized over time	1,766,800	804,903
Freight and delivery	-	2,250
Total	$1,800,337	$929,275

NOTE 14 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITIES

In October 2019, the Company entered into an 18-month lease agreement for the lease of office and warehouse space under a non-cancelable operating lease through May 31, 2021. From the lease commencement date of December 1, 2019 until November 30, 2020, monthly rent shall be $4,444 and from December 1, 2020 to May 31, 2021, monthly rent shall be $4,577 per month. On May 12, 2021 and effective June 1, 2021, the Company entered into an amendment to the lease which extended the lease for one year until May 31, 2022 at a monthly base rent of $5,283. On May 4, 2022 and effective June 1, 2022, the Company entered into an amendment to the lease which extended the lease for three years until May 31, 2025. On June 15, 2023, in connection with the sale of the Company’s nanoShield™ product line, the purchaser assumed the operating lease and the Company vacated the premises.

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024
(UNAUDITED)

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

In adopting ASC Topic 842, Leases (Topic 842) on January 1, 2019, the Company had elected the ‘package of practical expedients’, which permitted it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs (see Note 2). In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less. Upon signing of new leases for property and equipment, the Company analyzed the new leases and determined it is required to record a lease liability and a right of use asset on its unaudited consolidated balance sheets, at fair value.

During the six months ended June 30, 2024 and 2023, in connection with its property operating leases, the Company recorded rent expense of $16,800 and $40,845, respectively, which is expensed during the year and included in general and administrative expenses on the accompanying unaudited consolidated statements of operations.

On June 30, 2024 and December 31, 2023, right-of-use asset (“ROU”) is summarized as follows:

	June 30, 2024	December 31, 2023
Office leases and office equipment right of use assets	$279,162	$279,162
Less: accumulated amortization	(150,440)	(120,678)
Balance of ROU assets	$128,722	$158,484

On June 30, 2024 and December 31, 2023, operating lease liabilities related to the ROU assets are summarized as follows:

	June 30, 2024	December 31, 2023
Lease liabilities related to office leases right of use assets	$128,722	$157,752
Less: current portion of lease liabilities	(60,773)	(60,503)
Lease liabilities – long-term	$67,949	$97,249

On June 30, 2024, future minimum base lease payments due under non-cancelable operating leases are as follows:

Twelve months ending June 30,	Amount
2025	$72,715
2026	67,200
2027	5,600
Total minimum non-cancelable operating lease payments	145,515
Less: discount to fair value	(16,793)
Total lease liability on June 30, 2024	$128,722

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024
(UNAUDITED)

NOTE 15 – RELATED PARTY TRANSACTIONS

Due from Related Party

On May 8, 2024, the SEC filed an administrative proceeding, File No. 3-21932, and agreed to accept the settlement offers and institute an Order. Without admitting or denying the SEC’s findings, C-Bond and its Chief Executive Officer consented to a cease-and-desist order and agreed to pay penalties of $175,000 and $50,000, respectively. The Chief Executive Officer also agreed, pursuant to Section 304 of the Sarbanes-Oxley Act, to reimburse C-Bond for a bonus of $21,961 in cash and 197 Series B preferred shares of stock, which he had received during the time C-Bond’s financial statements were misstated. In May 2024, the 197 Series B preferred shares were cancelled. As of December 31, 2023, based on the settlement offers, the Company had accrued $175,000 of settlement expense association with this matter which is included in accrued expenses on the accompany unaudited consolidated balance sheet. In connection with the settlement offer, in March 2024, the Company deposited $225,000 into escrow. Upon acceptance of the settlement offer by the SEC in May 2024, the escrow amount was paid to the SEC and the accordingly, the Company reduced accrued expenses by $175,000 and recorded an amount due from related party of $50,000 on the accompanying unaudited balance sheet as of June 30, 2024. On August 16, 2024, the Company received cash of $50,000 and reduced the amount due from related party. The Chief Executive Officer also agreed, pursuant to Section 304 of the Sarbanes-Oxley Act, to reimburse C-Bond for a bonus of $21,961 in cash and 197 Series B preferred shares of stock, which he had received during the time C-Bond’s financial statements were misstated. In May 2024, the 197 Series B preferred shares were cancelled (See Note 9) and the Chief Executive Officer issued a check to the Company in the amount of $21,961, which the Company expects to deposit before year end.  The amount due of $21,961 is included in due from related party on the accompanying unaudited balance sheet as of June 30, 2024.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024
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

JUNE 30, 2024
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

In accordance with ASC 205-20, the sale of the C-Bond nanoShield™ product line was not reported in discontinued operations since the disposal did not represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. The C-Bond nanoShield™ product line was only a component of the C-Bond segment which comprised of operations and cash flows that were not clearly distinguished, operationally and for financial reporting purposes, from the rest of the C-Bond segment.

In connection with the sale of the C-Bond nanoShield™ product line, on May 8, 2023, the Company recorded a gain from the sale of the product line of $4,051,709.

NOTE 17 – SUBSEQUENT EVENTS

Promissory Notes

On July 31, 2024, the Company’s subsidiary, Patriot Glass, entered into a Merchant Loan (the “July 2024 Merchant Loan”) with a lender in the principal amount of $75,000 and received net proceeds of $73,030, net of fees of $1,970, which was reflected as a debt discount to be amortized into interest expense over the term of the note. The July 2024 Merchant Loan requires a weekly payment of principal and interest of $3,022 through April 2025.

On August 9, 2024, the Company entered into a Promissory Note and Security Agreement (the “August 2024 Note”) with a Private investor (the “Private Investor”) in the principal amount of $990,000 in connection with the conversion of 8,000 shares Series C Preferred Stock held by the Private Investor with a stated value of $800,000 plus additional cash proceeds from the Private Investor of $190,000. The August 2024 Note consists of $800,000 stated value of Series C Preferred stock converted plus additional cash proceeds of $190,000 received from the Private Investor. The August 2024 Note shall bear interest at 6% per annum. The Company shall pay quarterly interest expense of $14,850 starting on October 1, 2024 and continuing until the maturity date, which is the earlier of August 9, 2027, or a change of control in the Company, as defined in the August 2024 Note. All outstanding principal and unpaid interest is due on the maturity date. The August 2024 Note is secured all assets of the Company.

On August 15, 2024, the Company entered into two amendments to its Promissory Note in favor of Diagonal dated March 1, 2024 (“March Note”) in the principal amount of $157,000 (See Note 8). The amendments to the March Note changed the number and dollar amount of mandatory monthly payments to be paid to 9 payments, each in the amount of $17,877 (a total payback to the Holder of $160,893). The first payment shall be due August 30, 2024, with 8 subsequent payments due on the 30th day of each month thereafter. The amendments to the March Note also changed the conversion price to 65% multiplied by the lowest closing bid price during the 10 trading days prior to the conversion date (representing a discount rate of 35%). All other terms in the March Note remain the same.

On August 15, 2024, the Company entered into two amendments to its April 2024 Note in favor of Diagonal in the principal amount of $127,693 (See Note 8). The amendments to the April 2024 Note changed the number and dollar amount of mandatory monthly payments to be paid to 9 payments, each in the amount of $21,980 (a total payback to the Holder of $197,820). The first payment shall be due August 13, 2024, with 8 subsequent payments due on the 15th day of each month thereafter. The amendments to the April 2024 Note also changed the conversion price to 65% multiplied by the lowest closing bid price during the 10 trading days prior to the conversion date (representing a discount rate of 35%). All other terms in the April Note remain the same.

On August 15, 2024, the Company entered an amendment to its June 2024 Note in favor of Diagonal in the principal amount of $67,500 (See Note 8). The amendment to the June 2024 Note changed the conversion price to 65% multiplied by the lowest closing bid price during the 10 trading days prior to the conversion date (representing a discount rate of 35%). All other terms in the June Note remain the same.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,”, “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our ability to obtain additional funds for our operations;

●	our ability to obtain and maintain intellectual property protection for our products and our ability to operate our business without infringing the intellectual property rights of others;

●	our reliance on third party distributors;

●	the initiation, timing, progress and results of our research and development programs;

●	our dependence on current and future collaborators for developing new products;

●	the rate and degree of market acceptance of our commercial products;

●	the implementation of our business model and strategic plans for our business;

●	our estimates of our expenses, losses, future revenue and capital requirements, including our needs for additional financing;

●	our reliance on third party suppliers to supply the materials and components for our products;

●	our ability to attract and retain qualified key management and technical personnel;

●	our financial performance;

●	the impact of government regulation and developments relating to our competitors or our industry; and

●	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as the same may be updated from time to time, including in this Report.

These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in our SEC filings.

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

This Report also may contain estimates, projections and other information concerning our industry, our business and the markets for certain glass strengthening solutions, hydrophobic products, and window film mounting solutions, including data regarding the estimated size of those markets and their projected growth rates. Information that is based on estimates, forecasts, projections, or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

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

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, we had a net loss of $553,617 for the six months ended June 30, 2024. Net cash used in operations was $812,054 and $912,997 for the six months ended June 30, 2024 and 2023, respectively. Additionally, as of June 30, 2024, we had an accumulated deficit, shareholders’ deficit, and working capital deficit of $61,447,146, $4,185,273 and $1,265,758, respectively. On June 30, 2024, we had cash of $196,315. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of common shares and preferred shares, and from the issuance of promissory notes and convertible promissory notes, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail our operations. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements for the three and six months ended June 30, 2024 and 2023, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three and six months ended June 30, 2024 and 2023.

Comparison of Results of Operations for the Three and Six Months ended June 30, 2024 and 2023

Sales

For the three months ended June 30, 2024, sales amounted to $863,533 as compared to $414,055 for the three months ended June 30, 2023, an increase of $449,478, or 108.6%. For the six months ended June 30, 2024, sales amounted to $1,800,337 as compared to $929,275 for the six months ended June 30, 2023, an increase of $871,062, or 93.7%. These increases were attributable to an increase in sales of window tint installation and services to school districts in Texas. The Texas Education Agency (TEA) mandated that each school district and open-enrollment charter school install either entry-resistant film or fencing on ground-floor windows that would allow access, glass doors, and windows adjacent to glass doors. Additionally, we had an increase in sales from the sales of C-Bond Secure multi-purpose and BRS ballistic resistant glass protection systems. These increases were offset by a decrease in sales of our recently sold C-Bond nanoShield™ solutions product line of approximately $26,825 and $112,413 during the three and six months ended June 2024 and compared to the three and six months ended June 30, 2023, respectively, due to product line sale in May 2023, and a decrease in freight and delivery sales.

Cost of Goods Sold

In connection with our C-Bond Solutions segment, cost of goods sold was comprised primarily of the cost of raw materials and finished inventory sold, packaging costs, and warranty costs. In connection with our Patriot Glass segment, cost of goods sold is comprised primarily of cost of raw materials such as film, labor, subcontractor costs, equipment rental, and supplies.

For the three months ended June 30, 2024, cost of sales amounted to $424,959 as compared to $209,071 for the three months ended June 30, 2023, an increase of $215,888, or 103.3%. For the six months ended June 30, 2024, cost of sales amounted to $886,888 as compared to $454,431 for the six months ended June 30, 2023, an increase of $432,457, or 95.2%.

Gross Profit

For the three months ended June 30, 2024, gross profit amounted to $438,574, or 50.8% of sales, as compared to $204,984, or 49.5% of sales, for the three months ended June 30, 2023, an increase of $233,590, or 114.0%. For the six months ended June 30, 2024, gross profit amounted to $913,449, or 50.7% of sales, as compared to $474,844, or 51.1% of sales, for the six months ended June 30, 2023, an increase of $438,605, or 92.4%.

Operating Expenses

For the three months ended June 30, 2024, operating expenses amounted to $630,935 as compared to $776,848 for the three months ended June 30, 2023, a decrease of $145,913, or 18.8%. For the six months ended June 30, 2024, operating expenses amounted to $1,747,329 as compared to $1,570,310 for the six months ended June 30, 2023, an increase of $177,019, or 11.3%. For the three and six months ended June 30, 2024 and 2023, operating expenses consisted of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2024	2023	2024	2023
Compensation and related benefits, including stock-based compensation charges	$373,548	$441,181	$1,152,667	$868,053
Professional fees	88,030	193,263	229,614	380,953
General and administrative expenses	169,357	142,404	365,048	321,304
Total	$630,935	$776,848	$1,747,329	$1,570,310

Compensation and related benefits

For the three months ended June 30, 2024, compensation and related benefits decreased by $67,633, or 15.3%, as compared to the three months ended June 30, 2023. This decrease was primarily due to a decrease in stock-based compensation of $30,046 and an overall decrease in compensation and related benefits of $37,587.

For the six months ended June 30, 2024, compensation and related benefits increased by $284,614, or 32.8%, as compared to the six months ended June 30, 2023. This increase was primarily due to an increase in stock-based compensation of $334,785, offset by an overall decrease in compensation and related benefits of $50,171.

On January 2, 2024, the Board of Directors of the Company agreed to satisfy $312,000 of accrued compensation owed to its executive officers (collectively, the “Management”) as of December 31, 2023, which was included in accrued compensation on the accompanying unaudited consolidated balance sheet. Management agreed to accept 312 shares of the Company’s Series B convertible preferred stock in settlement of this accrued compensation. The conversion feature of the Series B Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series B Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, the Company immediately recorded non-cash stock-based compensation of $281,807 related to the beneficial conversion feature arising from the issuance of Series B Preferred Stock. Additionally, on January 2, 2024, the Board of Directors of the Company agreed to issue 50 shares of the Company’s Series B convertible preferred stock to a director for services rendered. The conversion feature of the Series B Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series B Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from the date of issuance, the Company immediately recorded non-cash stock-based compensation of $95,161, which consisted of (i) $50,000 of Series B stated value and (ii) $45,161 related to the beneficial conversion feature arising from the issuance of Series B Preferred Stock.

Professional fees

For the three months ended June 30, 2024, professional fees decreased by $105,233, or 54.4%, as compared to the three months ended June 30, 2023. This decrease was primarily related to a decrease in consulting fees of $73,487 and a decrease in legal fees of $41,553, offset by an increase in other professional fees of $9,807.

For the six months ended June 30, 2024, professional fees decreased by $151,339, or 39.7%, as compared to the six months ended June 30, 2023. This decrease was primarily related to a decrease in consulting fees of $134,634 and a decrease in legal fees of $37,829, offset by an increase in accounting fees of $7,175 and a net increase in other professional fees of $13,949.

General and administrative

For the three months ended June 30, 2024, general and administrative expenses increased by $26,953, or 18.9%, as compared to the three months ended June 30, 2023. The increase is primarily attributable to an increase in advertising expense of $20,029, and an increase in other selling, general and administrative expenses of $21,418, an increase in depreciation and amortization of $16,588, and an increase in shipping and handling expense of $2,863, offset by a decrease in bad debt expense of $6,889 and a decrease in rent of $27,056 associated with the sale of the C-Bond nanoShield™ product line in May 2023.

For the six months ended June 30, 2024, general and administrative expenses increased by $43,744, or 13.6%, as compared to the six months ended June 30, 2023. The increase is primarily attributable to an increase in bad debt expense of $23,094, an increase in advertising expense of $27,888, an increase in other selling, general and administrative expenses of $31,548, an increase in depreciation expense of $7,620, and an increase in shipping and handling expense of $4,695, offset by a decrease in rent of $51,101 associated with the sale of the C-Bond nanoShield™ product line in May 2023.

Other Operating Income

During the three and six months ended June 30, 2023, we reported a gain on sale of our nanoShield™ product line of $4,051,709. We did not record any other operating income during the 2024 periods.

(Loss) Income from Operations

For the three months ended June 30, 2024 and 2023, (loss) income from operations amounted to $(192,361) and $3,479,845, respectively, a negative change of $3,672,206, or 105.5%. For the six months ended June 30, 2024 and 2023, (loss) income from operations amounted to $(833,880) and $2,956,243, respectively, a negative change of $3,790,123, or 128.1%.

Other Income (Expenses), net

For the three months ended June 30, 2024, other income (expenses), net amounted to $(53,608) as compared to $294,428 for the three months ended June 30, 2023, a negative change of $348,036, or 118.2%. This change was primarily due to a decrease in gain on debt extinguishment of $462,581 related to the reversal of previously accrued compensation, offset by a decrease in interest expense of $114,545 related to a decrease in the amortization of debt discount and a decrease in interest-bearing debt.

For the six months ended June 30, 2024, other income (expenses), net amounted to $280,263 as compared to $94,943 for the six months ended June 30, 2023, an increase of $185,320, or 195.2%. This change was primarily due to a decrease in interest expense of $299,911 related to a decrease in the amortization of debt discount and a decrease in interest-bearing debt, offset by a decrease in gain on debt extinguishment of $114,591 related to the reversal of previously accrued compensation and settlement of debt.

Net (Loss) Income

Due to factors discussed above, for the three months ended June 30, 2024 and 2023, net (loss) income amounted to $(245,969) and $3,774,273, respectively. For the three months ended June 30, 2024, net loss attributable to common shareholders, which included dividends accrued on Series B and C preferred stock of $13,749 and the deduction of net income attributable to noncontrolling interests of $4,207, amounted to $(263,925), or $(0.00) per common share (basic and diluted). For the three months ended June 30, 2023, net income attributable to common shareholders, which included dividends accrued on Series B and C preferred stock of $13,618 and the addition of net loss attributable to noncontrolling interests of $18,640, amounted to $3,779,295, or $0.01 per basic common shares and $0.00 per diluted common share.

Due to factors discussed above, for the six months ended June 30, 2024 and 2023, net (loss) income amounted to $(553,617) and $3,051,186, respectively. For the six months ended June 30, 2024, net loss attributable to common shareholders, which included dividends accrued on Series B and C preferred stock of $28,098 and the deduction of net income attributable to noncontrolling interests of $13,717, amounted to $(595,432), or $(0.00) per common share (basic and diluted). For the six months ended June 30, 2023, net income attributable to common shareholders, which included dividends accrued on Series B and C preferred stock of $27,305 and the addition of net loss attributable to noncontrolling interests of $35,362, amounted to $3,059,243, or $0.01 per basic common shares and $0.00 per diluted common share.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $196,315 and $736,461 as of June 30, 2024 and December 31, 2023, respectively.

Our primary uses of cash have been for compensation and related benefits, fees paid to third parties for professional services, and general and administrative expenses. Historically, we have received funds from the sales of products, from various financing activities such as from the sale of our common shares, from the sale of preferred shares and from debt financings. Additionally, in May 2023, we received net proceeds from the sale of our nanoShield™ product line and related technologies of $1,989,755, after the repayment and settlement of notes payable and convertible notes payable. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

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

Recent Fundings

On March 1, 2024, we executed a Promissory Note (“Note”) in favor of 1800 Diagonal Lending LLC (“Diagonal”) in the aggregate principal amount of $157,000 (the “Principal”), and an accompanying Securities Purchase Agreement (“SPA”). Only in the event of a default, as discussed below, is the Note convertible into shares of the Company’s common stock. The Note was funded on March 4, 2023, in the amount of $125,000, which is net of an original issue discount of $13,000 and a one-time interest charge of $19,000. A one-time interest charge of twelve percent (12%) (the “Interest Rate”) was applied on the issuance date to the Principal. Under the terms of the Note, the Company is required to make monthly payments as outlined in the Note, beginning on August 30, 2024 and the Note matures on December 30, 2024. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid (“Default Interest”). Among other things, an event of default (“Event of Default”) shall occur if the Company fails to pay the principal or interest when due on the Note, whether at maturity, upon acceleration or otherwise. Upon the occurrence of any Event of Default, the Note shall become immediately due and payable and the Company shall pay to Diagonal, in full satisfaction of its obligations hereunder, an amount equal to 220% times the sum of the then outstanding principal amount of this Note plus accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus Default Interest, if any. At any time following an Event of Default, the Holder shall have the right to convert all or any part of the outstanding and unpaid amount of this Note into fully paid and non-assessable shares of the Company’s Common Stock. The conversion price (the “Conversion Price”) shall be the greater of $0.0025 per share (the “Fixed Conversion Price”) or 65% multiplied by the lowest closing bid price during the 10 trading days prior to the conversion date (representing a discount rate of 35%) (the “Variable Conversion Price”). At no time may the Note be converted into shares of our common stock if such conversion would result in Diagonal and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock. On August 15, 2024, the Company entered into two amendments to its Promissory Note in favor of Diagonal dated March 1, 2024 (“March Note”) in the principal amount of $157,000 (See Note 8). The amendments to the March Note changed the number and dollar amount of mandatory monthly payments to be paid to 9 payments, each in the amount of $17,877 (a total payback to the Holder of $160,893.00). The first payment shall be due August 30, 2024, with 8 subsequent payments due on the 30th day of each month thereafter. The amendments to the March Note also changed the conversion price to 65% multiplied by the lowest closing bid price during the 10 trading days prior to the conversion date (representing a discount rate of 35%). All other terms in the March Note remain the same.

On April 8, 2024, we executed a Promissory Note (“the April 2024 Note”) in favor of Diagonal in the aggregate principal amount of $127,963 (the “Principal”), and an accompanying Securities Purchase Agreement (“SPA”). Only in the event of a default, as discussed below, is the April 2024 Note convertible into shares of the Company’s common stock. The Note was funded on April 10, 2024, in the amount of $100,000. A one-time interest charge of 12% (the “Interest Rate”) shall be applied on the issuance date to the Principal. Under the terms of the April 2024 Note, the Company is required to make monthly payments as outlined in the Note, beginning on August 15, 2024. Any amount of principal or interest on the April 2024 Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid (“Default Interest”). Among other things, an event of default (“Event of Default”) shall occur if the Company fails to pay the principal or interest when due on the Note, whether at maturity, upon acceleration or otherwise. Upon the occurrence of any Event of Default, the April 2024 Note shall become immediately due and payable and the Company shall pay to Diagonal, in full satisfaction of its obligations hereunder, an amount equal to 220% times the sum of the then outstanding principal amount of this April 2024 Note plus accrued and unpaid interest on the unpaid principal amount of this April 2024 Note to the date of payment plus Default Interest, if any. At any time following an Event of Default, the Holder shall have the right to convert all or any part of the outstanding and unpaid amount of this April 2024 Note into fully paid and non-assessable shares of the Company’s common stock. The conversion price (the “Conversion Price”) shall be the greater of $0.0025 (the “Fixed Conversion Price”) or 65% multiplied by the lowest closing bid price during the 10 trading days prior to the conversion date (representing a discount rate of 35%) (the “Variable Conversion Price”). At no time may the April 2024 Note be converted into shares of our common stock if such conversion would result in Diagonal and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of the Company’s common stock. On August 15, 2024, the Company entered into two amendments to its April 2024 Note in favor of Diagonal in the principal amount of $127,693 (See Note 8). The amendments to the April 2024 Note changed the number and dollar amount of mandatory monthly payments to be paid to 9 payments, each in the amount of $21,980 (a total payback to the Holder of $197,820). The first payment shall be due August 13, 2024, with 8 subsequent payments due on the 15th day of each month thereafter. The amendments to the April 2024 Note also changed the conversion price to 65% multiplied by the lowest closing bid price during the 10 trading days prior to the conversion date (representing a discount rate of 35%). All other terms in the April Note remain the same.

On June 5, 2024, the Company executed a Promissory Note (the “June 2024 Note”) in favor of Diagonal in the aggregate principal amount of $67,500 (the “Principal”), and an accompanying Securities Purchase Agreement (“SPA”). Only in the event of a default, as discussed below, is the June 2024 Note convertible into shares of the Company’s common stock. The Note was funded on June 5, 2024, in the amount of $50,000, net of original issue discount and fees of $17,500. Under the terms of the June 2024 Note, the Company is required to make nine monthly payments of principal and interest of $8,775 beginning on July 15, 2024. Any amount of principal or interest on the April 2024 Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid (“Default Interest”). Among other things, an event of default (“Event of Default”) shall occur if the Company fails to pay the principal or interest when due on the Note, whether at maturity, upon acceleration or otherwise. Upon the occurrence of any Event of Default, the June 2024 Note shall become immediately due and payable and the Company shall pay to Diagonal, in full satisfaction of its obligations hereunder, an amount equal to 220% times the sum of the then outstanding principal amount of this June 2024 Note plus accrued and unpaid interest on the unpaid principal amount of this June 2024 Note to the date of payment plus Default Interest, if any. At any time following an Event of Default, the Holder shall have the right, to convert all or any part of the outstanding and unpaid amount of this June 2024 Note into fully paid and non-assessable shares of the Company’s common stock. The conversion price (the “Conversion Price”) shall be the greater of $0.0025 (the “Fixed Conversion Price”) or 65% multiplied by the lowest closing bid price during the 10 trading days prior to the conversion date (representing a discount rate of 35%) (the “Variable Conversion Price”). At no time may the June 2024 Note be converted into shares of our common stock if such conversion would result in Diagonal and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of the Company’s common stock. On August 15, 2024, the Company entered an amendment to its June 2024 Note in favor of Diagonal in the principal amount of $67,500 (See Note 8). The amendment to the June 2024 Note changed the conversion price to 65% multiplied by the lowest closing bid price during the 10 trading days prior to the conversion date (representing a discount rate of 35%). All other terms in the June Note remain the same.

Summary

As of June 30, 2024, we determined that there was substantial doubt about our ability to maintain operations as a going concern. Our unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $553,617 for the six months ended June 30, 2024. Net cash used in operations was $812,054 and $912,997 for the six months ended June 30, 2024 and 2023, respectively. Additionally, as of June 30, 2024, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $61,447,146, $4,185,273 and $1,265,758, respectively. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We will seek to raise capital through additional debt and/or equity financings to fund operations in the future. Although we have historically raised capital from sales of common and preferred shares, from the issuance of notes payable, and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. Our unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially because of a number of factors. We have based this estimate on assumptions that may prove to be wrong and could utilize our available capital resources sooner than we currently expect. Our capital requirements are difficult to forecast. Please see the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC, for additional risks associated with our capital requirements.

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

Cash Flows

For the six months ended June 30, 2024 and 2023

The following table shows a summary of our cash flows for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(812,054)	$(912,997)
Net cash provided by investing activities	-	4,042,631
Net cash provided by (used in) financing activities	271,908	(1,715,198)
Net (decrease) increase in cash	(540,146)	1,414,436
Cash - beginning of the period	736,461	97,091
Cash - end of the period	$196,315	$1,511,527

Net Cash Used in Operating Activities:

Net cash flow used in operating activities was $812,054 for the six months ended June 30, 2024 as compared to net cash flow used in operating activities of $912,997 for the six months ended June 30, 2023, a decrease of $100,943.

Net cash flow used in operating activities for the six months ended June 30, 2024 primarily reflected a net loss of $553,617, which was then adjusted for the add-back (deduction) of non-cash items primarily consisting of depreciation and amortization of $49,015, stock-based compensation expense of $376,968, amortization of debt discount of $22,459, non-cash gain on debt extinguishment of $(347,990), non-cash compensation claw back of $(21,961), and bad debt expense of $25,833, and changes in operating assets and liabilities consisting primarily of a decrease in accounts receivable of $154,889, a decrease in inventory of $19,611, an increase in prepaid expenses of $79,304, an increase in contract liabilities of $57,456, an increase in amounts due from related party of $50,000, an increase in accounts payable of $88,605, a decrease in contract liabilities of $351,936, a decrease in accrued compensation of $3,645, and a decrease in accrued expenses of $84,257.

Net cash flow used in operating activities for the six months ended June 30, 2023 primarily reflected net income of $3,051,186, which was then adjusted for the add-back (deduction) of non-cash items primarily consisting of depreciation and amortization of $41,395, stock-based compensation expense of $42,183, stock-based professional fees of $97,817, amortization of debt discount of $95,922, non-cash interest expense for put premiums of $29,212, non-cash gain on debt extinguishment and inducement expense of $462,581, and gain from sale of nanoShield™ product line of $4,051,709, and changes in operating assets and liabilities consisting primarily of a decrease in accounts receivable of $188,934, an increase in inventory of $51,196, an increase in prepaid expenses of $15,434, an increase in contract assets of $52,487, a decrease in accounts payable of $50,027, an increase in accrued expenses of $8,040, an increase in contract liabilities of $157,363, an increase in accrued compensation of $49,812, and an increase in accrued interest – related party of $5,663.

Net Cash Provided by Investing Activities:

Net cash provided by investing activities was $4,042,631 for the six months ended June 30, 2023 as compared to $0 for the six months ended June 30, 2024.

During the six months ended June 30, 2023, we received net proceeds of $4,042,631 from the sale of our nanoShield™ product line and related technologies.

Net Cash Provided by (Used in) Financing Activities:

Net cash provided by financing activities was $271,908 for the six months ended June 30, 2024 as compared to net cash used in financing activities of $(1,715,198) for the six months ended June 30, 2023.

During the six months ended June 30, 2024, we received net proceeds from notes payable of $405,550. These proceeds were offset by the repayment of notes payable of $43,642 and the repayment of convertible notes payable of $90,000.

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

The following tables summarize our contractual obligations as of June 30, 2024, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-2 years	3-5 years	5 + years
Notes payable	$567,333	$533,856	$23,667	$9,810	$-
Convertible note payable	1,008,091	180,000	828,091	-	-
Interest on notes payable	176,800	176,800	-	-	-
Operating lease gross base rent	145,515	72,715	72,800	-	-
Total	$1,897,739	$963,371	$924,558	$9,810	$-

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements during the period presented as defined in the rules and regulations of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2024, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 20, 2022, we received an Order Directing Examination and Designating Officers to Take Testimony (a “Formal Order”) from the SEC. The Formal Order authorizes that an examination be made to determine whether a stop order should be issued under Section 8(d) of the Securities Act of 1933 with respect to the Company’s Registration Statement on Form S-1, and any supplements and amendments thereto. The Formal Order indicates that the Form S-1 may be deficient in that it may contain untrue statements of material fact or omit to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading concerning, among other things, the Company’s revenue and financial condition. On April 15, 2022, we filed an amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The restatement had the cumulative effect of decreasing the Company’s reported revenue for fiscal year 2020 by $102,569 and decreasing the Company’s bad debt expense for the same period by $102,569. There was no effect on the Company’s reported net loss for fiscal year 2020 or on the financial condition of the Company on December 31, 2020. The Company received a subpoena from the SEC on April 25, 2022, requesting all documents and communications concerning the review of C-Bond’s revenue recognition practices for fiscal year 2020. In response, the Company provided the requested information and its Chief Executive Officer provided his testimony regarding this Formal Order in October 2022. The Company also filed a request to withdraw its Registration Statement on Form S-1 (“S-1”) (File No. 333-261472) (the “Registration Statement”), filed by the Company with the Securities and Exchange Commission on December 3, 2021. The S-1 related to shares of common stock underlying certain convertible promissory notes held by selling securityholders. The S-1 was not declared effective and no securities were sold in reliance thereon. The Company and our Chief Executive Officer submitted offers to settle and close the pending SEC investigation, and on May 8, 2024, the SEC filed an administrative proceeding, File No. 3-21932, and agreed to accept the settlement offers and institute an Order. Without admitting or denying the SEC’s findings, C-Bond and its Chief Executive Officer consented to a cease-and-desist order and agreed to pay penalties of $175,000 and $50,000, respectively. The Chief Executive Officer also agreed, pursuant to Section 304 of the Sarbanes-Oxley Act, to reimburse C-Bond for a bonus of $21,961 in cash and 197 Series B preferred shares of stock, which he had received during the time C-Bond’s financial statements were misstated. In May 2024, the 197 Series B preferred shares were cancelled and the Chief Executive Officer issued a check to the Company in the amount of $21,961, which the Company expects to deposit before year end. The amount due of $21,961 is included in due from related party on the accompanying unaudited balance sheet as of June 30, 2024.  As of December 31, 2023, based on the settlement offers, the Company had accrued $175,000 of settlement expense association with this matter which is included in accrued expenses on the accompanying unaudited consolidated balance sheet. In connection with the settlement offer, in March 2024, the Company deposited $225,000 into escrow. Upon acceptance of the settlement offer by the SEC in May 2024, the escrow amount was paid to the SEC and the accordingly, the Company reduced accrued expenses by $175,000 and recorded an amount due from related party of $50,000 on the accompanying unaudited balance sheet as of June 30, 2024, which amount was repaid in August 2024.

On March 8, 2021, a former officer of the Company resigned. Both parties alleged certain claims against the other, including with respect to certain compensation claims. Neither party has filed litigation. The Company intends to vigorously defend itself against any possible claims and assert any relevant claims against the former executive and believes it will prevail. The Board of Directors of the Company have resolved and taken action in February 2024 to cause the forfeiture of equity and deferred compensation owed/outstanding by said officer. Accordingly, on February 8, 2024, the Board of Directors of the Company determined that 120 shares of Series B convertible preferred stock and 5,250,000 shares of the Company’s common stock shall be forfeited (See Note 9). Additionally, on February 8, 2024, the Company reversed accrued compensation that was outstanding to this former officer as of December 31, 2023 of $347,097 and accordingly, during the six months ended June 30, 2024, the Company recorded a gain on debt extinguishment of $347,097.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
4.1	Promissory Note, dated April 8, 2024, in favor of Investor (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K as filed on April 12, 2024).
10.1	Securities Purchase Agreement, dated April 8, 2024, between C-Bond Systems, Inc. and Investor (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K as filed on April 12, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C-BOND SYSTEMS, INC.

Dated: August 19, 2024	By:	/s/ Scott R. Silverman
Scott R. Silverman
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)