Form 10-Q
period 2024-09-30
C-Bond Systems, Inc
filed 2024-11-14
CIK 1421636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

There were 596,301,757 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding as of November 14, 2024.

C-BOND SYSTEMS, INC.

FORM 10-Q

SEPTEMBER 30, 2024

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$21,673	$736,461
Accounts receivable, net	226,645	424,091
Inventory	146,437	181,663
Prepaid expenses and other current assets	86,444	28,503
Due from related party	21,961	-
Contract assets	83,485	2,400

Total Current Assets	586,645	1,373,118

OTHER ASSETS:
Property and equipment, net	176,536	171,606
Right of use asset, net	113,205	158,484
Intangible asset, net	191,537	229,414
Goodwill	350,491	350,491

Total Other Assets	831,769	909,995

TOTAL ASSETS	$1,418,414	$2,283,113

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Convertible notes payable, net of discount - current portion	$654,050	$180,000
Notes payable, net of discount - current portion	271,636	81,908
Accounts payable	812,579	710,222
Accrued expenses	379,478	474,515
Accrued compensation	64,557	717,204
Contract liabilities	130,458	500,720
Lease liabilities, current portion	60,166	60,503

Total Current Liabilities	2,372,924	2,725,072

LONG-TERM LIABILITIES:
Convertible notes payable, net of current portion	783,091	918,091
Notes payable, net of current portion and discount	1,046,146	42,109
Lease liabilities, net of current portion	53,039	97,249

Total Long-term Liabilities	1,882,276	1,057,449

Total Liabilities	4,255,200	3,782,521

Commitments and Contingencies (See Note 10)

Series B convertible preferred stock: $0.10 par value, 100,000 shares designated; 1,189 and 1,144 shares issued and outstanding on September 30, 2024 and December 31, 2023, respectively ($1,251,310 redemption and liquidation value on September 30, 2024)	1,251,310	1,203,967

Series C convertible preferred stock: $0.10 par value, 100,000 shares designated; 6,550 and 15,150 shares issued and outstanding on September 30, 2024 and December 31, 2023, respectively ($1,171,371 redemption and liquidation value at September 30, 2024)	780,914	1,621,160

SHAREHOLDERS' DEFICIT:
Preferred stock: $0.10 par value, 2,000,000 shares authorized; 100,000 Series B and 100,000 Series C designated	-	-
Common stock: $0.001 par value, 4,998,000,000 shares authorized; 545,253,623 and 532,818,051 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	545,254	532,818
Additional paid-in capital	56,561,018	55,852,477
Accumulated deficit	(62,094,359)	(60,851,714)
Total C-Bond Systems, Inc. shareholders' deficit	(4,988,087)	(4,466,419)
Noncontrolling interest	119,077	141,884

Total Shareholders' Deficit	(4,869,010)	(4,324,535)

Total Liabilities and Shareholders' Deficit	$1,418,414	$2,283,113

See accompanying notes to the unaudited consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

SALES	$659,881	$813,951	$2,460,218	$1,743,226

COST OF SALES (excluding depreciation expense)	381,773	346,611	1,268,661	801,042

GROSS PROFIT	278,108	467,340	1,191,557	942,184

OPERATING EXPENSES:
Compensation and related benefits	(403,517)	(308,991)	(1,556,184)	(1,177,044)
Professional fees	(86,814)	(111,005)	(316,428)	(491,958)
General and administrative expenses	(150,836)	(161,975)	(515,884)	(483,279)

Total Operating Expenses	(641,167)	(581,971)	(2,388,496)	(2,152,281)

OTHER OPERATING INCOME:
Gain on sale of product line	-	-	-	4,051,709

(LOSS) INCOME FROM OPERATIONS	(363,059)	(114,631)	(1,196,939)	2,841,612

OTHER INCOME (EXPENSES):
(Loss) gain on debt extinguishment, net	(221,220)	9,250	126,770	471,831
Interest expense	(88,450)	(58,301)	(156,177)	(420,276)
Interest expense - related party	-	(386)	-	(6,049)

Total Other Income (Expenses), net	(309,670)	(49,437)	(29,407)	45,506

NET (LOSS) INCOME BEFORE NONCONTROLLING INTEREST	(672,729)	(164,068)	(1,226,346)	2,887,118

Net (income) loss of subsidiary attributable to noncontrolling interest	36,524	(28,657)	22,807	6,705
Preferred stock dividend	(11,008)	(13,483)	(39,106)	(40,788)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(647,213)	$(206,208)	$(1,242,645)	$2,853,035

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.00)	$(0.00)	$(0.00)	$0.01
Diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	545,253,623	524,747,583	541,386,297	478,703,698
Diluted	545,253,623	524,747,583	541,386,297	2,355,294,011

See accompanying notes to the unaudited consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Noncontrolling	Shareholders'
	# of Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, December 31, 2023	532,818,051	$532,818	$55,852,477	$(60,851,714)	$141,884	$(4,324,535)

Common stock issued for conversion of Series C preferred stock	11,554,535	11,555	28,445	-	-	40,000
Cancellation of common stock and Series B preferred shares	(5,250,000)	(5,250)	132,890	-	-	127,640
Preferred stock dividends	-	-	-	(14,349)	-	(14,349)
Beneficial conversion charge for issuance of Series B preferred shares for accrued compensation recorded as stock-based compensation	-	-	326,968	-	-	326,968
Net loss	-	-	-	(317,158)	9,510	(307,648)

Balance, March 31, 2024	539,122,586	539,123	56,340,780	(61,183,221)	151,394	(4,151,924)

Common stock issued for conversion of Series C preferred stock	6,131,037	6,131	13,869	-	-	20,000
Cancellation of Series B preferred shares	-	-	206,369	-	-	206,369
Preferred stock dividends	-	-	-	(13,749)	-	(13,749)
Net loss	-	-	-	(250,176)	4,207	(245,969)

Balance, June 30, 2024	545,253,623	545,254	56,561,018	(61,447,146)	155,601	(4,185,273)

Preferred stock dividends	-	-	-	(11,008)	-	(11,008)
Net loss	-	-	-	(636,205)	(36,524)	(672,729)

Balance, September 30, 2024	545,253,623	$545,254	$56,561,018	$(62,094,359)	$119,077	$(4,869,010)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Noncontrolling	Shareholders'
	# of Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, December 31, 2022	350,270,172	$350,270	$55,141,503	$(62,693,184)	$150,742	$(7,050,669)

Common stock issued for cash and accrued compensation	54,545,455	54,545	245,455	-	-	300,000
Common stock issued for professional fees	6,666,667	6,667	33,333	-	-	40,000
Common stock issued for accrued compensation	9,636,364	9,636	43,364	-	-	53,000
Common stock issued for conversion of Series C preferred stock	26,585,614	26,586	74,814	-	-	101,400
Preferred stock dividends	-	-	-	(13,687)	-	(13,687)
Accretion of stock-based compensation	-	-	12,137	-	-	12,137
Net loss	-	-	-	(706,365)	(16,722)	(723,087)

Balance, March 31, 2023	447,704,272	447,704	55,550,606	(63,413,236)	134,020	(7,280,906)

Common stock issued for professional fees	6,500,000	6,500	32,950	-	-	39,450
Common stock issued for compensation	2,500,000	2,500	23,500	-	-	26,000
Common stock issued for conversion of Series C preferred stock	23,157,922	23,158	59,442	-	-	82,600
Common stock issued for conversion of debt, accrued interest and fees	43,371,481	43,372	157,017	-	-	200,389
Preferred stock dividends	-	-	-	(13,618)	-	(13,618)
Accretion of stock-based compensation	-	-	4,046	-	-	4,046
Net income	-	-	-	3,792,913	(18,640)	3,774,273

Balance, June 30, 2023	523,233,675	523,234	55,827,561	(59,633,941)	115,380	(3,167,766)

Common stock issued for professional fees	1,000,000	1,000	3,500	-	-	4,500
Common stock issued for conversion of Series C preferred stock	8,584,376	8,584	21,416	-	-	30,000
Preferred stock dividends	-	-	-	(13,483)	-	(13,483)
Net loss	-	-	-	(192,725)	28,657	(164,068)

Balance, September 30, 2023	532,818,051	$532,818	$55,852,477	$(59,840,149)	$144,037	$(3,310,817)

See accompanying notes to the unaudited consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,226,346)	$2,887,118
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	75,104	63,953
Amortization of debt discount to interest expense	48,705	96,075
Interest expense for put premium on convertible notes	-	29,212
Non-cash interest expense from fees on debt conversion	-	2,250
Stock-based compensation	376,968	42,183
Stock-based professional fees	-	119,700
Non-cash gain on debt extinguishment	(126,770)	(471,831)
Gain from sale of nanoShield product line	-	(4,051,709)
Lease costs	732	660
Non-cash compensation claw back	(21,961)	-
Bad debt expense (recovery)	7,021	(10,331)
Change in operating assets and liabilities:
Accounts receivable	190,425	8,970
Inventory	35,226	(42,388)
Prepaid expenses and other assets	(57,941)	(734)
Contract assets	(81,085)	279
Accounts payable	102,357	(55,162)
Accrued expenses	(95,143)	23,285
Accrued interest - related party	-	(9,641)
Accrued compensation	6,450	26,041
Contract liabilities	(370,262)	113,790

NET CASH USED IN OPERATING ACTIVITIES	(1,136,520)	(1,228,280)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(42,157)	(114,770)
Proceeds from sale of Nanoshield product line	-	4,042,631

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(42,157)	3,927,861

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	275,000
Proceeds from notes payable	775,837	291,621
Repayment of notes payable	(176,948)	(1,807,414)
Repayment of note payable - related party	-	(250,000)
Proceeds from convertible notes payable	-	50,000
Repayment of convertible notes payable	(135,000)	(222,750)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	463,889	(1,663,543)

NET (DECREASE) INCREASE IN CASH	(714,788)	1,036,038

CASH, beginning of period	736,461	97,091

CASH, end of period	$21,673	$1,133,129

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$124,558	$225,739
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as prepaid for services	$-	$83,950
Common stock issued for accrued compensation	$-	$78,000
Series B preferred stock issued for accrued compensation	$312,000	$144,000
Preferred stock dividends accrued	$39,106	$40,788
Conversion of Series C preferred stock to common stock	$60,000	$214,000
Conversion of notes payable and accrued interest to common stock	$-	$198,139
Reclassification of Series B preferred stock to additional paid-in capital	$334,009	$-
Reclassification of Series C preferred to notes payable	$800,000	$-
Reclassification of notes payable to convertible notes payable	$284,408	$-

See accompanying notes to the unaudited consolidated financial statements.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024
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

SEPTEMBER 30, 2024
(UNAUDITED)

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

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $1,226,346 for the nine months ended September 30, 2024. Net cash used in operations was $1,136,520 and $1,228,280 for the nine months ended September 30, 2024 and 2023, respectively. Additionally, as of September 30, 2024, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $62,094,359, $4,869,010 and $1,786,279, respectively. On September 30, 2024, the Company had cash of $21,673. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of common shares and preferred shares, and from the issuance of promissory notes and convertible promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates during the nine months ended September 30, 2024 and 2023 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete or slow moving inventory, estimates used in the calculation of progress towards completion on uncompleted jobs, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the estimate of the fair value lease liability and related right of use asset, the valuation of redeemable and mandatorily redeemable preferred stock, the value of beneficial conversion features and deemed dividends, the valuation allowances for deferred tax assets, and the fair value of non-cash equity transactions.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024
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

Cash and Cash Equivalents

For the purposes of the unaudited consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company had no cash equivalents as of September 30, 2024 and December 31, 2023.

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

SEPTEMBER 30, 2024
(UNAUDITED)

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

Warranty Liability

The Company provides limited warranties on its products for product defects for periods ranging from 12 months to the life of the product. Warranty costs may include the cost of product replacement, refunds, labor costs and other costs. Allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product warranty claim rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 12 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial. The warranty liability is included in accrued expenses on the accompanying unaudited consolidated balance sheets and amounted to $1,000 on September 30, 2024 and December 31, 2023, respectively. During the nine months ended September 30, 2024 and 2023, warranty costs were de minimis.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024
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

Shipping and Handling Costs

Shipping and handling costs incurred for product shipped to customers are included in general and administrative expenses and amounted to $18,283 and $10,203 for the nine months ended September 30, 2024 and 2023, respectively. Shipping and handling costs charged to customers are included in sales.

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and includes costs such as labor, materials, and other allocated costs incurred. For the nine months ended September 30, 2024 and 2023, research and development costs incurred in the development of the Company’s products were $0.

Advertising Costs

The Company may participate in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the nine months ended September 30, 2024 and 2023, advertising costs charged to operations were $48,344 and $27,242, respectively, and are included in general and administrative expenses on the accompanying unaudited consolidated statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which shall been deducted from sales.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024
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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2024 and December 31, 2023, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2018. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of September 30, 2024 and December 31, 2023.

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

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. The Company does not have any finance leases as of September 30, 2024 and December 31, 2023. The Company’s leases generally have terms that range from three to four years for property and equipment and five years for property. The Company elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

SEPTEMBER 30, 2024
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

The following table presents a reconciliation of basic and diluted net income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income per common share - basic:
Net (loss) income attributable to common shareholders	$(647,213)	$(206,208)	$(1,242,645)	$2,853,035
Weighted average common shares outstanding – basic	545,253,623	524,747,583	541,386,297	478,703,698
Net (loss) income per common share – basic	$(0.00)	$(0.00)	$(0.00)	$0.01

Net (loss) income per common share - diluted:
Net (loss) income attributable to common shareholders - basic	$(647,213)	$(206,208)	$(1,242,645)	$2,853,035
Add: preferred stock dividends	-	-	-	40,788
Add: interest of convertible debt	-	-	-	138,837
Numerator for (loss) income per common share – diluted	$(647,213)	$(206,208)	$(1,242,645)	$3,032,660

Weighted average common shares outstanding – basic	545,253,623	524,747,583	541,386,297	478,703,698
Add: dilutive shares related to:
Convertible debt	-	-	-	1,145,833,333
Series B preferred	-	-	-	327,376,230
Series C preferred	-	-	-	403,380,750
Weighted average common shares outstanding – diluted	545,253,623	524,747,583	541,386,297	2,355,294,011
Net (loss) income per common share – diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

For the three and nine months ended September 30, 2024 and for the three months ended September 30, 2023, all potentially dilutive securities were excluded from the computation of diluted common shares outstanding as they would have an anti-dilutive impact on the Company’s net loss.

As of September 30, 2024 and 2023, common share equivalents and potentially dilutive securities consisted of the following:

	September 30,
	2024	2023
Stock options	6,770,698	8,445,698
Warrants	33,200,000	34,000,000
Series B preferred stock	357,819,360	327,376,230
Series C preferred stock	400,468,718	403,380,750
Convertible debt	1,215,950,855	1,145,833,333
	2,014,209,631	1,919,036,011

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024
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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024
(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE

On September 30, 2024 and December 31, 2023, accounts receivable consisted of the following:

	September 30, 2024	December 31, 2023
Accounts receivable	$271,409	$459,414
Less: allowance for doubtful accounts	(44,764)	(35,323)
Accounts receivable, net	$226,645	$424,091

For the nine months ended September 30, 2024 and 2023, bad debt expense (recovery) amounted to 7,021 and $(10,331), respectively.

NOTE 4 – INVENTORY

On September 30, 2024 and December 31, 2023, inventory consisted of the following:

	September 30, 2024	December 31, 2023
Finished goods	$146,437	$181,663
Total Inventory	$146,437	$181,663

For the nine months ended September 30, 2024 and 2023, the Company did not record any allowance for slow moving inventory.

NOTE 5 – PROPERTY AND EQUIPMENT

On September 30, 2024 and December 31, 2023, property and equipment consisted of the following:

	Useful Life	September 30, 2024	December 31, 2023
Machinery and equipment	5 – 7 years	$73,411	$73,411
Furniture and office equipment	3 – 7 years	2,061	2,061
Vehicles	1 – 5 years	110,207	68,050
Leasehold improvements	3 – 5 years	110,645	110,645
		296,324	254,167
Less: accumulated depreciation		(119,788)	(82,561)
Property and equipment, net		$176,536	$171,606

For the nine months ended September 30, 2024 and 2023, depreciation expense was included in general and administrative expenses and amounted to $37,227 and $26,075, respectively.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024
(UNAUDITED)

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

On September 30, 2024 and December 31, 2023, intangible assets and goodwill, which were acquired from Patriot Glass in 2021, consisted of the following:

	Useful life	September 30, 2024	December 31, 2023
Customer relations	5 years	$212,516	$212,516
Non-compete	5 years	40,000	40,000
Trade name (non-amortizable)	-	100,000	100,000
		352,516	352,516
Less: accumulated amortization		(160,979)	(123,102)
Intangible assets, net		$191,537	$229,414

	Useful life	September 30, 2024	December 31, 2023
Goodwill	-	$350,491	$350,491

For the nine months ended September 30, 2024 and 2023, amortization expense of amortizable intangible assets amounted to $37,877 and $37,878, respectively. On September 30, 2024, accumulated amortization amounted to $135,479 and $25,500 for the customer relations and non-compete, respectively. On December 31, 2023, accumulated amortization amounted to $103,602 and $19,500 for the customer relations and non-compete, respectively.

Amortization of intangible assets with identifiable useful lives that is attributable to future periods is as follows:

Twelve months ending September 30:	Amount
2025	$50,503
2026	41,034
Total	$91,537

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024
(UNAUDITED)

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024
(UNAUDITED)

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

As of September 30, 2024 and December 31, 2023, the principal balance of the New Note was $963,091 and $1,098,091, respectively. Additionally, as of September 30, 2024 and December 31, 2023, accrued interest payable amounted to $176,184 and $176,184, respectively, which is reflected in accrued expenses on the accompanying unaudited consolidated statements of operations. Under the terms of the Agreement, $176,184 of accrued interest is subject to forgiveness if the Company complies with the terms of the Agreement. In October 2024, the Company ceased making payments and is in discussion with Mercer to extend the Agreement. As of the date of this report, Mercer has not declared any default.

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

SEPTEMBER 30, 2024
(UNAUDITED)

1800 Diagonal Lending Convertible Debt

2022/2023

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

2024

On March 1, 2024, the Company executed a Promissory Note (the “March 2024 Note”) in favor of Diagonal in the aggregate principal amount of $157,000 (the “Principal”), and an accompanying Securities Purchase Agreement (“SPA”). Through August 15, 2024, the March 2024 Note was only convertible into shares of the Company’s common stock in the event of a default. On August 15, 2024, the Company entered into two amendments to the March 2024 Note. The amendments to the March 2024 Note changed the number and dollar amount of mandatory monthly payments to be paid to 9 payments, each in the amount of $17,877 (a total payback to the Holder of $160,893). The first payment shall be due August 30, 2024, with 8 subsequent payments due on the 30th day of each month thereafter. The amendments to the March 2024 Note also made the March 2024 Note convertible at any time at Diagonal’s option and changed the conversion price to 65% multiplied by the lowest closing bid price during the 10 trading days prior to the conversion date (representing a discount rate of 35%). All other terms in the March 2024 Note remain the same. Accordingly, on August 15, 2024, the principal amount outstanding of $139,548 was reclassified from notes payable to convertible notes payable (See Note 8). Among other things, an event of default (“Event of Default”) shall occur if the Company fails to pay the principal or interest when due on the March 2024 Note, whether at maturity, upon acceleration or otherwise. Upon the occurrence of any Event of Default, the March 2024 Note shall become immediately due and payable and the Company shall pay to the Investor, in full satisfaction of its obligations hereunder, an amount equal to 220% times the sum of the then outstanding principal amount of this March 2024 Note plus accrued and unpaid interest on the unpaid principal amount of this March 2024 Note to the date of payment plus Default Interest, if any. At no time may the Note be converted into shares of our common stock if such conversion would result in the Investor and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock. As of September 30, 2024, the principal balance of the March 2024 Note was $139,548 (See Note 17).

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024
(UNAUDITED)

On April 8, 2024, the Company executed a Promissory Note (the “April 2024 Note”) in favor of Diagonal in the aggregate principal amount of $127,693 (the “Principal”), and an accompanying Securities Purchase Agreement (“SPA”). The April 2024 Note was funded on April 10, 2024, in the amount of $100,000. Through August 15, 2024, the April 2024 Note was only convertible into shares of the Company’s common stock in the event of a default. On August 15, 2024, the Company entered into two amendments to its April 2024 Note in favor of Diagonal in the principal amount of $127,693. The amendments to the April 2024 Note changed the number and dollar amount of mandatory monthly payments to be paid to 9 payments, each in the amount of $21,980 (a total payback to the Holder of $197,820). The first payment shall be due August 13, 2024, with 8 subsequent payments due on the 15th day of each month thereafter. The amendments to the April 2024 Note also made the April 2024 Note convertible at any time at Diagonal’s option and changed the conversion price to 65% multiplied by the lowest closing bid price during the 10 trading days prior to the conversion date (representing a discount rate of 35%). All other terms in the April 2024 Note remain the same. Accordingly, on August 15, 2024, the principal amount outstanding of $97,407 was reclassified from notes payable to convertible notes payable (See Note 8). A one-time interest charge of 12% (the “Interest Rate”) shall be applied on the issuance date to the Principal. Under the terms of the original April 2024 Note, the Company was required to make monthly payments beginning on August 15, 2024. Any amount of principal or interest on the April 2024 Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid (“Default Interest”). Among other things, an event of default (“Event of Default”) shall occur if the Company fails to pay the principal or interest when due on the Note, whether at maturity, upon acceleration or otherwise. Upon the occurrence of any Event of Default, the April 2024 Note shall become immediately due and payable and the Company shall pay to the Investor, in full satisfaction of its obligations hereunder, an amount equal to 220% times the sum of the then outstanding principal amount of this April 2024 Note plus accrued and unpaid interest on the unpaid principal amount of this April 2024 Note to the date of payment plus Default Interest, if any. At no time may the April 2024 Note be converted into shares of our common stock if such conversion would result in the Investor and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares. As of September 30, 2024, the principal balance of the April 2024 Note was $97,407 (See Note 17).

On June 5, 2024, the Company executed a Promissory Note (the “June 2024 Note”) in favor of Diagonal in the aggregate principal amount of $67,500 (the “Principal”), and an accompanying Securities Purchase Agreement (“SPA”). The June 2024 Note was funded on June 5, 2024, in the amount of $50,000, net of original issue discount and fees of $17,500. Under the terms of the June 2024 Note, the Company is required to make nine monthly payments of principal and interest of $8,775 beginning on July 15, 2024. Any amount of principal or interest on the April 2024 Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid (“Default Interest”). Through August 15, 2024, the June 2024 Note was only convertible into shares of the Company’s common stock in the event of a default.

On August 15, 2024, the Company entered into an amendment to its June 2024 Note in favor of Diagonal in the principal amount of $67,500. The amendment to the June 2024 Note made the June 2024 Note convertible at any time at Diagonal’s option and changed the conversion price to 65% multiplied by the lowest closing bid price during the 10 trading days prior to the conversion date (representing a discount rate of 35%). All other terms in the June 2024 Note remain the same. Accordingly, on August 15, 2024, the principal amount outstanding of $47,453 was reclassified from notes to convertible notes payable (See Note 8). Among other things, an event of default (“Event of Default”) shall occur if the Company fails to pay the principal or interest when due on the June 2024 Note, whether at maturity, upon acceleration or otherwise. Upon the occurrence of any Event of Default, the June 2024 Note shall become immediately due and payable and the Company shall pay to the Investor, in full satisfaction of its obligations hereunder, an amount equal to 220% times the sum of the then outstanding principal amount of this June 2024 Note plus accrued and unpaid interest on the unpaid principal amount of this June 2024 Note to the date of payment plus Default Interest, if any. At no time may the June 2024 Note be converted into shares of our common stock if such conversion would result in the Investor and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of the Company’s common stock. As of September 30, 2024, the principal balance of the June 2024 Note was $47,453 (See Note 17).

In accordance with ASC 470-50, Debt Modifications and Extinguishments, on August 15, 2024, in connection with the amendments to the March 2024 Note, April 2024 Note and June 2024 Note discussed above (the “Amendments”), the Company performed an assessment of whether the Amendments were deemed to be new debt, a modification of existing debt, or an extinguishment of existing debt. The Company evaluated the Amendments for debt modification and concluded that the debt qualified for debt extinguishment. On August 15, 2024, the Company agreed to make the March 2024 Note, April 2024 Note and July 2024 Note convertible, at the option of the holder, at a conversion price of 65% multiplied by the lowest closing bid price during the 10 trading days prior to the conversion date (representing a discount rate of 35%). Chanes to the payments term of the March 2024 Note and April 2024 did not materially change the cash flows of the note and all other terms of these notes remained unchanged. The Company determined the transaction was considered a debt extinguishment because the change in conversion price was substantial. Upon extinguishment, the Company had $31,578 of unamortized debt discount recorded which it wrote off to loss on debt extinguishment, net.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024
(UNAUDITED)

On August 15, 2024, the Company accounted for the amended March 2024 Note, April 2024 Note, and June 2024 Note as stock settled debt under ASC 480 and recorded an aggregate debt premium of $189,642 with a charge to loss of debt extinguishment.

For the nine months ended September 30, 2024 and 2023, amortization of debt discounts related to the convertible notes payable amounted to $0 and $2,627, respectively, which has been included in interest expense on the accompanying unaudited consolidated statements of operations.

On September 30, 2024 and December 31, 2023, accrued interest payable under all outstanding convertible notes discussed above amounted to $176,184 and $176,184, respectively, and was included in accrued expenses on the accompanying unaudited consolidated balance sheets.

On September 30, 2024 and December 31, 2023, convertible notes payable consisted of the following:

	September 30, 2024	December 31, 2023
Convertible notes payable	$1,247,499	$1,098,091
Put premium	189,642	-
Convertible notes payable, net	1,437,141	1,098,091
Less: current portion of convertible notes payable	(654,050)	(180,000)
Convertible notes payable – long-term	$783,091	$918,091

On September 30, 2024, future annual principal maturities of convertible notes payable are as follows:

September 30,	Amount
2025	$464,408
2026	180,000
2027	603,091
Total convertible notes payable on September 30, 2024	$1,247,499

NOTE 8 – NOTES PAYABLE

On September 30, 2024 and December 31, 2023, notes payable consisted of the following:

	September 30, 2024	December 31, 2023
Notes payable	$1,315,882	$105,958
Note payable – PPP note	10,894	18,823
Total notes payable	1,326,776	124,781
Less: unamortized debt discount	(8,994)	(764)
Note payable, net	1,317,782	124,017
Less: current portion of notes payable, net of discount	(271,636)	(81,908)
Notes payable – long-term	$1,046,146	$42,109

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024
(UNAUDITED)

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

On July 22, 2021, in connection with the acquisition of Patriot Glass, the Company’s subsidiary, Patriot Glass, assumed vehicle and equipment loans in the amount of $95,013. These loans bear interest at rates ranging from 6.79% to 8.24% and are payable monthly through April 2025. On September 30, 2024 and December 31, 2023, notes payable related to these vehicle and equipment loans amounted to $3,898 and $8,250, respectively.

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

During the year ended December 31, 2023, in connection with the acquisition of a vehicle and an air conditioner unit, the Company’s subsidiary, Patriot Glass, entered into three vehicle and equipment loans in the amount of $117,721. These loans bear interest at rates ranging from 10.0% to 35.1% and are payable monthly through September 2028. On September 30, 2024 and December 31, 2023, notes payable related to the vehicle and equipment loans amounted to $55,950 and $97,708, respectively.

On February 21, 2024, the Company’s subsidiary, Patriot Glass, entered into a Promissory Note (the “February 2024 Note”) with a lender in the principal amount of $50,000 and received net proceeds of $49,000, net of original issue discount of $1,000, which was reflected as a debt discount to be amortized into interest expense over the term of the note. The February 2024 Note bears interest at an effective rate of 33.4% per annum and all outstanding principal and accrued and unpaid interest is due on August 21, 2025. On September 30, 2024, the principal amount due on the February 2024 Note is $33,425.

On June 17, 2024, the Company’s subsidiary, Patriot Glass, entered into a Merchant Loan (the “June 2024 Merchant Loan”) with a lender in the principal amount of $85,000 and received net proceeds of $81,550, net of fees of $3,450, which was reflected as a debt discount to be amortized into interest expense over the term of the note. The June 2024 Merchant Loan requires a weekly payment of principal and interest of $2,988 through March 19, 2025 for an effective interest rate of 85.9%. On September 30, 2024, the principal amount due on the June 2024 Merchant Loan is $60,790.

On July 24, 2024, in connection with the acquisition of a vehicle, the Company’s subsidiary, Patriot Glass, entered into a vehicle loan in the amount of $42,157. The loan bears interest at 8.96% and is payable monthly through August 2029. On September 30, 2024, note payable related to this vehicle amounted to $41,594.

On July 31, 2024, the Company’s subsidiary, Patriot Glass, entered into a Merchant Loan (the “July 2024 Merchant Loan”) with a lender in the principal amount of $75,000 and received net proceeds of $73,030, net of fees of $1,970, which was reflected as a debt discount to be amortized into interest expense over the term of the note. The July 2024 Merchant Loan requires a weekly payment of principal and interest of $3,022 through April 2025. On September 30, 2024, the principal amount due on the July 2024 Merchant Loan is $62,941.

On August 9, 2024, the Company entered into a Promissory Note and Security Agreement (the “August 2024 Note”) with a Private investor (the “Private Investor”) in the principal amount of $990,000 in connection with the conversion of 8,000 shares Series C Preferred Stock held by the Private Investor with a stated value of $800,000 plus additional cash proceeds from the Private Investor of $190,000. The August 2024 Note consists of $800,000 stated value of Series C Preferred stock converted plus additional cash proceeds of $190,000 received from the Private Investor. The August 2024 Note shall bear interest at 6% per annum. The Company shall pay quarterly interest expense of $14,850 starting on October 1, 2024 and continuing until the maturity date, which is the earlier of August 9, 2027, or a change of control in the Company, as defined in the August 2024 Note. All outstanding principal and unpaid interest is due on the maturity date. The August 2024 Note is secured by all assets of the Company.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024
(UNAUDITED)

On September 19, 2024, the Company’s subsidiary, Patriot Glass, entered into a Merchant Loan (the “September 2024 Merchant Loan”) with a lender in the principal amount of $70,000 and received net proceeds of $65,100, net of fees of $4,900, which was reflected as a debt discount to be amortized into interest expense over the term of the note. The September 2024 Merchant Loan requires a weekly payment of principal and interest of $4,287 through September 2025. On September 30, 2024, the principal amount due on the September 2024 Merchant Loan is $67,284.

PPP Loan

On April 28, 2020, the Company entered into a Paycheck Protection Program Promissory Note (the “PPP Note”) with respect to a loan of $156,200 (the “PPP Loan”) from Comerica Bank. The PPP Loan was obtained pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES act”) administered by the U.S. Small Business Administration (“SBA”). The PPP Loan matured on April 28, 2022 and bears interest at a rate of 1.00% per annum. The PPP Loan was payable in 18 equal monthly payments of approximately $8,900 commencing November 1, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Company applied for forgiveness of its PPP Loan, and on November 4, 2021, the Company was notified that the Small Business Administration forgave $95,000 of the principal loan amount and $1,442 of interest. On February 29, 2029, the Company entered into a payment plan arrangement with the SBA and agreed to pay the remaining balance of $17,824 by making 17 monthly payments of $990 and a final payment of $994. On September 30, 2024 and December 31, 2023, the principal amount due under the PPP Loan amounted to $10,894 and $18,823, respectively. As of September 30, 2024 and December 31, 2023, accrued interest payable amounted to $0 and $358, respectively.

1800 Diagonal Lending Note Payable - March 2024

On March 1, 2024, the Company executed a Promissory Note (the “March 2024 Note”) in favor of Diagonal in the aggregate principal amount of $157,000 (the “Principal”), and an accompanying Securities Purchase Agreement (“SPA”). The March 2024 Note was funded on March 4, 2024, in the amount of $125,000, which is net of an original issue discount of $13,000 and a one-time interest charge at 12% (the “Interest Rate”) of approximately $19,000 was applied on the issuance date to the Principal. Under the terms of the original March 2024 Note, the Company was required to make monthly payments beginning on August 30, 2024 and the Note was to mature on December 30, 2024. Any amount of principal or interest on this March 2024 Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid (“Default Interest”). Through August 15, 2024, the March 2024 Note was only convertible into shares of the Company’s common stock in the event of a default. On August 15, 2024, the Company entered into two amendments to the March 2024 Note. The amendments to the March 2024 Note changed the number and dollar amount of mandatory monthly payments, made the March 2024 Note convertible at any time at Diagonal’s option, and changed the conversion price to 65% multiplied by the lowest closing bid price during the 10 trading days prior to the conversion date (representing a discount rate of 35%). All other terms in the March 2024 Note remain the same. Accordingly, on August 15, 2024, the principal amount outstanding of $139,548 was reclassified to convertible notes payable (See Note 7).

1800 Diagonal Lending Note Payable – April 2024

On April 8, 2024, the Company executed a Promissory Note (the “April 2024 Note”) in favor of Diagonal in the aggregate principal amount of $127,693 (the “Principal”), and an accompanying Securities Purchase Agreement (“SPA”). The April 2024 Note was funded on April 10, 2024, in the amount of $100,000, net of original issue discount and fees of $27,693. Through August 15, 2024, the April 2024 Note was only convertible into shares of the Company’s common stock in the event of a default. On August 15, 2024, the Company entered into two amendments to its April 2024 Note in favor of Diagonal in the principal amount of $127,693. The amendments to the April 2024 Note changed the number and dollar amount of mandatory monthly payments, made the April 2024 Note convertible at any time at Diagonal’s option, and changed the conversion price to 65% multiplied by the lowest closing bid price during the 10 trading days prior to the conversion date (representing a discount rate of 35%). All other terms in the April 2024 Note remain the same. Accordingly, on August 15, 2024, the principal amount outstanding of $97,407 was reclassified to convertible notes payable (See Note 7).

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024
(UNAUDITED)

1800 Diagonal Lending Note Payable – June 2024

On June 5, 2024, the Company executed a Promissory Note (the “June 2024 Note”) in favor of Diagonal in the aggregate principal amount of $67,500 (the “Principal”), and an accompanying Securities Purchase Agreement (“SPA”). The June 2024 Note was funded on June 5, 2024, in the amount of $50,000, net of original issue discount and fees of $17,500. Under the terms of the June 2024 Note, the Company is required to make nine monthly payments of principal and interest of $8,775 beginning on July 15, 2024. Any amount of principal or interest on the April 2024 Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid (“Default Interest”). Through August 15, 2024, the June 2024 Note was only convertible into shares of the Company’s common stock in the event of a default. On August 15, 2024, the Company entered into an amendment to its June 2024 Note in favor of Diagonal in the principal amount of $67,500. The amendment to the June 2024 Note made the June 2024 Note convertible at any time at Diagonal’s option and changed the conversion price to 65% multiplied by the lowest closing bid price during the 10 trading days prior to the conversion date (representing a discount rate of 35%). All other terms in the June 2024 Note remain the same. Accordingly, on August 15, 2024, the principal amount outstanding of $47,453 was reclassified to convertible notes payable (See Note 7).

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

On September 30, 2024 and December 31, 2023, the principal amount due and accrued interest payable under this Note amounted to $0.

Mercer Street Global Opportunity Fund Notes

On March 14, 2022, the Company entered into an Original Issue Discount Promissory Note and Security Agreement (the “March 2022 Note”) in the principal amount of $197,500 with Mercer Street Global Opportunity Fund, LLC (the “Investor”). The March 2022 Note was funded on March 14, 2022 and the Company received net proceeds of $175,000 which is net of an original issue discount and investor legal fees of $22,500. The original issue discount was recorded as a debt discount to be amortized over the life of the March 2022 note. On September 30, 2024 and December 31, 2023, the principal balance due and accrued interest payable on the March 2022 Note amounted to $0. In May 2023, the March 2022 Note and all accrued interest due was paid in full (See Note 16).

On November 22, 2022, the Company entered into a Promissory Note and Security Agreement (the “November 2022 Note”) with a principal amount of $65,000 with the Investor. The November 2022 Note was funded on November 22, 2022 and the Company received net proceeds of $62,500 which is net of Investor legal fees of $2,500. The legal fees were recorded as a debt discount to be amortized over the life of the November 2022 note. The November 2022 Note was to mature on August 22, 2023 and bore interest at a rate of 8% per annum. On September 30, 2024 and December 31, 2023, the principal balance due and accrued interest payable on the November 2022 Note amounted to $0. In May 2023, the November 2022 Note and all accrued interest due was paid in full and the Company recorded a gain on debt extinguishment of approximately $18,900 (See Note 16).

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024
(UNAUDITED)

GS Capital Debt

On June 23, 2022, the Company entered into a Securities Purchase Agreement (“Agreement”) with GS Capital Partners, LLC (“GS Capital”), pursuant to which a Promissory Note (the “GS Capital June 2022 Note”) was made to GS Capital in the aggregate principal amount of $195,000. The GS Capital June 2022 Note was purchased for $176,000, reflecting an original issuance discount of $19,000, and was funded on June 24, 2022 (less legal and other administrative fees). The Company received net proceeds of $148,420. In 2022, the Company issued GS Capital a total of 1,750,000 commitment shares (“Commitment Shares”) as additional consideration for the purchase of this Note. Through December 31, 2022, the Company paid $53,512 of principal balance and during the year ended December 31, 2023, paid principal balance of $79,488. During April and May 2023, the Company issued 21,371,481 shares of its common stock upon the conversion of the remaining principal amount of $62,000, accrued interest of $4,139, and fees of $2,250 (See Note 9). On September 30, 2024 and December 31, 2023, the principal balance due on the GS Capital Note and accrued interest payable amounted to $0 (See Note 16).

On July 26, 2022, the Company closed a Securities Purchase Agreement (“July 2022 Agreement”) with GS Capital, pursuant to which a Promissory Note (“GS Capital July 2022 Note”) was made to GS Capital in the aggregate principal amount of $195,000. The GS Capital July 2022 Note was purchased for $176,000, reflecting an original issuance discount of $19,000, and was funded on July 28, 2022 (less legal and other administrative fees). The Company received net proceeds of $158,920. In 2022, the Company issued GS Capital a total of 2,600,000 commitment shares (“July 2022 Commitment Shares”) as additional consideration for the purchase of the July 2022 Note. In addition, in 2022, the Company issued 998,008 of its common stock to the placement agent as a fee for the capital raise, respectively. The July Commitment Shares and the placement agent shares were recorded as a debt discount of $34,606 based on the relative fair value method to be amortized over the life of the Note. Principal and interest payments were payable in 10 installments of $21,060 each beginning on the 90th-day anniversary following the issue date and continuing thereafter each 30 days for nine months. The GS Capital July 2022 Note was to mature 12 months after issuance and bore interest at a rate of 8% per annum. On December 15, 2022, the Company and GS Capital entered into a letter agreement to extend the due date of the GS Capital July 2022 note by 60 days. Specifically, the maturity date of the GS Capital July 2022 note was extended to September 26, 2023 and the next payment due date was extended to February 28, 2023. Through December 31, 2022, the Company paid $34,120 of principal balance and in May 2023, the Company paid the remaining principal balance of $160,880 and all accrued interest due in full (See Note 16). On September 30, 2024 and December 31, 2023, the principal balance due on the GS Capital July 2022 Note and accrued interest payable amounted to $0.

On September 6, 2022, the Company closed a Securities Purchase Agreement (“September 2022 Agreement”) with GS Capital, pursuant to which a Promissory Note (“September 2022 Note”) was made to GS Capital in the aggregate principal amount of $195,000. The September 2022 Note was purchased for $176,000, reflecting an original issuance discount of $19,000, and was funded on September 6, 2022 (less legal and other administrative fees). The Company received net proceeds of $158,920. In 2022, the Company issued GS Capital a total of 3,300,000 commitment shares (“September 2022 Commitment Shares”) as additional consideration for the purchase of the September 2022 Note. In addition, in 2022, the Company issued 773,626 of its common stock to the placement agent as fee for the capital raise, respectively. The September Commitment Shares and the placement agent shares were recorded as a debt discount of $30,326 based on the relative fair value method to be amortized over the life of the Note. Principal and interest payments were payable in 9 installments of $23,400 each beginning on the 120th-day anniversary following the issue date and continuing thereafter each 30 days for eight months. The September 2022 Note was to mature 12 months after issuance and bore interest at a rate of 8% per annum. In the event that following the Issue Date the closing trading price of the Company’s common stock was then being traded below $0.009 per share for more than ten consecutive trading days, then the conversion price shall be equal to $0.0032 per share. On December 15, 2022, the Company and GS Capital entered into a letter agreement to extend the due date of the GS Capital September 2022 note by 60 days. Specifically, the maturity date of the GS Capital September 2022 note was extended to November 6, 2023 and the next payment due date was extended to March 6, 2023. In May 2023, the GS Capital September 2022 Note and all accrued interest due was paid in full (See Note 16). On September 30, 2024 and December 31, 2023, the principal balance due on the GS Capital September 2022 Note and accrued interest payable amounted to $0.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024
(UNAUDITED)

In May 2023, the GS Capital June 2022 Note, the GS Capital July 2022 Note, and the September 2022 Note were paid in full without any default penalty and the Company recorded a gain on debt extinguishment of approximately $25,400 (see Note 16).

For the nine months ended September 30, 2024 and 2023, amortization of debt discounts related to all the above notes payable amounted to $48,705 and $93,448, respectively, which has been included in interest expense on the accompanying unaudited consolidated statements of operations.

On September 30, 2024, future annual maturities of notes payable are as follows:

September 30,	Amount
2025	$280,630
2026	14,379
2027	1,005,675
2028	17,220
2029	8,872
Total principal amount of notes payable on September 30, 2024	$1,326,776

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

SEPTEMBER 30, 2024
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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024
(UNAUDITED)

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

During the nine months ended September 30, 2024 and 2023, the Company accrued dividends of $19,352 and $16,996, respectively, which was included in Series B convertible preferred stock on the accompanying unaudited consolidated balance sheets.

As of September 30, 2024, the net Series B Preferred Stock balance was $1,251,310, which includes stated value of $1,189,623 and accrued dividends payable of $61,687. As of December 31, 2023, the net Series B Preferred Stock balance was $1,203,967, which includes stated value of $1,144,624 and accrued dividends payable of $59,343. The net Series B Preferred Stock balance is included on the accompanying unaudited consolidated balance sheets.

During the nine months ended September 30, 2024 and 2023, Series B preferred stock activity is as follows:

	For the Nine Months Ended September 30, 2024		For the Nine Months Ended September 30, 2023
	Number of Shares	Amount	Number of Shares	Amount
Balance at beginning of period	1,144	$1,203,967	1,000	$1,037,201
Shares issued for accrued compensation	312	312,000	144	144,000
Shares issued for compensation	50	50,000	-	-
Shares and accrued dividends forfeited	(317)	(334,009)	-	-
Dividends accrued	-	19,352	-	16,996
Balance at end of period	1,189	$1,251,310	1,144	$1,198,197

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024
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

SEPTEMBER 30, 2024
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

SEPTEMBER 30, 2024
(UNAUDITED)

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

On August 9, 2024, the Company entered into a Promissory Note and Security Agreement (the “August 2024 Note”) with a Private investor (the “Private Investor”) in the principal amount of $990,000 in connection with the conversion of 8,000 shares Series C Preferred Stock held by the Private Investor with a stated value of $800,000 plus additional cash proceeds from the Private Investor of $190,000. Accordingly, the Company reclassified $800,000 of Series C Preferred Stock stated value to notes payable (See Note 8).

During the nine months ended September 30, 2024 and 2023, the Company accrued dividends of $19,754 and $23,792, respectively, which was included in Series C convertible preferred stock on the accompanying unaudited consolidated balance sheets.

As of September 30, 2024, the net Series C Preferred Stock balance was $780,914, which includes stated liquidation value of $655,000 and accrued dividends payable of $125,914. As of December 31, 2023, the net Series C Preferred Stock balance was $1,621,160, which includes stated liquidation value of $1,515,000 and accrued dividends payable of $106,160. The net Series C Preferred Stock balance is included on the accompanying unaudited consolidated balance sheets.

During the nine months ended September 30, 2024 and 2023, Series C preferred stock activity is as follows:

	For the Nine Months Ended September 30, 2024		For the Nine Months Ended September 30, 2023
	Number of Shares	Amount	Number of Shares	Amount
Balance at beginning of period	15,150	$1,621,160	17,290	$1,803,731
Conversion of Series C shares to common shares	(600)	(60,000)	(2,140)	(214,000)
Reclassification of stated value to notes payable upon conversion	(8,000)	(800,000)
Dividends accrued	-	19,754	-	23,792
Balance at end of period	6,550	$780,914	15,150	$1,613,523

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

SEPTEMBER 30, 2024
(UNAUDITED)

Issuance of Common Stock for Services

Issuance of Common Stock for Professional Fees

2023

On February 6, 2023, the Company issued 6,666,667 shares of its common stock for public relations services to be rendered. These shares were valued at $40,000, or $0.006 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, during the nine months ended September 30, 2023, the Company recorded stock-based professional fees of $40,000, which was amortized into professional fees over the term of the agreement.

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

On June 3, 2023, the Company issued 1,500,000 shares of its common stock for investor relations services to be rendered. These shares were valued at $16,950, or $0.0011 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, the Company recorded stock-based professional fees of $16,950, which was amortized into professional fees over the term of the agreement.

On September 3, 2023, the Company issued 1,000,000 shares of its common stock for investor relations services to be rendered. These shares were valued at $4,500, or $0.0045 per common share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, during the nine months ended September 30, 2024 and 2023, the Company recorded stock-based professional fees of $2,250 and $2,250, respectively, which was amortized into professional fees over the term of the agreement.

During the nine months ended September 30, 2024 and 2023, the Company recorded stock-based professional fees of $0 and $38,000 in connection with the amortization to prepaid expenses related to common shares previously issued, respectively.

Issuance of Common Stock for Stock-Based Compensation

On June 7, 2023, the Company issued 2,500,000 shares of its common stock to employees for services for services rendered. These shares were valued at $26,000, or $0.0104 per common share, based on the quoted closing price of the Company’s common stock on the measurement date.

During the nine months ended September 30, 2024 and 2023, aggregate accretion of stock-based compensation expense on granted common shares amounted to $0 and $42,183, respectively. Total unrecognized compensation expense related to these unvested common shares on September 30, 2024 and December 31, 2023 amounted to $0. By mutual agreement between the parties, the vesting date of previously granted shares was extended through May 2025.

The following table summarizes activity related to non-vested shares:

	Number of Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2023	14,970,120	$0.132
Shares vested	-	-
Non-vested, September 30, 2024	14,970,120	$0.132

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024
(UNAUDITED)

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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024
(UNAUDITED)

Stock Options

For the nine months ended September 30, 2024 and 2023, the Company recorded no compensation expense related to stock options. Total unrecognized compensation expense related to unvested stock options on September 30, 2024 and December 31, 2023 amounted to $0.

Stock option activities for the nine months ended September 30, 2024 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2023	8,445,698	$0.40	2.43	$-
Expired	(1,675,000)	-	-	-
Balance Outstanding, September 30, 2024	6,770,698	$0.44	2.22	$-
Exercisable, September 30, 2024	6,770,698	$0.44	2.22	$-

Warrants

Warrant activities for the nine months ended September 30, 2024 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2023	34,000,000	$0.011	2.73	$-
Expired	(800,000)	-	-	-
Balance Outstanding September 30, 2024	33,200,000	$0.01	2.04	$-
Exercisable, September 30, 2024	33,200,000	$0.01	2.04	$-

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

SEPTEMBER 30, 2024
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

The aggregate number of shares of common stock and number of shares of the Company’s common stock that may be subject to incentive stock options granted under the 2018 Plan is 50,000,000 shares, of which 11,445,698 shares have been issued or granted under incentive stock options and 29,451,070 shares of restricted stock have been issued as of September 30, 2024. All shares underlying grants are expected to be issued from the Company’s unissued authorized shares available.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of September 30, 2024, other than discussed below, the Company is not involved in any other pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

On March 8, 2021, a former officer of the Company resigned. Both parties alleged certain claims against the other, including with respect to certain compensation claims. Neither party has filed litigation. The Company intends to vigorously defend itself against any possible claims and assert any relevant claims against the former executive and believes it will prevail. The Board of Directors of the Company has resolved and taken action in February 2024 to cause the forfeiture of equity and deferred compensation owed/outstanding by said officer. Accordingly, on February 8, 2024, the Board of Directors of the Company determined that 120 shares of Series B convertible preferred stock and 5,250,000 shares of the Company’s common stock shall be forfeited (See Note 9). Additionally, on February 8, 2024, the Company reversed accrued compensation that was outstanding to this former officer as of December 31, 2023 of $347,097 and accordingly, during the nine months ended September 30, 2024, the Company recorded a gain on debt extinguishment of $347,097.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024
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

SEPTEMBER 30, 2024
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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024
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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024
(UNAUDITED)

M&A advisory agreement

On October 18, 2023, the Company and Maxim Group LLC (“Maxim”) entered into an engagement letter, whereby Maxim was engaged as the Company’s exclusive financial advisor to perform merger and acquisition advisory services. Either Maxim or the Company may terminate this Agreement at any time upon thirty (30) days’ prior written notice to the other party after the six (6) month anniversary of this Agreement. The Company paid Maxim a one-time non-refundable cash fee of $25,000 due promptly upon execution of the Agreement (the “Retainer”). The Retainer shall be creditable against the Success Fee. If during the term of this Agreement a Transaction is consummated or the Company enters into an agreement regarding a Transaction (which is consummated subsequent to the completion of the Term), a fee (the “Success Fee”) will be payable in U.S. dollars upon the closing of the Transaction to Maxim equal to 6.5% of the Consideration (as defined hereinafter), provided however, that if a Transaction is consummated or the company enters into an agreement regarding a Transaction with Curtis Stout Inc., such Success Fee shall be reduced to 4.0% of Consideration from Curtis Stout Inc. In the event that the Company enters into an agreement with respect to a Transaction during the term of this Agreement that is subsequently terminated, and the Company becomes entitled to a break-up, termination, topping, expense reimbursement or similar fee or payment (including any judgment for damages or amount in settlement of any dispute as a result of such termination, or any profit on any stock acquired from, or stock option granted by, any party to such transaction), a fee (the “Break-up Fee”) equal to 10.0% of all such amounts, payable promptly upon receipt of such amounts by the Company. Upon the closing of a Transaction, for a period of twelve (12) months from such closing, the Company grants Maxim the right of first refusal to act as sole managing underwriter and sole book runner, sole placement agent, or sole sales agent, for any and all future public or private equity, equity-linked or debt (excluding commercial bank debt) offerings for which the Company retains the service of an underwriter, agent, advisor, finder or other person or entity in connection with such offering period of the Company, or any successor to or any subsidiary of the Company. The Company shall not offer to retain any entity or person in connection with any such offering on terms more favorable than terms on which it offers to retain Maxim. Such offer shall be made in writing in order to be effective. Maxim shall notify the Company within ten (10) business days of its receipt of the written offer contemplated above as to whether or not it agrees to accept such retention. If Maxim should decline such retention, the Company shall have no further obligations to Maxim with respect to the offering for which it has offered to retain Maxim, except as otherwise provided for herein. As of the date of this report, no funds have been raised. In connection with this agreement, during the nine months ended September 30, 2024, the Company recorded professional fees of $14,383.

NOTE 11 – CONCENTRATIONS

Concentrations Of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits. The Company places its cash in banks at levels that, at times, may exceed federally insured limits. On September 30, 2024, the Company had no cash in bank in excess of FDIC insured levels. To reduce its risk associated with the failure of such a financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions. The Company reviews its bank relationships in order to mitigate its risk to ensure that its exposure is limited or reduced to the FDIC protection limits. The Company has not experienced any losses in such accounts through September 30, 2024.

Geographic Concentrations of Sales

During the nine months ended September 30, 2024 and 2023, all sales were in the United States.

Customer Concentrations

For the nine months ended September 30, 2024, one customer accounted for approximately 25.2% of total sales. For the nine months ended September 30, 2023, one customer accounted for approximately 12.9% of total sales. On September 30, 2024, two customers accounted for 37.9% (20.7% and 17.2%, respectively) of the total accounts receivable balance. On December 31, 2023, two customers accounted for 41.8% (29.5% and 12.3%, respectively) of the total accounts receivable balance.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024
(UNAUDITED)

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

Information with respect to these reportable business segments for the three and nine months ended September 30, 2024 and 2023 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
C-Bond	$-	$-	$-	$124,372
Patriot Glass	659,881	813,951	2,460,218	1,618,854
	659,881	813,951	2,460,218	1,743,226
Depreciation and amortization:
C-Bond	-	-	-	569
Patriot Glass	26,089	22,558	75,104	63,384
	26,089	22,558	75,104	63,953
Interest expense:
C-Bond	1,164	-	1,335	357
Patriot Glass	46,814	11,466	73,895	23,264
Other (a)	40,472	47,221	80,947	402,704
	88,450	58,687	156,177	426,325
Net income (loss):
C-Bond	(167,741)	(179,586)	(315,152)	3,304,381
Patriot Glass	(182,618)	143,289	(114,034)	(33,524)
Other (a)	(322,370)	(127,771)	(797,160)	(383,739)
	$(672,729)	$(164,068)	$(1,226,346)	$2,887,118

	September 30, 2024	December 31, 2023
Identifiable long-lived tangible assets on September 30, 2024 and December 31, 2023 by segment:
C-Bond	$-	$-
Patriot Glass	176,536	171,606
	$176,536	$171,606

(a)	The Company does not allocate any general and administrative or financing expenses of its holding company activities to its reportable segments, because these activities are managed at the corporate level.

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024
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

Transaction Price

The Company agrees with its customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances, labor costs, and freight. In the Company’s C-Bond contracts with customers, the Company allocates the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Returns of the Company’s product by its customers are permitted only when the product is not to specification and were not material for the nine months ended September 30, 2024 and 2023. Any sales tax, value added tax, and other tax the Company collects concurrently with its revenue-producing activities are excluded from revenue.

Revenue Disaggregation

The Company tracks its revenue by product. The following table summarizes our revenue by product for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
	2024	2023
C-Bond Secure multi-purpose and BRS ballistic resistant glass protection systems	$33,537	$9,709
C-Bond nanoShield solution sales	-	112,413
Window tint installation and sales recognized over time	2,426,681	1,618,854
Freight and delivery	-	2,250
Total	$2,460,218	$1,743,226

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024
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

During the nine months ended September 30, 2024 and 2023, in connection with its property operating leases, the Company recorded rent expense of $16,800 and $84,701, respectively, which is expensed during the year and included in general and administrative expenses on the accompanying unaudited consolidated statements of operations.

As of September 30, 2024, the weighted-average remaining lease term for the operating lease is 1.80 years and the weighted-average incremental borrowing rate used was approximately 11.5%.

On September 30, 2024 and December 31, 2023, right-of-use asset (“ROU”) is summarized as follows:

	September 30, 2024	December 31, 2023
Office leases and office equipment right of use assets	$279,162	$279,162
Less: accumulated amortization	(165,957)	(120,678)
Balance of ROU assets	$113,205	$158,484

On September 30, 2024 and December 31, 2023, operating lease liabilities related to the ROU assets are summarized as follows:

	September 30, 2024	December 31, 2023
Lease liabilities related to office leases right of use assets	$113,205	$157,752
Less: current portion of lease liabilities	(60,166)	(60,503)
Lease liabilities – long-term	$53,039	$97,249

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024
(UNAUDITED)

On September 30, 2024, future minimum base lease payments due under non-cancelable operating leases are as follows:

Twelve months ending September 30,	Amount
2025	$70,351
2026	56,000
Total minimum non-cancelable operating lease payments	126,351
Less: discount to fair value	(13,146)
Total lease liability on September 30, 2024	$113,205

NOTE 15 – RELATED PARTY TRANSACTIONS

Due from Related Party

On May 8, 2024, the SEC filed an administrative proceeding, File No. 3-21932, and agreed to accept the settlement offers and institute an Order. Without admitting or denying the SEC’s findings, C-Bond and its Chief Executive Officer consented to a cease-and-desist order and agreed to pay penalties of $175,000 and $50,000, respectively. The Chief Executive Officer also agreed, pursuant to Section 304 of the Sarbanes-Oxley Act, to reimburse C-Bond for a bonus of $21,961 in cash and 197 Series B preferred shares of stock, which he had received during the time C-Bond’s financial statements were misstated. In May 2024, the 197 Series B preferred shares were cancelled. As of December 31, 2023, based on the settlement offers, the Company had accrued $175,000 of settlement expense association with this matter which is included in accrued expenses on the accompany unaudited consolidated balance sheet. In connection with the settlement offer, in March 2024, the Company deposited $225,000 into escrow. Upon acceptance of the settlement offer by the SEC in May 2024, the escrow amount was paid to the SEC and the accordingly, the Company reduced accrued expenses by $175,000 and recorded an amount due from related party of $50,000 on the accompanying unaudited balance sheet as of September 30, 2024. On August 16, 2024, the Company received cash of $50,000 and reduced the amount due from related party. The Chief Executive Officer also agreed, pursuant to Section 304 of the Sarbanes-Oxley Act, to reimburse C-Bond for a bonus of $21,961 in cash and 197 Series B preferred shares of stock, which he had received during the time C-Bond’s financial statements were misstated. In May 2024, the 197 Series B preferred shares were cancelled (See Note 9) and the Chief Executive Officer issued a check to the Company in the amount of $21,961, which the Company expects to deposit before year end. The amount due of $21,961 is included in due from related party on the accompanying unaudited balance sheet as of September 30, 2024.

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

SEPTEMBER 30, 2024
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

C-BOND SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024
(UNAUDITED)

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

NOTE 17 – SUBSEQUENT EVENTS

On October 1, 2024, the Company’s subsidiary, Patriot Glass, entered into a Merchant Loan (the “October 2024 Merchant Loan”) with a lender in the principal amount of $75,000 and received net proceeds of $45,000, net of fees of $5,000 which will be reflected as a debt discount to be amortized into interest expense over the term of the note. The October 2024 Merchant Loan requires a weekly payment of principal and interest of $4,167 through February 2025.

On October 21, 2024, the Company received a notice default stating that the Company is now in default of its March 2024 Note, April 2024 Note and June 2024 Note with Diagonal (See Note 7) for non-payment of the October 2024 installment payment due. Demand was made for the immediate payment (as provided in these Notes) of a sum representing 220% of the remaining outstanding principal balances (in the aggregate, ($140,086 (March Note balance) + $99,056 (April Note balance) + $52,650 (June Note balance) * 2.2 = $641,942), together with accrued interest and Default Interest as provided for in the Notes.

On October 21, 2024, the Company issued 5,305,040 shares of its common stock upon the conversion of $10,000 in principal balance of the March 2024 Note. The conversion price was based on contractual terms of the March 2024 Note.

On October 25, 2024, the Company issued 8,241,758 shares of its common stock upon the conversion of $15,000 in principal balance of the March 2024 Note. The conversion price was based on contractual terms of the March 2024 Note.

On October 31, 2024, the Company issued 8,391,608 shares of its common stock upon the conversion of $12,000 in principal balance of the March 2024 Note. The conversion price was based on contractual terms of the March 2024 Note.

On November 1, 2024, the Company entered into an addendum to the Institutional and Retail Investor Outreach Services Contract with Cervitude LLC, whereby the Company agreed to issue 13,000,000 restricted shares of Common Stock to Cervitude in lieu of cash payment of $25,000 for services delivered between August and December 2024.

On November 6, 2024, the Company’s subsidiary, Patriot Glass, entered into a Merchant Loan (the “November 2024 Merchant Loan”) with a lender in the principal amount of $74,950 and received net proceeds of $44,555, net of fees of $5,445, which will be reflected as a debt discount to be amortized into interest expense over the term of the note. The November 2024 Merchant Loan requires a weekly payment of principal and interest of $5,354 through February 2025.

On November 12, 2024, the Company issued 10,859,728 shares of its common stock upon the conversion of $12,000 in principal balance of the March 2024 Note. The conversion price was based on contractual terms of the March 2024 Note.

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

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, we had a net loss of $1,226,346 for the nine months ended September 30, 2024. Net cash used in operations was $1,136,520 and $1,228,280 for the nine months ended September 30, 2024 and 2023, respectively. Additionally, as of September 30, 2024, we had an accumulated deficit, shareholders’ deficit, and working capital deficit of $62,094,359, $4,869,010 and $1,786,279, respectively. On September 30, 2024, we had cash of $21,673. These factors raise substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We are seeking to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of common shares and preferred shares, and from the issuance of promissory notes and convertible promissory notes, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail our operations. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements for the three and nine months ended September 30, 2024 and 2023, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three and nine months ended September 30, 2024 and 2023.

Comparison of Results of Operations for the Three and Nine Months ended September 30, 2024 and 2023

Sales

For the three months ended September 30, 2024, sales amounted to $659,881 as compared to $813,951 for the three months ended September 30, 2023, a decrease of $154,070, or 18.9%, primarily attributable to a decrease in window tint installation and services to school districts in Texas. For the nine months ended September 30, 2024, sales amounted to $2,460,218 as compared to $1,743,226 for the nine months ended September 30, 2023, an increase of $716,992, or 41.1%. Thise increase was attributable to an increase in sales of window tint installation and services to school districts in Texas. The Texas Education Agency (TEA) mandated that each school district and open-enrollment charter school install either entry-resistant film or fencing on ground-floor windows that would allow access, glass doors, and windows adjacent to glass doors. Additionally, we had an increase in sales from the sales of C-Bond Secure multi-purpose and BRS ballistic resistant glass protection systems. These increases were offset by a decrease in sales of our recently sold C-Bond nanoShield™ solutions product line of $112,413 during the nine months ended September 2024 and compared to the nine months ended September 30, 2023, due to product line sale in May 2023, and a decrease in freight and delivery sales.

Cost of Goods Sold

In connection with our C-Bond Solutions segment, cost of goods sold was comprised primarily of the cost of raw materials and finished inventory sold, packaging costs, and warranty costs. In connection with our Patriot Glass segment, cost of goods sold is comprised primarily of cost of raw materials such as film, labor, subcontractor costs, equipment rental, and supplies.

For the three months ended September 30, 2024, cost of sales amounted to $381,773 as compared to $346,611 for the three months ended September 30, 2023, an increase of $35,162, or 10.1%. For the nine months ended September 30, 2024, cost of sales amounted to $1,268,661 as compared to $801,042 for the nine months ended September 30, 2023, an increase of $467,619, or 58.4%.

Gross Profit

For the three months ended September 30, 2024, gross profit amounted to $278,108, or 42.2% of sales, as compared to $467,340, or 57.4% of sales, for the three months ended September 30, 2023, a decrease of $189,232, or 40.5%. For the nine months ended September 30, 2024, gross profit amounted to $1,191,557, or 48.3% of sales, as compared to $942,184, or 54.1% of sales, for the nine months ended September 30, 2023, an increase of $249,373, or 26.5%.

Operating Expenses

For the three months ended September 30, 2024, operating expenses amounted to $641,167 as compared to $581,971 for the three months ended September 30, 2023, an increase of $59,196, or 10.2%. For the nine months ended September 30, 2024, operating expenses amounted to $2,388,496 as compared to $2,152,281 for the nine months ended September 30, 2023, an increase of $236,215, or 11.0%. For the three and nine months ended September 30, 2024 and 2023, operating expenses consisted of the following:

	Three Months ended September 30,		Nine Months ended September 30,
	2024	2023	2024	2023
Compensation and related benefits, including stock-based compensation charges	$403,517	$308,991	$1,556,184	$1,177,044
Professional fees	86,814	111,005	316,428	491,958
General and administrative expenses	150,836	161,975	515,884	483,279
Total	$641,167	$581,971	$2,388,496	$2,152,281

Compensation and related benefits

For the three months ended September 30, 2024, compensation and related benefits increased by $94,526, or 30.6%, as compared to the three months ended September 30, 2023. This increase was primarily due to an overall increase in executive compensation and related benefits of $71,752 and an increase in sales compensation and related benefits of $22,774.

For the nine months ended September 30, 2024, compensation and related benefits increased by $379,140, or 32.2%, as compared to the nine months ended September 30, 2023. This increase was primarily due to an increase in stock-based compensation of $334,785, and an overall increase in compensation and related benefits of $44,355.

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

Professional fees

For the three months ended September 30, 2024, professional fees decreased by $24,191, or 21.8%, as compared to the three months ended September 30, 2023. This decrease was primarily related to a decrease in consulting fees of $36,180, offset by an increase in other professional fees of $11,989.

For the nine months ended September 30, 2024, professional fees decreased by $175,530, or 35.7%, as compared to the nine months ended September 30, 2023. This decrease was primarily related to a decrease in consulting fees of $170,814 and a decrease in legal fees of $30,363, offset by an increase in accounting fees of $7,631 and a net increase in other professional fees of $18,016.

General and administrative

For the three months ended September 30, 2024, general and administrative expenses decreased by $11,139, or 6.9%, as compared to the three months ended September 30, 2023. The decrease is primarily attributable to a decrease in bad debt expense of $17,987, offset by an increase in other selling, general and administrative expenses of $6,848.

For the nine months ended September 30, 2024, general and administrative expenses increased by $32,605, or 6.7%, as compared to the nine months ended September 30, 2023. The increase is primarily attributable to an increase in bad debt expense of $5,107, an increase in advertising expense of $21,102, an increase in other selling, general and administrative expenses of $21,465, an increase in depreciation expense of $11,152, and an increase in shipping and handling expense of $8,080, offset by a decrease in rent of $34,301 associated with the sale of the C-Bond nanoShield™ product line in May 2023.

Other Operating Income

During the nine months ended September 30, 2024 and 2023, we reported a gain on sale of our nanoShield™ product line of $0 and $4,051,709, respectively. We did not record any other operating income during the three months ended September 30, 2024 and 2023.

(Loss) Income from Operations

For the three months ended September 30, 2024 and 2023, loss from operations amounted to $363,059 and $114,631, respectively, an increase of $248,428, or 216.7%. For the nine months ended September 30, 2024 and 2023, (loss) income from operations amounted to $(1,196,939) and $2,841,612, respectively, a negative change of $4,038,551, or 142.1%.

Other Income (Expenses), net

For the three months ended September 30, 2024, other expenses, net amounted to $309,670 as compared to $49,437 for the three months ended September 30, 2023, an increase of $260,233, or 526.4%. This change was primarily due to an increase in interest expense of $29,763 related to an increase in interest-bearing debt, which includes an increase in merchant loans with high interest rates. Additionally, during the three months ended September 30, 2024, we recorded a loss on debt extinguishment aggregating $221,220 that included the recording of a put premium expense of $189,642 and the write off of remaining debt discount of $31,578, both which were related to the amendment of certain notes payable.

For the nine months ended September 30, 2024, other income (expenses), net amounted to $(29,407) as compared to $45,506 for the nine months ended September 30, 2023, a negative change of $74,913, or 164.6%. This change was primarily due to a decrease in interest expense of $270,148 related to an average decrease in interest-bearing debt during the period, offset by a decrease in gain on debt extinguishment of $345,061 related to the reversal of previously accrued compensation and settlement of debt. Additionally, during the nine months ended September 30, 2024, we recorded a loss on debt extinguishment aggregating $221,220 that included the recording of a put premium expense of $189,642 and the write off of remaining debt discount of $31,578, both which were related to the amendment of certain notes payable.

Net (Loss) Income

Due to factors discussed above, for the three months ended September 30, 2024 and 2023, net loss amounted to $(672,729) and $(164,068), respectively. For the three months ended September 30, 2024, net loss attributable to common shareholders, which included dividends accrued on Series B and C preferred stock of $(11,008) and the add back of net loss attributable to noncontrolling interests of $36,524, amounted to $(647,213), or $(0.00) per common share (basic and diluted). For the three months ended September 30, 2023, net loss attributable to common shareholders, which included dividends accrued on Series B and C preferred stock of $13,483 and the addition of net (income) attributable to noncontrolling interests of $28,657, amounted to $(206,208), or $(0.00) per common shares (basic and diluted).

Due to factors discussed above, for the nine months ended September 30, 2024 and 2023, net (loss) income amounted to $(1,226,346) and $2,887,118, respectively. For the nine months ended September 30, 2024, net loss attributable to common shareholders, which included dividends accrued on Series B and C preferred stock of $(39,106) and the add back of net loss attributable to noncontrolling interests of $22,807, amounted to $(1,242,645), or $(0.00) per common share (basic and diluted). For the nine months ended September 30, 2023, net income attributable to common shareholders, which included dividends accrued on Series B and C preferred stock of $40,788 and the add back of net loss attributable to noncontrolling interests of $6,705, amounted to $2,853,035, or $0.01 per basic common shares and $0.00 per diluted common share.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $21,673 and $736,461 as of September 30, 2024 and December 31, 2023, respectively.

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

Recent Fundings

On March 1, 2024, we executed a Promissory Note (the “March 2024 Note”) in favor of Diagonal in the aggregate principal amount of $157,000 (the “Principal”), and an accompanying Securities Purchase Agreement (“SPA”). Through August 15, 2024, the March 2024 Note was only convertible into shares of the Company’s common stock in the event of a default. On August 15, 2024, we entered into two amendments to the March 2024 Note. The amendments to the March 2024 Note changed the number and dollar amount of mandatory monthly payments to be paid to 9 payments, each in the amount of $17,877 (a total payback to the Holder of $160,893). The first payment shall be due August 30, 2024, with 8 subsequent payments due on the 30th day of each month thereafter. The amendments to the March 2024 Note also made the March 2024 Note convertible at any time at Diagonal’s option and changed the conversion price to 65% multiplied by the lowest closing bid price during the 10 trading days prior to the conversion date (representing a discount rate of 35%). All other terms in the March 2024 Note remain the same. Among other things, an event of default (“Event of Default”) shall occur if the Company fails to pay the principal or interest when due on the March 2024 Note, whether at maturity, upon acceleration or otherwise. Upon the occurrence of any Event of Default, the March 2024 Note shall become immediately due and payable and the Company shall pay to the Investor, in full satisfaction of its obligations hereunder, an amount equal to 220% times the sum of the then outstanding principal amount of this March 2024 Note plus accrued and unpaid interest on the unpaid principal amount of this March 2024 Note to the date of payment plus Default Interest, if any. At no time may the Note be converted into shares of our common stock if such conversion would result in the Investor and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock. As of September 30, 2024, the principal balance of the March 2024 Note was $139,548.

On April 8, 2024, we executed a Promissory Note (the “April 2024 Note”) in favor of Diagonal in the aggregate principal amount of $127,693 (the “Principal”), and an accompanying Securities Purchase Agreement (“SPA”). The April 2024 Note was funded on April 10, 2024, in the amount of $100,000. Through August 15, 2024, the April 2024 Note was only convertible into shares of the Company’s common stock in the event of a default. On August 15, 2024, the Company entered into two amendments to its April 2024 Note in favor of Diagonal in the principal amount of $127,693. The amendments to the April 2024 Note changed the number and dollar amount of mandatory monthly payments to be paid to 9 payments, each in the amount of $21,980 (a total payback to the Holder of $197,820). The first payment shall be due August 13, 2024, with 8 subsequent payments due on the 15th day of each month thereafter. The amendments to the April 2024 Note also made the April 2024 Note convertible at any time at Diagonal’s option and changed the conversion price to 65% multiplied by the lowest closing bid price during the 10 trading days prior to the conversion date (representing a discount rate of 35%). All other terms in the April 2024 Note remain the same. A one-time interest charge of 12% (the “Interest Rate”) shall be applied on the issuance date to the Principal. Under the terms of the original April 2024 Note, the Company was required to make monthly payments beginning on August 15, 2024. Any amount of principal or interest on the April 2024 Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid (“Default Interest”). Among other things, an event of default (“Event of Default”) shall occur if the Company fails to pay the principal or interest when due on the Note, whether at maturity, upon acceleration or otherwise. Upon the occurrence of any Event of Default, the April 2024 Note shall become immediately due and payable and the Company shall pay to the Investor, in full satisfaction of its obligations hereunder, an amount equal to 220% times the sum of the then outstanding principal amount of this April 2024 Note plus accrued and unpaid interest on the unpaid principal amount of this April 2024 Note to the date of payment plus Default Interest, if any. At no time may the April 2024 Note be converted into shares of our common stock if such conversion would result in the Investor and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares As of September 30, 2024, the principal balance of the April 2024 Note was $97,407.

On June 5, 2024, we executed a Promissory Note (the “June 2024 Note”) in favor of Diagonal in the aggregate principal amount of $67,500 (the “Principal”), and an accompanying Securities Purchase Agreement (“SPA”). The June 2024 Note was funded on June 5, 2024, in the amount of $50,000, net of original issue discount and fees of $17,500. Under the terms of the June 2024 Note, the Company is required to make nine monthly payments of principal and interest of $8,775 beginning on July 15, 2024. Any amount of principal or interest on the April 2024 Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid (“Default Interest”). Through August 15, 2024, the June 2024 Note was only convertible into shares of the Company’s common stock in the event of a default. On August 15, 2024, we entered into an amendment to its June 2024 Note in favor of Diagonal in the principal amount of $67,500. The amendment to the June 2024 Note made the June 2024 Note convertible at any time at Diagonal’s option and changed the conversion price to 65% multiplied by the lowest closing bid price during the 10 trading days prior to the conversion date (representing a discount rate of 35%). All other terms in the June 2024 Note remain the same. Accordingly, on August 15, 2024, the principal amount outstanding of $47,453 was reclassified from notes to convertible notes payable (See Note 8). Among other things, an event of default (“Event of Default”) shall occur if the Company fails to pay the principal or interest when due on the June 2024 Note, whether at maturity, upon acceleration or otherwise. Upon the occurrence of any Event of Default, the June 2024 Note shall become immediately due and payable and the Company shall pay to the Investor, in full satisfaction of its obligations hereunder, an amount equal to 220% times the sum of the then outstanding principal amount of this June 2024 Note plus accrued and unpaid interest on the unpaid principal amount of this June 2024 Note to the date of payment plus Default Interest, if any. At no time may the June 2024 Note be converted into shares of our common stock if such conversion would result in the Investor and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of the Company’s common stock. As of September 30, 2024, the principal balance of the June 2024 Note was $47,453.

On June 17, 2024, our subsidiary, Patriot Glass, entered into a Merchant Loan (the “June 2024 Merchant Loan”) with a lender in the principal amount of $85,000 and received net proceeds of $81,550, net of fees of $3,450, which was reflected as a debt discount to be amortized into interest expense over the term of the note. The June 2024 Merchant Loan requires a weekly payment of principal and interest of $2,988 through March 19, 2025 for an effective interest rate of 85.9%. On September 30, 2024, the principal amount due on the June 2024 Merchant Loan is $60,790.

On July 31, 2024, our subsidiary, Patriot Glass, entered into a Merchant Loan (the “July 2024 Merchant Loan”) with a lender in the principal amount of $75,000 and received net proceeds of $73,030, net of fees of $1,970, which was reflected as a debt discount to be amortized into interest expense over the term of the note. The July 2024 Merchant Loan requires a weekly payment of principal and interest of $3,022 through April 2025. On September 30, 2024, the principal amount due on the July 2024 Merchant Loan is $62,941.

On August 9, 2024, we entered into a Promissory Note and Security Agreement (the “August 2024 Note”) with a Private investor (the “Private Investor”) in the principal amount of $990,000 in connection with the conversion of 8,000 shares Series C Preferred Stock held by the Private Investor with a stated value of $800,000 plus additional cash proceeds from the Private Investor of $190,000. The August 2024 Note consists of $800,000 stated value of Series C Preferred stock converted plus additional cash proceeds of $190,000 received from the Private Investor. The August 2024 Note shall bear interest at 6% per annum. We shall pay quarterly interest expense of $14,850 starting on October 1, 2024 and continuing until the maturity date, which is the earlier of August 9, 2027, or a change of control in the Company, as defined in the August 2024 Note. All outstanding principal and unpaid interest is due on the maturity date. The August 2024 Note is secured all assets of the Company.

On September 19, 2024, our subsidiary, Patriot Glass, entered into a Merchant Loan (the “September 2024 Merchant Loan”) with a lender in the principal amount of $70,000 and received net proceeds of $65,100, net of fees of $4,900, which was reflected as a debt discount to be amortized into interest expense over the term of the note. The September 2024 Merchant Loan requires a weekly payment of principal and interest of $4,287 through September 2025. On September 30, 2024, the principal amount due on the September 2024 Merchant Loan is $67,284.

Summary

As of September 30, 2024, we determined that there was substantial doubt about our ability to maintain operations as a going concern. Our unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $1,226,346 for the nine months ended September 30, 2024. Net cash used in operations was $1,136,520 and $1,228,280 for the nine months ended September 30, 2024 and 2023, respectively. Additionally, as of September 30, 2024, the Company had an accumulated deficit, shareholders’ deficit, and working capital deficit of $62,094,359, $4,869,010 and $1,786,279, respectively. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. We will seek to raise capital through additional debt and/or equity financings to fund operations in the future. Although we have historically raised capital from sales of common and preferred shares, from the issuance of notes payable, and from the issuance of convertible promissory notes, there is no assurance that it will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. Our unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

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

Cash Flows

For the nine months ended September 30, 2024 and 2023

The following table shows a summary of our cash flows for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(1,136,520)	$(1,228,280)
Net cash (used in) provided by investing activities	(42,157)	3,927,861
Net cash provided by (used in) financing activities	463,889	(1,663,543)
Net (decrease) increase in cash	(714,788)	1,036,038
Cash - beginning of the period	736,461	97,091
Cash - end of the period	$21,673	$1,133,129

Net Cash Used in Operating Activities:

Net cash flow used in operating activities was $1,136,520 for the nine months ended September 30, 2024 as compared to net cash flow used in operating activities of $1,228,280 for the nine months ended September 30, 2023, a decrease of $91,760.

Net cash flow used in operating activities for the nine months ended September 30, 2024 primarily reflected a net loss of $1,226,346, which was then adjusted for the add-back (deduction) of non-cash items primarily consisting of depreciation and amortization of $75,104, stock-based compensation expense of $376,968, amortization of debt discount of $48,705, non-cash gain on debt extinguishment of $(126,770), non-cash compensation claw back of $(21,961), and bad debt expense of $7,021, and changes in operating assets and liabilities consisting primarily of a decrease in accounts receivable of $190,425, a decrease in inventory of $35,226, an increase in prepaid expenses of $57,941, an increase in contract assets of $81,085, an increase in contract liabilities of $370,262, an increase in accounts payable of $102,357, and a decrease in accrued expenses of $95,143.

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

Net Cash Provided by (Used in) Investing Activities:

Net cash provided by investing activities was $3,927,861 for the nine months ended September 30, 2023 as compared to net cash used in investing activities of $42,157 for the nine months ended September 30, 2024.

During the nine months ended September 30, 2024, we used cash for the purchase of property and equipment for $42,157.

During the nine months ended September 30, 2023, we received net proceeds of $4,042,631 from the sale of our nanoShield product line and related technologies. Additionally, we purchased property and equipment for $114,770.

Net Cash Provided by (Used in) Financing Activities:

Net cash provided by financing activities was $463,889 for the nine months ended September 30, 2024 as compared to net cash used in financing activities of $(1,663,543) for the nine months ended September 30, 2023.

During the nine months ended September 30, 2024, we received net proceeds from notes payable of $775,837. These proceeds were offset by the repayment of notes payable of $176,948 and the repayment of convertible notes payable of $135,000.

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

The following tables summarize our contractual obligations as of September 30, 2024, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-2 years	3-5 years	5 + years
Notes payable	$1,326,776	$280,630	$1,020,054	$26,092	$-
Convertible note payable	1,437,141	654,050	783,091	-	-
Interest on notes payable	191,292	191,292	-	-	-
Operating lease gross base rent	126,351	70,351	56,000	-	-
Total	$3,081,560	$1,196,323	$1,859,145	$26,092	$-

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements during the period presented as defined in the rules and regulations of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2024, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 8, 2021, a former officer of the Company resigned. Both parties alleged certain claims against the other, including with respect to certain compensation claims. Neither party has filed litigation. The Company intends to vigorously defend itself against any possible claims and assert any relevant claims against the former executive and believes it will prevail. The Board of Directors of the Company have resolved and taken action in February 2024 to cause the forfeiture of equity and deferred compensation owed/outstanding by said officer. Accordingly, on February 8, 2024, the Board of Directors of the Company determined that 120 shares of Series B convertible preferred stock and 5,250,000 shares of the Company’s common stock shall be forfeited (See Note 9). Additionally, on February 8, 2024, the Company reversed accrued compensation that was outstanding to this former officer as of December 31, 2023 of $347,097 and accordingly, during the nine months ended September 30, 2024, the Company recorded a gain on debt extinguishment of $347,097.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On October 21, 2024, we received a notice default stating that the Company is now in default of its Notes Payable with an investor for non-payment of the October 2024 installment payment due. Demand was made for the immediate payment (as provided in the Notes) of a sum representing 220% of the remaining outstanding principal balances (in the aggregate, ($140,086 (March Note balance) + $99,056 (April Note balance) + $52,650 (June Note balance) * 2.2= $641,942), together with accrued interest and Default Interest as provided for in the Notes.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

C-BOND SYSTEMS, INC.

Dated: November 14, 2024	By:	/s/ Scott R. Silverman
Scott R. Silverman
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)